Form 10-Q
period 1997-03-31
DOLLAR FINANCIAL GROUP INC
filed 1997-05-15
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-18221


                          DOLLAR FINANCIAL GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          NEW YORK                                      13-2997911
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                        1436 LANCASTER AVENUE, SUITE 210
                           BERWYN, PENNSYLVANIA 19312
               (Address of Principal Executive Offices) (Zip Code)


                                  610-296-3400
              (Registrant's Telephone Number, Including Area Code)


                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 100
                                                            -----

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX




PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Financial Statements........................................... 3

            Interim Consolidated Balance Sheets as of March 31, 1997,
            and June 30, 1996...............................................3

            Interim Unaudited Consolidated Statements of Operations
            for the Three and Nine Months Ended March 31, 1997 and 1996.....4

            Interim Unaudited Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31, 1997 and 1996...............5

            Notes to Interim Consolidated Financial Statements..............6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................14


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...............................................22

Item 6.     Exhibits and Reports on Form 8-K................................22

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)



                                                                            March 31, 1997          June 30, 1996
                                                                        -------------------      -------------------
ASSETS                                                                     (unaudited)
Cash and cash equivalents..................................................     $58,558                $22,545
Accounts receivable                                                               7,445                  4,441
Prepaid expenses        ...................................................       2,887                  1,790
Deferred income taxes                                                             1,645                  1,861
Note receivable -- officer.................................................         200                    200
Properties and equipment, net of accumulated depreciation
     of $3,126 at 3/31/97 and $1,926 at 6/30/96............................       7,095                  3,345
Cost assigned to contracts acquired, net of accumulated
     amortization of $953 at 3/31/97 and $660 at 6/30/96...................         539                    140

Cost in excess of net assets acquired, less accumulated
     amortization of $4,183 at 3/31/97 and $1,964 at 6/30/96                     92,546                 31,989

Debt issuance costs, less accumulated amortization of
     $174 at 3/31/97 and $394 at 6/30/96...................................       4,726                    717

Other......................................................................         808                    416
                                                                             ----------             ----------
                                                                               $176,449                $67,444
                                                                             ==========             ==========


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable        ...................................................     $11,554                 $6,844
Advance from money transfer agent..........................................       3,000                    ---
Accrued expenses...........................................................       7,277                  4,137
Accrued interest payable...................................................       4,906                    226
107/8 % Senior Notes due 2006..............................................     110,000                    ---
Revolving credit facility..................................................         ---                  7,738
Other long-term debt and subordinated notes payable........................       2,827                 34,792
Shareholder's equity:
     Common stock, $1 par value, 20,000 shares
     authorized, 100 shares issued and outstanding at
     March 31, 1997 and June 30, 1996......................................         ---                    ---
Foreign currency translation...............................................        (142)                   ---
Additional paid-in capital.................................................      39,888                 15,215
Accumulated deficit                                                              (2,861)                (1,508)
                                                                             ----------             ----------
     Total shareholder's equity............................................      36,885                 13,707
                                                                             ----------             ----------
                                                                               $176,449               $67,444
                                                                             ==========             ==========

             See notes to interim consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       MARCH 31,                            MARCH 31,
                                                          ---------------------------------    ------------------------------------
                                                               1997             1996               1997                 1996
                                                          ----------------    -------------    ---------------     ----------------
Revenues    ............................................          $23,977          $11,068            $56,871              $31,568

Store and regional expenses:
   Salaries and benefits................................            7,402            3,653             18,576               10,411
   Occupancy............................................            2,218            1,035              5,535                3,037
   Depreciation.........................................              421              199                991                  688
   Other................................................            5,789            2,923             14,332                8,739
                                                          ----------------    -------------    ---------------     ----------------
Total store and regional expenses.......................           15,830            7,810             39,434               22,875
Corporate expenses......................................            2,137            1,338              5,160                3,935
Loss on store closings and sales........................               25               21                 32                4,476
Other depreciation and amortization.....................            1,153              459              2,743                1,392
Interest expense........................................            3,123              884              6,829                2,558
                                                          ----------------    -------------    ---------------     ----------------
Income (loss) before taxes..............................            1,709              556              2,673              (3,668)
Income tax provision (benefit)..........................            1,387              622              2,003              (1,028)
                                                          ----------------    -------------    ---------------     ----------------
Income (loss) before extraordinary item.................              322             (66)                670              (2,640)
Extraordinary loss on debt extinguishment (net of
income tax  benefit of $1,042)                                        ---              ---            (2,023)                  ---
                                                          ----------------    -------------    ---------------     ----------------
Net income (loss).......................................              $322           ($66)           ($1,353).            ($2,640)
                                                          ================    =============    ===============     ================














             See notes to interim consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                  ----------------------------------------------
                                                                                              1997                    1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................................    $          (1,353)        $       (2,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization...........................................                 4,038                 2,080
      Losses on store closings and sales......................................                    32                 4,476
      Extraordinary loss on debt extinguishment...............................                 2,023                   ---
      Deferred tax provision (benefit)........................................                   216                 (965)
      Change in assets and liabilities (net of effect of acquisitions):
         Increase in accounts receivable......................................                 (958)               (1,001)
         Increase in prepaid expenses and other assets........................                 (982)                 (299)
         Increase in accounts payable and accrued expenses....................                 6,964                 1,176
                                                                                  ------------------    -------------------
Net cash provided by operating activities.....................................                 9,980                 2,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired............................................              (59,924)               (6,743)
Additions to properties and equipment.........................................               (1,252)                 (590)
                                                                                  ------------------    -------------------
Net cash used in investing activities.........................................              (61,176)               (7,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt....................................................              (66,788)               (2,365)
Payments on subordinated notes payable........................................                 (344)                 (275)
Net increase (decrease) in revolving credit facility..........................               (7,738)                   799
Proceeds from long-term debt..................................................               145,000                 9,182
Proceeds from advance from money transfer agent...............................                 3,000                   ---
Payments of debt issuance costs...............................................               (7,407)                 (200)
Proceeds from equity contribution from parent.................................                21,652                   210
                                                                                  ------------------    -------------------
Net cash provided by financing activities.....................................                87,375                 7,351
                                                                                  ------------------    -------------------
Effect of exchange rate changes on cash.......................................                 (166)                   ---
                                                                                  ------------------    -------------------
Net increase in cash and cash equivalents.....................................                36,013                 2,845
Cash and cash equivalents at beginning of period..............................                22,545                19,778
                                                                                  ==================    ===================
Cash and cash equivalents at end of period....................................    $           58,558    $           22,623
                                                                                  ==================    ===================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid.................................................................    $            1,841    $            2,447
Income taxes..................................................................                    21                    54
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Subordinated notes payable issued in connection with acquisitions.............                   ---                    80
Capital contribution from parent in connection with acquisition of
   AnyKind Check Cashing Centers, Inc.........................................                 2,000                   ---
Capital contribution from parent in connection with acquisition of
   Cash-N-Dash Check Cashing, Inc.............................................                   500                   ---
Capital contribution from parent in connection with acquisition of
 National Money Mart, Inc.....................................................                   520                   ---
Financing provided for insurance premiums.....................................                   166                   ---


             See notes to interim consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, it is suggested that the interim consolidated financial statements be read in conjunction with the Company's audited financial statements in its Registration Statement on Form S-4 (Registration No. 333-18221), as filed with the Securities and Exchange Commission and declared effective on March 11, 1997 (the "Registration Statement"). In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

OPERATIONS

Dollar Financial Group, Inc., known until January 1996 as Monetary Management Corporation, was organized in 1979 under the laws of the State of New York. The Company is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and there are no differences between the consolidated results of operations of Holdings and those of the Company. Holdings has no employees or operating activities. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of approximately 329 locations operating as Check Mart(R), Money Mart, Chex$Cashed, QwiCash(R), Almost-A-Banc, Financial Exchange Company(R), ABC Check Cashing, AnyKind Check Cashing Centers, C&C Check Cashing, Cash-N-Dash and The Service Centers in fourteen states, the District of Columbia and Canada. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, issuance of food stamps and other welfare benefits, and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to more than 1200 retail locations throughout the State of New York.


2.  REFINANCING AND ACQUISITIONS

In November 1996, the Company implemented a financing plan which included the offering (the "Offering") of $110.0 million of 10 7/8 % Senior Notes due 2006 (the "Senior Notes") and the establishment of a new revolving credit facility

(the "New Revolving Credit Facility") of $25.0 million. Amounts outstanding under the New Revolving Credit Facility are secured by a first priority lien on substantially all of the cash and accounts receivable of the Company and its current and future domestic subsidiaries and National Money Mart Company ("NMM"), a wholly owned Canadian subsidiary of the Company (including all of the capital stock of the Company's domestic subsidiaries and NMM and 65% of the capital stock of the Company's future foreign subsidiaries, if any). The proceeds of the Offering were used to repay all of the Company's existing indebtedness under its credit agreements ($71.4 million) and to fund the November 1996 acquisitions of Money Mart, Cash-N-Dash and C&C (each as defined in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Acquisitions"). In connection with the retirement of the Company's existing indebtedness under its credit agreements, all related debt issuance costs were written off, resulting in an extraordinary loss, net of taxes, of $2.0 million.

Pursuant to a Prospectus (forming a part of the Registration Statement), the Company offered to exchange (the "Exchange Offer") an aggregate principal amount of up to $110.0 million of 10 7/8 % Series A Senior Notes due 2006 (the "New Notes") of the Company, which have been registered under the Securities Act of 1933, as amended (the "Securities Act"), for a like principal amount of the issued and outstanding Senior Notes from the registered holders thereof (hereinafter, the term "Notes" shall refer collectively to both the Senior Notes and the New Notes). The terms of the New Notes are identical in all material respects to the Senior Notes, except for certain transfer restrictions relating to the Senior Notes. The New Notes will evidence the same class of debt as the Senior Notes and will be issued pursuant to, and entitled to the benefits of, the Indenture (the "Indenture") governing the Senior Notes. The initial expiration date of the Exchange Offer was April 9, 1997 and was extended to April 10, 1997. As of April 10, 1997, $109.8 million in aggregate principal amount of the Senior Notes had been tendered pursuant to the Exchange Offer.

The following unaudited pro forma results of operations for the year ended June 30, 1996 and for the nine months ended March 31, 1996 and 1997 have been prepared assuming that the acquisitions of Money Mart, Cash-N-Dash and C&C, along with Chex$Cashed, AnyKind and ABC (each as defined in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--Acquisitions"), had taken place as of July 1, 1995:

                                                               FOR THE
                                                         YEAR ENDED JUNE 30,          FOR THE NINE MONTHS ENDED MARCH 31,
                                                             (UNAUDITED)                          (UNAUDITED)
                                                         ---------------------     ------------------------------------------
                                                                 1996                    1996                    1997
                                                         ---------------------     ------------------     -------------------
                                                                               (DOLLARS IN THOUSANDS)
        Total revenues                                         $91,730                  $68,638                $68,312
        Income (Loss) before extraordinary item..........      $(2,270)                $ (2,628)                $ 184

The pro forma information includes adjustments for interest expense on the Senior Notes, and the amortization of intangible assets arising from the acquisitions. This pro forma financial information is not necessarily indicative of the results of operations as if the acquisitions had been effected on July 1, 1995.


3. SUBSIDIARY GUARANTOR CONDENSED FINANCIAL INFORMATION

As of March 31, 1997, pursuant to the terms of the Indenture, the Company's payment obligations under the Senior Notes were fully and unconditionally guaranteed on a joint and several basis by the Company's domestic subsidiaries (collectively, the "Guarantors"). Each of the Guarantors is a wholly owned subsidiary of the Company. In connection with the CCC Acquisition (as defined in Note 4), NMM has also subsequently become a guarantor of the Notes. The subsidiary guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the New Revolving Credit Facility and any successor credit facility.

There are no restrictions on the Guarantors' or NMM's ability to make distributions to the Company. Separate financial statements and other disclosures with respect to each Guarantor have not been presented because management has determined that such information is not material to investors. The accompanying tables set forth the condensed consolidating balance sheet at March 31, 1997, statement of operations for the nine month period ended March 31, 1997 and statement of cash flows for the nine month period ended March 31, 1997 of the Guarantors, all non-domestic subsidiaries (the "Non-Guarantor Subsidiaries") and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)



At March 31, 1997:                                       Dollar
                                                       Financial      Subsidiary     Non-Guarantor
                                                       Group, Inc.    Guarantors     Subsidiaries    Eliminations     Consolidated
                                                       ----------     -----------    -------------   ------------     ------------
ASSETS

Cash...................................................    $5,066       $48,085         $5,407            $---          $58,558
Accounts receivable....................................     1,539         6,028            512           (634)            7,445
Prepaid expenses.......................................     1,217         1,578             92             ---            2,887
Deferred income taxes..................................     1,583            62            ---             ---            1,645
Note receivable-Officer................................       200           ---            ---             ---              200
Due from affiliates....................................    88,220           ---            ---        (88,220)              ---
Properties and equipment, net..........................       815         5,228          1,052             ---            7,095
Costs assigned to contracts acquired, net..............       ---           539            ---             ---              539
Costs in excess of net assets acquired, net............       ---        75,649         16,897             ---           92,546
Debt issuance costs, net...............................     4,726           ---            ---             ---            4,726
Investment in subsidiaries.............................    53,732           ---            ---        (53,732)              ---
Other..................................................       206           502            100             ---              808
                                                                                    -----------    ------------     ------------
                                                       ===========   ===========
                                                         $157,304      $137,671        $24,060      ($142,586)         $176,449
                                                       ===========   ===========    ===========    ============     ============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable and accrued expenses..................    $2,623       $14,205         $2,003            $---          $18,831
Advance from money transfer agent......................     3,000           ---            ---             ---            3,000
Accrued interest payable...............................     4,519           387            634           (634)            4,906
Due to affiliates......................................       ---        71,996         16,224        (88,220)              ---
Revolving credit facility..............................       ---           ---            ---             ---              ---
Long term debt and subordinated notes payable..........   110,135         2,692            ---             ---          112,827
                                                       -----------
                                                                     -----------    -----------    ------------     ------------
                                                          120,277        89,280         18,861        (88,854)          139,564
Shareholder's equity:
Common Stock...........................................       ---           ---            ---             ---              ---
Foreign currency translation...........................       ---           ---          (142)             ---            (142)
Additional paid-in capital.............................    39,888        46,613          5,541        (52,154)           39,888
Retained earnings (accumulated deficit)................   (2,861)         1,778          (200)         (1,578)          (2,861)
                                                       -----------   -----------    -----------    ------------     ------------
Total shareholder's equity.............................    37,027        48,391          5,199        (53,732)           36,885
                                                       ===========   ===========    ===========    ============     ============
                                                         $157,304      $137,671        $24,060      ($142,586)         $176,449
                                                       ===========   ===========    ===========    ============     ============



                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


Nine Months Ended March 31, 1997:                                     Dollar
                                                                     Financial   Subsidiary  Non-Guarantor
                                                                     Group, Inc. Guarantors  Subsidiaries  Eliminations Consolidated
                                                                    ------------ ----------  ------------  ------------ ------------
Revenues............................................................       $---      $53,059     $3,812         $---       $56,871
Store and regional expenses:
   Salaries and benefits............................................        ---       17,593        983          ---        18,576
   Occupancy........................................................        ---        5,207        328          ---         5,535
   Depreciation.....................................................        ---          875        116          ---           991
   Other............................................................        ---       13,579        753          ---        14,332
                                                                      ----------   ----------  ---------   ----------    ----------
Total store and regional expenses...................................        ---       37,254      2,180          ---        39,434

Corporate expenses..................................................      4,720          ---        440          ---         5,160
Management fee......................................................    (4,294)        4,294        ---          ---           ---
Loss on store closings and sales....................................        ---           32        ---          ---            32
Other depreciation and amortization.................................        237        2,270        236          ---         2,743
Interest expense....................................................      1,708        4,439        682          ---         6,829
                                                                      ----------   ----------  ---------   ----------    ----------

Income before taxes                                                     (2,371)        4,770        274          ---         2,673
Income taxes provision (benefit)....................................      (801)        2,330        474          ---         2,003
                                                                      ----------   ----------  ---------   ----------    ----------

Income (loss) before extraordinary item.............................    (1,570)        2,440      (200)          ---           670
Extraordinary loss on debt extinguishment (net of income tax
    benefit of $1,042)..............................................    (2,023)          ---        ---          ---       (2,023)
                                                                      ----------   ----------  ---------   ----------    ----------
Income (loss) before equity in net income (loss) of subsidiaries....    (3,593)        2,440      (200)          ---       (1,353)
Subsidiary Guarantors...............................................      2,440          ---        ---      (2,440)           ---
Non-Guarantor Subsidiary............................................      (200)          ---        ---          200           ---
                                                                      ==========   ==========  =========   ==========    ==========
Net income (loss)...................................................   ($1,353)       $2,440     ($200)     ($2,240)      ($1,353)
                                                                      ==========   ==========  =========   ==========    ==========


                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


Nine Months Ended March 31, 1997:                              Dollar
                                                              Financial    Subsidiary     Non-Guarantor
                                                             Group, Inc.   Guarantors     Subsidiaries    Eliminations  Consolidated
                                                             ----------    ----------     ------------    ------------- ------------
Cash flows from operating activities:
Net income (loss)...........................................   ($1,353)         $2,440          ($200)      ($2,240)       ($1,353)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Undistributed income of subsidiaries..................    (2,240)            ---             ---         2,240            ---
      Depreciation and amortization.........................        542          3,144             352           ---          4,038
      Losses on store closings and sales....................        ---             32             ---           ---             32
      Extraordinary loss on debt extinguishment.............      2,023            ---             ---           ---          2,023
      Deferred tax benefit                                          208              8             ---           ---            216
      Change in assets and liabilities (net of effect of
          acquisitions):
            (Increase) decrease in accounts receivable......    (1,399)          (108)            (85)           634          (958)
            (Increase) decrease in prepaid expenses and
                other assets................................       (66)        (1,011)              95           ---          (982)
            Increase (decrease) in accounts payable and
                accrued expenses............................        862          8,942         (2,206)         (634)          6,964
                                                            ------------     ----------     -----------   -----------    -----------
Net cash provided by (used in) operating activities.........    (1,423)         13,447         (2,044)           ---          9,980

Cash flows from investing activities:
      Acquisitions, net of cash acquired....................        ---       (46,334)        (13,590)           ---       (59,924)
      Capital contribution to subsidiaries..................    (8,537)            ---             ---         8,537            ---
      Additions to properties and equipment.................      (149)        (1,073)            (30)           ---        (1,252)
      Increase in due from affiliates.......................   (72,217)            ---             ---        72,217            ---
                                                            ------------     ----------     -----------   -----------    -----------
Net cash used in investing activities.......................   (80,903)       (47,407)        (13,620)        80,754       (61,176)

Cash flows from financing activities:
      Payments on long term debt............................   (66,788)            ---             ---           ---       (66,788)
      Payments on subordinated notes payable................      (341)            (3)             ---           ---          (344)
      Net decrease in revolving credit facility.............    (7,738)            ---             ---           ---        (7,738)
      Proceeds from long term debt..........................    145,000            ---             ---           ---        145,000
      Proceeds from advance from money transfer agent.......      3,000            ---             ---           ---          3,000
      Payment of debt issuance costs........................    (7,407)            ---             ---           ---        (7,407)
      Net increase (decrease) in due to affiliate...........        ---         56,002          16,215      (72,217)            ---
      Contribution of capital...............................     21,652          3,515           5,022       (8,537)         21,652
                                                            ------------     ----------     -----------   -----------    -----------
Net cash provided by financing activities...................     87,378         59,514          21,237      (80,754)         87,375
Effect of exchange rate on cash.............................        ---            ---           (166)           ---          (166)
                                                            ------------     ----------     -----------   -----------    -----------
Net increase in cash........................................      5,052         25,554           5,407           ---         36,013
Cash at beginning of period.................................         14         22,531             ---           ---         22,545
                                                            ============     ==========     ===========   ===========    ===========
Cash at end of period.......................................     $5,066        $48,085          $5,407          $---        $58,558
                                                            ============     ==========     ===========   ===========    ===========


                          DOLLAR FINANCIAL GROUP, INC.

4.   SUBSEQUENT EVENTS

On April 18, 1997, the Company purchased 43 Ontario-based locations from Canadian Capital Corporation, the largest franchisee of National Money Mart, Inc., a wholly owned subsidiary of the Company, for consideration of $13.3 million (the "CCC Acquisition"). The stores, which operate under the "Money Mart" name, generated revenue of $10.6 million for the twelve months ended May 31, 1996. The CCC Acquisition was funded with the remaining proceeds from the Offering. In connection with the CCC Acquisition, the Company's Canadian subsidiaries (including the subsidiary which acquired the operating assets of Canadian Capital Corporation) were amalgamated into NMM, which, at such time, became a guarantor of the Notes. NMM's guarantee is full and unconditional and joint and several with all of the Guarantors.

                          SUPPLEMENTAL STATISTICAL DATA


                                                                                                                 March 31,
                                                                                                   ---------------------------------
COMPANY OPERATING DATA:                                                                                   1997              1996
                                                                                                    ---------------      ----------
Stores in operation:
   Company-Owned................................                                                               329             143
   Franchised Stores............................                                                               110               0
                                                                                                    ---------------      ----------

Total...........................................                                                               439             143
                                                                                                    ===============      ==========


--------------------------------------------------- ------------------ --- ------------------- ---- --------------- ---- -----------

                                                             Three Months Ended                             Nine Months Ended
                                                                 March 31,                                      March 31,
                                                    ------------------------------------------      --------------------------------
OPERATING DATA:                                           1997                    1996                   1997                1996
                                                    ------------------     -------------------      ---------------      ----------

Face amount of checks cashed (in millions)......              $   546                 $   210             $  1,310         $   576
Face amount of money orders sold (in millions)..              $   148                $     67            $     352         $   201
Face amount of average check....................              $   310                 $   288            $     292         $   256
Average fee per check...........................              $  8.74                 $  7.55            $    7.83         $  6.65
Number of checks cashed (in thousands)..........                1,759                     729                4,481           2,251
Number of money orders sold (in thousands)......                1,370                     674                3,340           2,139


--------------------------------------------------- ------------------ --- ------------------- ---- --------------- ---- -----------

                                                             Three Months Ended                             Nine Months Ended
                                                                 March 31,                                      March 31,
                                                    ------------------------------------------      --------------------------------
COLLECTIONS DATA:                                       1997                      1996                   1997               1996
                                                    ------------------     -------------------      ---------------  ---------------

Face amount of returned checks (in thousands)...               $2,647                    $825               $6,655          $2,665
Collections (in thousands)......................              (1,840)                   (592)              (4,450)         (1,756)
                                                    ==================     ===================      ===============      ==========
Net write-offs (in thousands)...................              $   807                 $   233               $2,205         $   909
                                                    ==================     ===================      ===============      ==========

Collections as a percentage of
   returned checks..............................                69.5%                   71.8%                66.9%           65.9%
Net write-offs as a percentage of
   check cashing revenues.......................                 5.3%                    4.2%                 6.3%            6.1%
Net write-offs as a percentage of the
   face amount of checks cashed.................                 0.1%                    0.1%                 0.2%            0.2%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company is a consumer financial services company operating the second largest check cashing store network in the United States and the largest such network in Canada. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, money orders, money transfers, consumer loans, insurance, bill payment and distribution of public assistance benefits.

The Company's business is seasonal due to the impact of tax-related services, including cashing tax refund checks. Historically, the Company has generally experienced its highest revenues and earnings during its third fiscal quarter ending March 31 when revenues from these tax-related services peak. Due to the seasonality of the Company's business, therefore, results of operations for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. In addition to seasonal fluctuations, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with acquisitions and the addition of new stores.

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at March 31, 1997 and the results of operations for the three months and nine months ended March 31, 1996 and 1997. The results for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results for the full fiscal year.


ACQUISITIONS

The Company completed five major acquisitions during the nine months ended March 31, 1997:

AnyKind Check Cashing Centers On August 8, 1996, the Company purchased all of the outstanding capital stock of AnyKind Check Cashing Centers, Inc. ("AnyKind") for an aggregate purchase price of $31.0 million plus initial working capital of approximately $6.0 million. AnyKind operates 63 check cashing stores in seven states and the District of Columbia and had revenues for the twelve-month period ended June 30, 1996 of $22.7 million.

ABC Check Cashing Inc. On August 28, 1996, the Company purchased certain assets and liabilities of ABC Check Cashing Inc. ("ABC") for a purchase price of $6.0 million plus initial working capital of approximately $1.5 million. ABC operates 15 check cashing stores in Cleveland, Ohio and had revenues for the twelve-month period ended June 30, 1996 of $4.8 million.

National Money Mart, Inc. On November 15, 1996, the Company acquired all of the outstanding capital stock of National Money Mart, Inc. ("Money Mart") for approximately $17.7 million (of which approximately $500,000 was in the form of Holdings common stock ("Holdings Common Stock")) plus initial working capital of approximately $900,000. Money Mart owns 36 check cashing stores and franchises 107 check cashing stores, all of which operate in Canada under the "Money Mart" name, and had revenues for the twelve-month period ended June 30, 1996 of $9.4 million.

Cash-N-Dash Check Cashing, Inc. On November 15, 1996, the Company acquired substantially all of the assets of Cash-N-Dash Check Cashing, Inc. ("Cash-N-Dash") for approximately $7.3 million (of which approximately $500,000 was in the form of Holdings Common Stock) which includes a revenue-based earn-out of up to $750,000 payable over four years. Cash-N-Dash operates 32 check cashing stores in northern California under the "Cash-N-Dash" name and had revenues for the twelve-month period ended June 30, 1996 of $6.2 million.

C&C Check Cashing, Inc. On November 22, 1996, the Company acquired substantially all of the assets of C&C Check Cashing, Inc. ("C&C") for approximately $3.8 million which includes a revenue-based earn-out of up to $300,000 payable over three years, plus initial working capital of approximately $500,000. C&C operates 22 check cashing stores in northern California under the "C&C Check Cashing" name and had revenues for the twelve-month period ended June 30, 1996 of $4.8 million.

In addition to the acquisitions completed within the nine months ending March 31, 1997, the Company acquired 19 stores operating under the "Chex$Cashed" name in September, 1995 and acquired 11 check cashing kiosks from The Southland Corporation and entered into a related agreement (the "Southland Agreement") in May, 1996, pursuant to which the Company has opened fourteen additional check cashing kiosks.

The comparability of the historical financial data and the comparisons in Management's Discussion and Analysis is significantly impacted by the timing of the acquisitions described above (collectively, the "Acquisitions").

All of the Acquisitions have been accounted for under the purchase method of accounting. Therefore, the historical results of operations include the revenues and expenses of all of the acquired companies since their respective dates of acquisition.


FINANCING

The acquisitions of AnyKind and ABC in August, 1996 were partially financed through the issuance of $2.0 million of Holdings Common Stock to the seller of AnyKind and the sale of $22.0 million of Holdings Common Stock to affiliates of Weiss, Peck & Greer, L.L.C., Pegasus Partners, L.P. ("Pegasus") and a Pegasus affiliate, and General Electric Capital Corporation.

On November 15, 1996, the Company completed the Offering. Of the gross proceeds of $110.0 million, $71.4 million was used to repay existing indebtedness, $29.2 million was used for acquisitions including related working capital, $4.3 million was used for fees and expenses and the remaining $5.1 million was available for general corporate purposes.

Concurrently with the Offering, the Company entered into the New Revolving Credit Facility, under which the Company may borrow up to $25.0 million at any one time if certain conditions are met. Loans under the New Revolving Credit Facility constitute senior secured indebtedness of the Company and are guaranteed by the Company's current and future domestic subsidiaries and NMM.

RESULTS OF OPERATIONS

REVENUE ANALYSIS


                                    Three Months Ended March 31,                        Nine Months Ended March 31,
----------------------------------------------------------------------------------------------------------------------------

                                                        (Percentage of                                   (Percentage of
                              ($ in thousands)          Total Revenue)          ($ in thousands)          Total Revenue)
                         -------------------------  ---------------------    ----------------------
                          1997          1996           1997       1996          1997        1996        1997        1996
                         -----------  ------------  ----------  ---------    ---------   ---------- ------------ -----------
Check Cashing..........     $15,369        $5,502     64.1%      49.7%         $35,079      $14,969    61.7%       47.4%
Government Services....       4,041         3,756     16.9       33.9           11,069       11,315    19.4        35.8
Other Revenue..........       4,568         1,812     19.0       16.4           10,729        5,289    18.9        16.8
                         ===========  ============  ==========  =========    =========   ========== ============ ===========
Total Revenue..........     $23,978       $11,070    100.0%     100.0%         $56,877      $31,573    100.0%      100.0%
                         ===========  ============  ==========  =========    =========   ========== ============ ===========

----------------------------------------------------------------------------------------------------------------------------




QUARTER COMPARISONS

Total revenues were $24.0 million for the three months ended March 31, 1997 compared to $11.1 million for the three months ended March 31, 1996, an increase of $12.9 million or 116.2%. The Acquisitions accounted for an increase of $12.9 million. Stores sold or closed accounted for a decrease of $0.5 million, primarily related to nineteen stores acquired from ARI, Inc., which were closed in fiscal year 1996.

Comparable retail store sales at those locations owned by the Company for the entire period increased $0.7 million or 7.2%. Check cashing revenue increased 13.1% and other revenues increased 12.2%, primarily due to growth in the consumer loan program. Partially offsetting these increases, however, was a 7.6% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company. Government services revenues accounted for 16.9% of total revenues for the three months ended March 31, 1997, a decrease from 33.9% of total revenues for the three months ended March 31, 1996.


NINE MONTH COMPARISONS

Total revenues were $56.9 million for the nine months ended March 31, 1997 compared to $31.6 million for the nine months ended March 31, 1996, an increase of $25.3 million or 80.1%. The Acquisitions accounted for an increase of $26.8 million. Stores sold or closed accounted for a decrease of $1.8 million, primarily related to nineteen stores acquired from ARI, Inc., which were closed in fiscal year 1996.

Comparable retail store sales at those locations owned by the Company for the entire period increased $0.7 million or 3.0%. Check cashing revenue increased 5.6% and other revenues increased 18.5%, primarily due to growth in the consumer loan program. Partially offsetting these increases, however, was a 7.5% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company. Government services revenues accounted for 19.4% of total revenues for the nine months ended March 31, 1997, a decrease from 35.8% of total revenues for the nine months ended March 31, 1996.

STORE AND REGIONAL EXPENSE ANALYSIS

                                             Three Months Ended March 31,                         Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                     (Percentage of
                                      ($ in thousands)           total revenue)           ($ in thousands)          total revenue)
                                 -------------------------    ---------------------    -----------------------
                                   1997          1996          1997         1996          1997        1996          1997       1996
                                 -----------   -----------    --------     --------    ---------    ----------   ---------  --------
Salaries and benefits.......         $7,402        $3,653       30.9%        33.0%      $18,576       $10,411       32.7%    33.0 %
Occupancy...................          2,218         1,035        9.3          9.3         5,535         3,037        9.7       9.6
Depreciation................            421           199        1.8          1.8           991           688        1.7       2.2
Other.......................          5,789         2,923       24.1         26.4        14,332         8,739       25.2      27.7
                                 ===========   ===========    ========     ========    =========    ==========   =========  ========
Total store and regional
   expenses.................        $15,830        $7,810       66.1%        70.5%      $39,434       $22,875       69.3%     72.5%
                                 ===========   ===========    ========     ========    =========    ==========   =========  ========

------------------------------------------------------------------------------------------------------------------------------------


QUARTER COMPARISONS

Store and regional expenses were $15.8 million for the three months ended March 31, 1997 compared to $7.8 million for the three months ended March 31, 1996, an increase of $8.0 million or 102.6%. The Acquisitions accounted for an increase of $8.8 million. Stores closed or sold accounted for a decrease of $0.7 million, primarily related to nineteen stores acquired from ARI, Inc., which were closed in fiscal year 1996. Total store and regional expenses for the three months ended March 31, 1997 declined to 66.1% of total revenue compared to 70.5% of total revenue for the three months ended March 31, 1996, primarily as a result of the closure of the nineteen stores acquired from ARI, Inc.


NINE MONTH COMPARISONS

Store and regional expenses were $39.4 million for the nine months ended March 31, 1997 compared to $22.9 million for the nine months ended March 31, 1996, an increase of $16.5 million or 72.1%. The Acquisitions accounted for an increase of $18.9 million. Stores closed or sold accounted for a decrease of $2.5 million, primarily related to nineteen stores acquired from ARI, Inc., which were closed in fiscal year 1996. Total store and regional expenses for the nine months ended March 31, 1997 declined to 69.3% of total revenue compared to 72.5% for the nine months ended March 31, 1996, primarily as a result of the closure of the nineteen stores acquired from ARI, Inc.

OTHER EXPENSE ANALYSIS

                                                Three Months Ended March 31,                 Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                           ($ in thousands)   (Percentage of revenues)    ($ in thousands)  (Percentage of revenues)
                                        ---------------------- -----------------------   -----------------  ------------------------
                                           1997         1996      1997      1996         1997          1996      1997      1996
                                        -----------    -------   -------  -------       -------      --------   -------   -------
Corporate expense......................     $2,137     $1,338      8.9%     12.1%        $5,160       $3,935      9.1%     12.5%
Loss on store closings and sales.......         25         21      0.1       0.2             32        4,476      0.1      14.2
Other depreciation and amortization....      1,153        459      4.8       4.1          2,743        1,392      4.8       4.4
Interest expense.......................      3,124        886     13.0       8.0          6,835        2,563     12.0       8.1


--------------------------------------------------- ---------- --------------------- ----------- ------------ ----------------------



QUARTER COMPARISONS

Corporate Expense

Corporate expenses were $2.1 million for the three months ended March 31, 1997 compared to $1.3 million for the three months ended March 31, 1996, an increase of $0.8 million or 61.5%. This increase resulted from the additional corporate costs, primarily salaries and benefits, associated with the Acquisitions completed during fiscal 1996 and 1997. Corporate expenses as a percent of revenues decreased from 12.1% for the three months ended March 31, 1996 to 8.9% for the three months ended March 31, 1997.

Loss on Store Closings and Sales

There were no significant losses on store closings and sales for the three months ended March 31, 1997 or for the three months ended March 31, 1996.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $1.2 million for the three months ended March 31, 1997 compared to $0.5 million for the three months ended March 31, 1996, an increase of $0.7 million or 140.0%. This increase resulted primarily from the amortization expense associated with the goodwill and other intangibles recognized as part of the Acquisitions.

Interest Expense

Interest expense was $3.1 million for the three months ended March 31, 1997 compared to $0.9 million for the three months ended March 31, 1996, an increase of $2.2 million or 244.4%. This increase was primarily attributable to increased average outstanding indebtedness to finance the Acquisitions.

Income Taxes

The provision for income taxes was $1.4 million for the three months ended March 31, 1997 compared to $0.6 million for the three months ended March 31, 1996, an increase of $0.8 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization and state taxes.

NINE MONTH COMPARISONS

Corporate Expense

Corporate expenses were $5.2 million for the nine months ended March 31, 1997 compared to $3.9 million for the nine months ended March 31, 1996, an increase of $1.3 million or 33.3%. This increase resulted from the additional corporate costs, primarily salaries and benefits, associated with the Acquisitions completed during fiscal 1996 and 1997. Corporate expenses as a percent of revenues decreased from 12.5% for the nine months ended March 31, 1996 to 9.1% for the nine months ended March 31, 1997.

Loss on Store Closings and Sales

There were no significant losses on store closings and sales for the nine months ended March 31, 1997 compared to $4.5 million for the nine months ended March 31, 1996 which was due primarily to the sale and closure in fiscal year 1996 of nineteen stores acquired from ARI, Inc.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $2.7 million for the nine months ended March 31, 1997 compared to $1.4 million for the nine months ended March 31, 1996, an increase of $1.3 million or 92.9%. This increase resulted from the amortization expense associated with the goodwill and other intangibles recognized as part of the Acquisitions.

Interest Expense

Interest expense was $6.8 million for the nine months ended March 31, 1997 compared to $2.6 million for the nine months ended March 31, 1996, an increase of $4.2 million or 161.5%. This increase was primarily attributable to increased average outstanding indebtedness to finance the Acquisitions.

Income Taxes

The provision for income taxes was $2.0 million for the nine months ended March 31, 1997 compared to a benefit of $1.0 million for the nine months ended March 31, 1996, an increase of $3.0 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization and state taxes. Income tax expense increased due to the increase in income before taxes from a loss of $3.7 million for the nine months ended March 31, 1996 to income of $2.7 million for the nine months ended March 31, 1997.

CHANGES IN FINANCIAL CONDITION

Changes in balance sheet accounts are not necessarily proportionate to the level of operating activity during the periods presented, mainly as a result of acquisitions and financing activities.

For the nine months ended March 31, 1997, cash increased due to the increase in the number of stores operated from 154 at June 30, 1996 to 329 at March 31, 1997 and due to the proceeds of the Offering. Other working capital accounts consisting of accounts receivable, prepaid expenses, accounts payable and accrued expenses increased due to the increase in the number of stores operated by the Company. Liabilities also increased due to a $3.0 million advance received from the Company's money order supplier and accrued interest on the Senior Notes which is payable semi-annually on May 15 and November 15.

For the nine months ended March 31, 1997, properties and equipment, cost assigned to contracts acquired and cost in excess of net assets acquired increased due to the Acquisitions completed during that time. Debt issuance costs increased due to the issuance of the Senior Notes.

The revolving credit facility balance fluctuates significantly based on the timing of the cash needs of the Company's business. The $7.7 million decrease from June 30, 1996 to March 31, 1997 is a result of normal cash variations and the availability of proceeds from the Offering.

The increase in additional paid-in capital reflects a contribution from Holdings in connection with the acquisition of AnyKind and the issuance of Holdings Common Stock to the sellers of AnyKind, Money Mart and Cash-N-Dash.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and finance acquisitions. For the nine months ended March 31, 1997 and 1996, the Company had net cash provided by operating activities of $10.0 million and $2.8 million, respectively, which cash was used for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology, and acquisitions. The Acquisitions were financed through borrowings under its credit facilities, the issuance of Holdings Common Stock and the Offering. The Company's total budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $1.7 million during its fiscal year ending June 30, 1997, consisting of $1.2 million for relocation and remodeling costs for certain existing stores and approximately $0.5 million to open 14 new kiosk stores in 7-Eleven locations pursuant to the Southland Agreement. As of March 31, 1997, the Company had made capital expenditures of $0.9 million. The actual amount of capital expenditures will depend in part upon the number of new stores acquired and the number of stores remodeled. In addition, the Company intends to spend up to $2.0 million over the next two years to purchase the equipment necessary to implement a point-of-sale system.

The Company has financed the Acquisitions and other capital requirements through bank debt, seller subordinated debt and proceeds from the sale of Holdings Common Stock and the Offering.

The Offering generated gross proceeds of $110.0 million which were used to repay all of the Company's existing indebtedness under its existing credit agreement, to fund the Money Mart, Cash-N-Dash and C&C acquisitions, and to pay fees and expenses. Of the $7.3 million Cash-N-Dash purchase price, $5.1 million was accrued and paid on January 2, 1997. The repayment of substantially all of the Company's existing indebtedness resulted in an extraordinary loss, net of taxes, in the three months ended December 31, 1996 of approximately $2.0 million. This loss resulted from the deferred financing costs associated with the Company's existing indebtedness.

On August 8, 1996, the Company acquired all of the outstanding capital stock of AnyKind for $31.0 million, consisting of $29.0 million in cash and the issuance of Holdings Common Stock. On August 28, 1996, the Company acquired the assets of ABC for $6.0 million in cash. The Company also funded the working capital requirements of AnyKind and ABC, which amounted to $6.0 million and $1.5 million, respectively.

In order to finance the acquisitions of AnyKind and ABC, Holdings issued Holdings Common Stock for net proceeds of $21.7 million, which proceeds were contributed to the Company. In addition, the Company amended and restated its credit agreement to provide for $35.0 million additional borrowing availability. The Company used a portion of the proceeds from the issuance of Holdings Common Stock to fund the acquisitions of AnyKind and ABC and to pay related fees and expenses.

Concurrently with the Offering, the Company entered into the New Revolving Credit Facility, which the Company expects to use primarily for working capital needs. The New Revolving Credit Facility allows borrowings in an amount not to exceed the lesser of $25.0 million or a borrowing base as set forth in the New Revolving Credit Facility. Amounts outstanding under the New Revolving Credit Facility bear interest at the Company's option of either (i) 0.50% plus the agent's alternative reference rate or (ii) 1.75% plus the agent's reserve adjusted Eurodollar rate, and are secured by a first priority lien on substantially all of the cash and accounts receivable of the Company and its current and future domestic subsidiaries and NMM (including all of the capital stock of the Company's domestic subsidiaries and NMM and 65% of the capital stock of the Company's future foreign subsidiaries, if any). The Company had $25.0 million of unborrowed availability under the New Revolving Credit Facility immediately following the consummation of the Offering. There are no restrictions on the Guarantors' or NMM's ability to make distributions to the Company.

The Company is highly leveraged and borrowings under the New Revolving Credit Facility will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the New Revolving Credit Facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company, including the operations acquired in the Acquisitions, and the anticipated benefits resulting from operating efficiencies due to the Acquisitions. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), an increase in the number of operating units as a result of the Southland Agreement and an expansion of the Company's Cash `Til Payday Loan Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. As a result of the foregoing assumptions, which the Company believes to be reasonable, the Company expects to be able to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments on the Notes and payments of interest and principal on other indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the New Revolving Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of the principal of the Notes on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.


IMPACT OF INFLATION

The Company believes that the results of its operations are not dependent upon the levels of inflation.


SUBSEQUENT EVENTS

On April 18, 1997, the Company completed the CCC Acquisition for consideration of $13.3 million. See Note 4 of "NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS." The stores, which operate under the "Money Mart" name, generated revenue of $10.6 million for the twelve months ended May 31, 1996. The acquisition was funded with the remaining proceeds from the Offering.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            See "BUSINESS - Legal Proceedings" of the Registration Statement for a discussion of certain litigation involving the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                        27.1        Financial Data Schedule
                        99.1 "BUSINESS -- Legal Proceedings" section of the Registration Statement

            (b)   Reports on Form 8-K

                     No Current Reports on Form 8-K have been filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DOLLAR FINANCIAL GROUP, INC.

Dated:  May 15, 1997               *By: /s/ Donald F. Gayhardt
                                        --------------------------------------
                                         Name:   Donald F. Gayhardt
                                         Title:  Executive Vice President,
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (principal financial and
                                                  chief accounting officer)






*    The signatory hereto is
     the principal financial and
     chief accounting officer
     and has been duly authorized
     to sgn on behalf of the
     registrant.