Form 10-K405
period 1997-06-30
DOLLAR FINANCIAL GROUP INC
filed 1997-09-29
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

                     Commission File Number      333-18221
                     ----------------------      ---------


                          DOLLAR FINANCIAL GROUP, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   New York                           13-2997911
                   --------                           ----------
      (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)            Identification No.)


      1436 Lancaster Avenue, Suite 210
             Berwyn, Pennsylvania                     19312-1288
             --------------------                     ----------
      (Address of Principal Executive                (Zip Code)
                  Offices)

Registrant's telephone number, including area code (610) 296-3400
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:          None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

There is no market for the common stock of Dollar Financial Group, Inc. and all of such stock is held by the registrant's parent, DFG Holdings, Inc. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                No
     --------         ---------



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 26, 1997, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part IV is incorporated by reference to the Registrants' Registration Statement on Form S-4 (Registration No. 333-18221) declared effective March 11, 1997.

                          DOLLAR FINANCIAL GROUP, INC.

                                Table of Contents

                            1997 Report on Form 10-K



                                     PART I

Item 1.   Business.........................................................    4
Item 2.   Properties.......................................................   20
Item 3.   Legal Proceedings................................................   21
Item 4.   Submission of Matters to a Vote of Security Holders..............   21


                                     PART II

Item 5.   Market for Registrants' Common Equity and Related
               Stockholder Matters.........................................   22
Item 6.   Selected Financial Data..........................................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   27
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   34
Item 8.   Financial Statements and Supplementary Data......................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.....................................   62


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............   62
Item 11.  Executive Compensation...........................................   65
Item 12.  Security Ownership of Certain Beneficial Owners
               and Management..............................................   68
Item 13.  Certain Relationships and Related Transactions...................   70


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K.................................................   73

Item 1. BUSINESS

General

Dollar Financial Group, Inc., a New York corporation (the "Company" or "DFG"), was organized in 1979 under the name Monetary Management Corporation. The Company is a consumer financial services company operating the second largest check cashing store network in the United States and the largest such network in Canada. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, money orders, money transfers, consumer loans, and bill payment. Certain stores also serve as distribution centers for public assistance benefits and food stamps under government contracts. As of June 30, 1997, the Company has a total network of 436 stores in 14 states, the District of Columbia, and Canada, including 366 Company-owned stores with revenues for the fiscal year ended June 30, 1997 of $83.0 million, and with earnings before interest, taxes, depreciation, amortization, noncash charges to earnings associated with foreign currency translations, and loss on store closings and sales ("Adjusted EBITDA") for the fiscal year ended June 30, 1997 of $19.7 million.

The Company's primary customers are working, lower-income individuals and families who require basic consumer financial services and are underserved by traditional retail banking networks. The increased expense and decreased availability of traditional retail banking services have left an increasing number of individuals and families (estimated at 20% of the adult population) without banking relationships. Management believes that growth in the lower-income segment of the population combined with the decline of traditional retail banking services provides the Company with significant growth opportunities.

The Company's stores currently operate under the following locally established brand names: ABC Check Cashing, Almost-A-Banc, Any Kind Check Cashing Centers, C&C Check Cashing, Cash-N-Dash Check Cashing, Check Mart(R), Chex$Cashed, Financial Exchange Company(R), Money Mart, Quikcash, QwiCash(R), and The Service Centers.

Industry Overview

United States

The check cashing industry in the United States is highly fragmented, consisting of approximately 5,700 stores as of July 1997, an increase from the approximately 1,350 national listings in 1986 according to American Business Information, Inc. The Company believes it is one of only four U.S. check cashing store networks that have more than 100 locations, the remaining being local store networks and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in the number of low-paying service sector jobs, and an overall increase in the lower-income population.

The number of families and individuals that hold bank, thrift, or savings and loan deposit accounts has declined dramatically over the past fifteen years. In a recent study, a leading consumer magazine estimated that approximately 20% of the adult population does not maintain a banking relationship. The study attributes this decline to a number of factors, including the inability of many families and individuals to maintain the minimum account balance required by many banks and thrifts, an increase in fees on deposit accounts with small balances, and an increase in bank branch closings in lower-income population areas.

The increase in the fees charged by banks on deposit accounts over time has contributed to the decline in the number of families and individuals holding such accounts. The U.S. Public Interest Research Group has conducted a national study which shows that, from 1993 to 1995, the annual cost to maintain a regular checking account grew by 10% to $202, monthly maintenance fees increased 22% to $7.11, average monthly balance requirements to avoid regular checking fees rose 30% to $1,242, and the minimum opening balance required for accounts rose 37% to $69. The report states that these increased costs keep accounts out of reach of many fixed- and lower-income consumers. In general, the findings indicate that banks have increased their fees significantly on a real and inflation-adjusted basis.

Many banks have elected over time to close their less profitable or lower-traffic locations. These closings have tended to occur in lower-income, urban, and minority neighborhoods. As banks continue this trend, wage earners in these lower-income areas will have fewer, if any, convenient alternatives other than local check cashing stores to perform basic financial transactions.

Lower-income individuals represent a large and rapidly growing segment of the U.S. population. The 1993 Bureau of Labor Statistics' Consumer Expenditure Survey revealed that 30% of U.S. four-person households reported to have earned annual before-tax income of less than $15,000. This low-wage population, from which the Company draws most of its customers, is the fastest-growing segment of the workforce. As the low-wage population continues to grow, the Company believes that this population will increasingly rely on the check cashing industry as the primary source for their consumer financial products and services.

Canada

In contrast to the domestic market, the Canadian check cashing market is significantly less fragmented, with Money Mart's 143 owned and franchised stores accounting for 53% of the total number of check cashing stores in Canada. A survey conducted for Money Mart shows that a significant number of Money Mart customers choose to patronize Money Mart's locations because of the convenient operating hours, fast and courteous service, and broad product offerings.

Growth and Consolidation

Management believes that significant opportunities for growth exist in the check cashing industry as a result of (i) the growth of the lower-income population sector, (ii) the failure of commercial banks and other traditional financial service providers to address the needs of lower-income individuals, and (iii) the trend toward consolidation in the check cashing industry. Management believes that as the lower-income population segment increases, and as trends within the retail banking industry create a less accessible environment for these members of society, the check cashing industry will realize a significant increase in demand for its products and services. However, despite these growth dynamics, the Company believes that the industry is entering a period of consolidation. The Company believes that this consolidation trend has resulted from a number of factors, including (i) the economies of scale available to larger operators, (ii) the use of technology as a means to better serve customers and control large store networks, (iii) the inability of smaller operators to form the alliances necessary to deliver new products, and (iv) increased licensing and regulatory burdens. This trend toward consolidation should provide the Company, as one of the largest store networks, with opportunities for continued growth through selective acquisitions.

Competitive Strengths

The Company believes that it has the following competitive strengths:

Store locations in favorable demographic areas. The Company has carefully chosen states and metropolitan areas within those states with growing low-income populations. Within the markets served by the Company, the Company's stores are located in desirable locations near its targeted customer base. Management adheres to a strict set of market survey and location guidelines when selecting acquisition targets and new store sites. The Company's store base is a mix of urban sites, which are located in high-traffic shopping areas, and suburban sites, which are located in strip malls near multi-family housing complexes. In the future, the Company plans to emphasize suburban strip mall locations, particularly in the southeastern and western parts of the United States.

High-quality customer service. As part of its retail and customer-driven strategy, the Company focuses on providing friendly customer service in a clean and attractive environment. Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of "normal" banking hours. As part of its employee training program, the Company's employees are encouraged and instructed to treat customers in a friendly and courteous manner, which management believes results in repeat business.

Broad offering of products and services. All Company stores offer a wide range of products and services to meet the demands of their locale, including check cashing, money orders, money transfers, consumer loans, and bill payment. The Company also offers a variety of ancillary products, including Cash 'Til Payday loans, photo ID, lottery tickets, electronic tax filing, photocopy service, long-distance cards, and fax services.

Economies of scale. As the second largest check cashing store network in the United States and the largest such network in Canada, the Company has reached a size that enables it to benefit from economies of scale and to negotiate more favorable contracts with its suppliers. In addition, the Company's market position enables it to enter into favorable relationships with strategic partners like Western Union and The Southland Corporation. Management believes that the Company's size also allows it to gain greater access to capital.

Management expertise. In addition to the Company's senior management, the regional managers of the Company have extensive experience and expertise in the check cashing industry, which provides the Company with a competitive advantage. Furthermore, the Company has been largely successful in retaining the operational managers employed by the companies acquired in acquisitions.

Well-diversified credit risk. For the fiscal year ended June 30, 1997, the Company cashed 6.5 million checks, with an average face value of $289. As a result, management believes that the risk that the Company will sustain a material credit loss related to a single transaction or series of transactions is minimal.

Although the Company believes that these competitive strengths will enable it to achieve its strategic objectives, the Company may not be able to capitalize on them. Changing demographics in areas surrounding the Company's stores could negatively impact the quality of the store base. Regulatory and technological changes could affect the products offered or the prices charged for such products. The Company provides an extensive training program for all of its employees, however, as the Company continues to grow, an inability to attract, train, and recruit talented field personnel and corporate management could negatively impact Company performance.

Strategy

The Company's business strategy is to capitalize on its competitive strengths by increasing the revenues and profitability of its existing operations and by growing through the acquisition of check cashing store networks and the development of alternative store formats. Key elements of the Company's business strategy include the following:

Maintain and instill a customer-driven retail philosophy. The Company has focused on increasing its customer base through a service-oriented approach designed to meet the needs of working, lower-income individuals and families in need of basic consumer financial services. The Company believes it has differentiated itself from its competitors by focusing on customer service. The Company offers extended operating hours in clean, well-lit, and convenient store locations to enhance appeal and stimulate store traffic. The Company's research indicates that, although approximately 30% of its customers have bank accounts, its customers prefer immediate access to cash without waiting for check clearance. In addition, the Company believes that many of its customers find great value in their ability to cash a payroll or government check immediately, for a fee, at a location within close proximity to their home or workplace at nearly any time of day. The Company's surveys have indicated that over 90% of its customers are repeat users of its services. The surveys also indicated that the widespread availability of ATM machines does not alter a customer's decision to "bank" at Company locations. The Company uses locally targeted advertising, including television and radio, to promote awareness of its products and its customer service. The Company will continue to develop ways to improve service to its customers.

Introduce new products and services. The Company has developed a "one-stop" shop concept to offer many consumer financial products and services not otherwise available to its targeted customer base. The Company believes that its customers enjoy the convenience of those services offered by the Company other than check cashing. The Company is currently in the process of a nationwide roll-out of its Cash 'Til Payday loan program and will continue to expand the product and service offerings of its newly acquired check cashing store networks. In addition, the Company intends to seek alliances with other financial institutions and nonfinancial organizations, like Western Union, to offer additional products to its customers.

Grow through targeted acquisitions. The Company has grown significantly since September 1994, primarily through acquisitions of an aggregate of 350 stores. Management will continue to seek acquisitions of well-managed check cashing store networks located in areas with favorable demographics, including the southeastern and western parts of the United States, as well as profitable check cashing stores in areas that complement the Company's existing geographic markets.

Development of alternative retailing platforms. The Company currently operates four stores in Seattle which offer only the Cash 'Til Payday unsecured short-term loan. The Company also operates twenty-five check cashing kiosks within The Southland Corporation's 7-Eleven(R) convenience stores. Management believes that these platforms each offer unique strategic, operating and investment characteristics which complement the existing check cashing stores. The Company will continue to develop and evaluate expansion opportunities through these alternative retail platforms.

Capitalize on economies of scale. The Company is well-positioned to take advantage of the current trend toward consolidation in the check cashing industry. The Company expects to continue to reduce its per-store cost for bad debt collection, security, armored car services, employee training, management information systems, and other operating expenses. The Company will continue to seek cost reductions from its current service suppliers as its check cashing market share increases through store network acquisitions and kiosk openings. Furthermore, the Company expects to be able to capitalize on its market position by developing strategic alliances with other financial institutions and nonfinancial organizations.

Manage credit risk. The Company's check cashing service consists of high volumes of small individual transactions requiring credit risk decisions on individual checks. For the fiscal year ended June 30, 1997, the Company cashed 6.5 million checks with an average face amount of $289. The Company actively manages its customer risk profile in order to maximize check cashing revenues while maintaining net write-offs within a targeted range. As a result, management believes that the risk that the Company will sustain a material credit loss related to a single transaction or a series of transactions is minimal. For the fiscal year ended June 30, 1997, net write-offs as a percentage of face amount of checks cashed were 0.17%.

Maintain existing base of government contracts. The Company intends to continue to distribute public assistance benefits pursuant to its existing contracts with various state and local governments. In this type of contract, the Company provides continuous, uninterrupted operation of a benefits transfer system during normal business hours in various locations, including its check cashing stores, so as to distribute public assistance benefits. The Company expects government revenue as a percentage of total revenue to continue to decline in the future. Subsequent to June 30, 1997, the Company decided to sell or close 17 store locations in the Michigan and Southern California markets whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. As a result of declining caseloads and increasing costs, DFG management determined that these locations could not provide acceptable levels of profitability.

Customers

Based upon a consumer survey conducted in select markets for the Company in 1995 and the Company's operating experience, the Company believes that its core customer group is comprised of individuals who are between the ages of 18 and 49, rent their home, are employed and have annual household incomes of under $35,000. The consumer survey indicated that over 90% of the Company's customers in the surveyed markets were repeat customers and that over 50% had used the Company's services more than ten times. Of those customers surveyed, 85% were employed. The Company believes that consumers value attention to customer service, and their choice of check cashing stores is influenced by the Company's convenient locations and extended operating hours.

Based on a customer survey performed for the Company's Canadian subsidiary, Money Mart, in 1995, the Company believes that the demographics of Money Mart customers are similar to those of the Company's existing U.S. customers. The survey found that approximately 80% of Money Mart's customers have annual incomes below $30,000 and 75% are under the age of 35. Although 65% of the surveyed customers have a bank account, these consumers continue to use Money Mart due to the fast and courteous service and the stores' extended operating hours.

The Company believes that many of its customers are unskilled workers or independent contractors who receive payment on an irregular basis and generally in the form of a check. The Company's core customer group lacks sufficient income to accumulate assets or to build savings. These customers rely on their current income to cover immediate living expenses and cannot afford the delays inherent in waiting for checks to clear through the commercial banking system. Furthermore, the Company believes that many of its customers use its check cashing services in order to gain immediate access to cash without having to maintain a minimum balance in a checking account and incur the cost of maintaining a checking account. In addition, although research conducted for the Company indicates that approximately 30% of its customers do have bank accounts, these customers use check cashing stores because they find the locations and extended business hours of the Company's stores more convenient than those of banks and value the ability to receive cash immediately, without waiting for a check to clear.

Products and Services

The Company's Retail Stores Division is responsible for DFG's check cashing store networks; the Merchant Services Division manages electronic benefits distribution networks in New York State and Pennsylvania.

Retail Stores Division

DFG's check cashing stores provide a broad range of consumer financial products and services to its customers at convenient locations with extended operating hours. Customers typically use DFG's stores to cash checks (payroll, government, and personal), receive government benefits, and utilize one or more of the additional financial services available at most locations. In addition, customers use a variety of ancillary products, including Cash 'Til Payday loans, lottery tickets, electronic tax filing, photocopy service, long-distance cards, and fax services.

Check Cashing

Customers may cash all types of checks at any DFG location, including payroll checks, government checks, and personal checks. In exchange for a verified check, DFG customers receive cash immediately, for a fee, and are not required to wait several days for the check to clear. Both the customer's identification and the validity of the check are verified by multiple sources pursuant to the Company's standard verification procedures before any cash is distributed. Customers are charged a fee for this service (typically a small percentage of the face value of the check) which varies depending upon the type of check cashed and whether or not the customer has a previous record of cashing checks at that location. For the twelve months ended June 30, 1997, check cashing fees averaged approximately 2.8% of check face value.

The following chart presents a summary of check cashing data for the periods indicated below:

                            CHECK CASHING FEE SUMMARY

                                                                   Six months
                                         Year ended December 31,  ended June 30,
                                      ---------------------------
                                           1992          1993          1994
                                      ------------------------------------------

Face amount of checks cashed......... $267,009,000   $307,523,000   $160,681,000
Number of checks cashed..............    1,202,454      1,307,768        662,855
Average face amount per check........      $222.05        $235.15        $242.41
Average fee per check................        $6.59          $6.53          $6.78
Average fees as a % of face amount...        2.97%          2.78%          2.80%

                                                    Year ended June 30,
                                         ---------------------------------------
                                               1995       1996         1997
                                         ---------------------------------------

Face amount of checks cashed.......... $510,771,000  $728,123,000 $1,878,587,000
Number of checks cashed...............    2,132,006     3,051,037      6,492,495
Average face amount per check.........      $239.57       $238.65        $289.35
Average fee per check.................        $6.45         $6.65          $8.00
Average fees as a % of face amount....        2.69%         2.79%          2.76%

If a check cashed by the Company is not paid for any reason, the full face value of the check is recorded as a loss in the period during which the check was returned. The check is then sent to the store for collection and, if after 30 days it still remains uncollected, then it is sent to the Company's internal collections department, which contacts the maker and/or payee of each returned check and, if necessary, commences legal action. The collections department currently employs eleven people who work full-time collecting returned items. During fiscal 1997, approximately 66.7% of the face value of checks returned during that year was ultimately collected by the Company.

The following chart presents a summary of the Company's returned check experience for the periods indicated below:

                            RETURNED CHECK EXPERIENCE

                                                                     Six months
                                                                        ended
                                             Year ended December 31,   June 30,
                                             -----------------------------------
                                                   1992      1993       1994
                                             ---------------------------------

Face amount of returned checks.................. $540,000 $1,085,000  $621,000
Collections on returned checks..................  195,000    723,000   365,000
Net write-offs of returned checks...............  345,000    362,000   256,000
Collections as a percentage of returned checks..    36.1%      66.6%      58.8%
Net write-offs as a percentage of check
   cashing revenues.............................     4.4%       4.2%       5.7%
Net write-offs as a percentage of face amount
   of checks cashed.............................    0.13%      0.12%      0.16%

                                                         Year ended June 30,
                                              ---------------------------------------
                                                  1995         1996         1997
                                              ---------------------------------------
Face amount of returned checks.................. $2,006,000  $3,763,000  $9,618,000
Collections on returned checks..................  1,203,000   2,598,000   6,411,000
Net write-offs of returned checks...............    803,000   1,165,000   3,207,000
Collections as a percentage of returned checks..      60.0%       69.0%       66.7%
Net write-offs as a percentage of check
   cashing revenues.............................       5.8%        5.7%        6.2%
Net write-offs as a percentage of face amount
   of checks cashed.............................      0.16%       0.16%       0.17%

Other Services and Product Extensions

In addition to check cashing, DFG customers are able to choose from a variety of products and services when conducting business at the Company's check cashing locations. These services include lottery ticket sales, electronic tax filing (primarily used by customers to secure a "refund anticipation loan" from the Company), phone cards, transportation passes, and utility bill payment services. A survey of the Company's customers by an independent third party revealed that over 50% of customers use other services in addition to check cashing. Management believes that providing these services helps to implement the Company's customer-driven strategy by creating a "one-stop shop" atmosphere for its customers.

Among the products and services other than check cashing offered by the Company are the following:

 o Money Orders--DFG's check cashing stores exchange money orders for cash and/or checks for a minimal fee, with an average fee and face amount of $0.46 and $106, respectively, for the fiscal year ended June 30, 1997. Money orders are typically used as a means of payment of rent and utility bills for customers who do not have checking accounts. For the twelve months ended June 30, 1997, DFG's check cashing stores sold a total of 4.7 million money orders, generating total money order revenues of $2.2 million.

 o Money Transfers--At DFG's check cashing stores, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 23,000 agents in more than 130 countries throughout the world. DFG receives a percentage of the fee charged by Western Union for the transfer as its commission. For the twelve months ended June 30, 1997, the Company's check cashing stores generated total wire transfer fees of $3.8 million.

 o Cash 'Til Payday Loan Program--DFG acts as an agent to offer unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of no longer than 14 days.

Kiosks

The Company operates twenty-five 80 to 100 square-foot kiosks within the Southland Corporation's 7-Eleven(R) convenience stores. DFG's management considers the key advantages of the kiosk format to include: shared overhead costs, pooled advertising and signage costs, and access to high-traffic areas and a potentially expanded market. Under certain circumstances, the Company will be able to open an additional 100 kiosks within existing 7-Eleven(R) stores on the same or similar terms as those that govern its existing kiosks.

Loan Stores

The Company currently operates four stores in the Seattle, Washington area which offer only Cash `Til Payday unsecured short-term loans. The stores, which opened in late September 1997, operate under the "Loan Mart" name. DFG's management believes the stores can appeal to a larger market segment than the one which currently utilizes the Company's check cashing stores. Additional stores are planned in the Seattle market during fiscal year 1998.

Government Benefits Distribution

In addition to the other consumer financial products and services offered by the Company, DFG stores in Philadelphia, Pittsburgh, Detroit, California, Washington, and Ohio provide for the distribution of public assistance benefits and food coupons. The Company believes that many state and local governments have elected to employ this method of distribution as a means of reducing administrative overhead and fraud which is often prevalent when benefits are issued through the mail. DFG's government contracts require the Company to provide continuous, uninterrupted operation of a benefits transfer system during normal business hours in its check cashing locations. The Company is paid on a per-transaction basis by the contracting governmental agency. The initial terms of these contracts range from one to five years and, in some cases, provide the government agencies the opportunity to extend the contract for additional periods.

The following chart outlines the terms and performance of DFG's existing government contracts:

                   DFG'S EXISTING GOVERNMENT CONTRACT BUSINESS
                    For the twelve months ended June 30, 1997
                             (dollars in thousands)

                             Number of    1997 Govt.   1997 Total   Government
                           Stores Under    Contract      Market     Percentage    Contract     Contract
          Market             Contract      Revenue      Revenues     of Total      Since     Expires (1)
          ------         -------------------------------------------------------------------------------

Philadelphia, PA (6).....        21          $6,654       $10,055       66.2%        1984         1998
Pittsburgh, PA (6).......        10             611         2,791       21.9%        1990         1998
Michigan (5).............        12           1,373         1,883       72.9%        1985         1999
Ohio (3).................        16             782         7,696       10.2%        1983         1997
California (2)(5)........        43           2,199        28,038        7.8%        1979         1997
Washington (4)...........         9             360         3,153       11.4%        1989            -

----------

(1) As indicated above, although the current contracts expire on the date indicated, it has been the Company's experience that such contracts are typically renewed prior to their expiration. Certain of the contracts, however, have no remaining option periods.

(2) In California, the Company has contracts with eleven counties. The expiration date in the chart indicates the earliest expiration date of all California contracts.

(3) In Ohio, the Company has contracts with four individual counties. The expiration date in the chart indicates the earliest expiration date of all Ohio contracts.

(4) The Washington contract continues until terminated by either party as provided in the contract.

(5) In August 1997, the Company sold all of its stores in Michigan, and in September 1997, the Company decided to sell or close five stores which provided government services in southern California.

(6)  These contracts are with the Commonwealth of Pennsylvania.

Although the Company believes that government contracts will comprise a lower percentage of the Company's future revenues, it still plans to devote resources to bidding for the renewal of its existing government contracts. The Company has a very successful track record with respect to retaining government contracts. Since past rebid proposals are publicly available, the Company analyzes prior biddings and uses the information to competitively rebid the current proposal. However, there can be no assurance that the Company will in fact be able to retain its existing government contracts.

A number of state and local government agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). DFG already provides support and operating services for the distribution of public assistance benefits pursuant to contracts with state agencies in both New York State (through a subcontract) and Pennsylvania. See "--Products and Services--Merchant Services Division." Given its experience in providing such services, the Company may seek to provide similar services for newly installed EBT systems. The Company has received correspondence from the Commonwealth of Pennsylvania outlining their proposed implementation of an electronic benefit transfer system. Based on this correspondence and other communication with the Commonwealth, implementation could start as soon as January 1998 and take a year to fully implement. If implemented, this plan would result in the termination of all of the Company's contracts for the distribution of public assistance benefits in the Commonwealth of Pennsylvania. There can be no assurance when or if this will happen. In the event that the contracts are terminated, the Company intends to continue to operate many of these locations as stand alone check cashing sites. However, there can be no assurance that the installation of such systems will not have a material adverse effect on the Company's results of operations or financial condition.

Merchant Services Division

The Company's Merchant Services Division provides support and operating services for the distribution of public assistance benefits through contracts with state agencies in both New York State and Pennsylvania. EBT systems equip participating merchants with point-of-sale ("POS") devices that are on-line with the contracting agency's recipient database. In New York, DFG acts as a subcontractor to Citibank, N.A. ("Citibank") to maintain and service Citibank's network of electronic government benefits distribution to several hundred merchants throughout the state. In Pennsylvania, DFG owns, operates, and maintains the system which electronically distributes public assistance benefits through fourteen of the Company's check cashing stores in the city of Philadelphia.

New York

In 1988, the State of New York began issuing food stamp benefits through its Electronic Benefits Issuance and Control System to 330,000 recipients on a monthly basis through grocery stores and other merchants in 57 counties outside of New York City. This package of benefits is currently distributed electronically through POS devices located in over 1,200 grocery, convenience, and check cashing stores. These devices are directly connected to the state's welfare recipient database and operate in a manner similar to ATM machines by providing immediate verification when a recipient's magnetically encoded card is scanned through the system.

Although Citibank provides the POS devices to the merchants, it has little direct follow-up contact with either the distribution points or the benefits recipients. DFG operates as a subcontractor to Citibank and is responsible for monitoring and maintaining the network. The Company employs field agents and administrative personnel headquartered in Albany, New York to train merchants in the use of Citibank's POS terminals, monitor merchants for security compliance and quality control, and maintain accounting procedures to reconcile benefit transactions at each site. The Company is paid on a fee-per-transaction basis for its services. The Company's revenues under this contract were approximately $4.2 million and $4.7 million for the years ended June 30, 1997 and 1996, respectively.

Pennsylvania

In Pennsylvania, the Company owns the PenNet System, an EBT system that was acquired from the Planning Resource Corporation in January 1993. The PenNet system is operated in conjunction with some of the Company's Philadelphia-based check cashing stores and certain grocery stores in other parts of the state in order to assist in the distribution of food coupons and other public benefits in Pennsylvania.

Within the PenNet system, recipient eligibility is determined at the state welfare office where magnetic cards are generated and issued to recipients. Recipient data is initially entered into the PenNet system at the county assistance offices and is then updated daily at the PenNet data center in Philadelphia. Recipients visit DFG's check cashing stores and other benefits issuance sites throughout Philadelphia to receive their benefits, and must present their magnetic cards to a teller who passes the card through a scanning device. DFG is paid a monthly fee to operate and support this system.

The Company has been notified by the Commonwealth of Pennsylvania that it is planning to replace the PenNet System with a different EBT system and a different provider of EBT services. Once this EBT system is implemented, the Company's contract to provide EBT services under the PenNet System will be terminated. There can be no assurance when or if the Commonwealth of Pennsylvania will replace the PenNet System or terminate the Company's contract. The Company's revenues under this contract were approximately $1.0 million for the years ended June 30, 1997 and 1996.

Store Operations

Locations

The following chart sets forth the number of stores in operation as of the dates indicated:

                                      December 31,                  June 30,
                                    ------------------ -----------------------------------
              Markets                 1992     1993      1994     1995     1996    1997
              ------                ------------------ -----------------------------------

CA
Southern (3).....................       20       20        20       19       27       49
Northern.........................        0        0         0       13       13       73

PA
Philadelphia.....................       22       22        22       41       20       26
Pittsburgh.......................       13       13        12       14       11       11

OH
Cleveland........................       13       13        13       11       11       26
Other Ohio Cities (1)............        5        6         8        8        9        8

Phoenix, AZ......................        0        0         0        0        8       17

TX
Dallas...........................        0        0         0        0        6       23
Austin...........................        0        0         0        0        5        5

Detroit, MI (2) (3)..............       15       15        15       14       13       12
Norfolk, VA......................       19       19        19       14       14       14
Seattle, WA......................        0        0         0        9        9        9
Salt Lake City, UT...............        0        0         0        4        4        3
MD/DC............................        0        0         0        0        0        4
Albuquerque, NM..................        0        0         0        3        3        3
New Orleans, LA..................        0        0         0        0        0        3
HI...............................        0        0         0        0        0        3
WI...............................        0        0         0        0        1        1
Franchised locations.............        0        0         0        0        0        3

CANADA...........................        0        0         0        0        0       76
Franchised locations.............        0        0         0        0        0       67
                                    ================== ===================================
Total Stores.....................      107      108       109      150      154      436
                                    ================== ===================================

------------

(1)  These other cities include Akron, Canton, Youngstown, and Cincinnati, Ohio.
(2)  Includes a single store located in Kalamazoo, Michigan.
(3) In August 1997, the Company sold all of its stores in Michigan, and in September 1997, the Company decided to sell or close five stores which provided government services in southern California.

Management adheres to a strict set of market survey and location guidelines when selecting acquisition targets and new store sites. The Company's store base is a mix of urban sites, which are located in high-traffic shopping areas, and suburban locations, which are in strip malls near multi-family housing complexes. In the future, the Company plans to emphasize suburban strip mall locations, particularly in the southeastern and western parts of the United States.

Layout and Facilities

As part of its retail and customer-driven strategy, the Company presents a clean and attractive environment and an appealing format for its check cashing stores. DFG's check cashing stores are generally freestanding with visible signage on the storefront. Size varies by location, but the stores are generally 1,000 to 1,400 square feet with approximately half of that space allocated to the teller and back office areas. There are typically three to five teller lanes available for customer transactions.

Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of "normal" banking hours. A typical store operates from 8:00 A.M. to 8:00 P.M. during weekdays and Saturdays, and 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, the Company operates stores on a 24-hour, seven-days-per-week basis.

Except for three owned stores, all of the Company's individual stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The Company generally assumes the responsibility for required leasehold improvements, including signage, teller partitions, alarm systems, computers, time-delayed safes, and other office equipment. The leases relating to stores that provide government benefits distribution typically allow for the termination of a store's lease in the event of the loss of a material government contract.

Technology

The Company currently has an enterprise-wide transaction processing computer network. The Company believes that this system has improved customer service by reducing transaction time and enabling the Company to better manage returned check losses and comply with regulatory recordkeeping and reporting requirements.

The Company is currently implementing a POS transaction processing system comprised of a networked hardware and software package with integrated database and reporting capabilities. Management believes that the POS system will provide its stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of the Company's credit verification process. The POS system is expected to enhance the Company's ability to offer new products and services and to improve its customer service. The Company intends to spend up to $2.0 million over the next two years to purchase the necessary equipment and implement the POS system.

Security

All check cashing operations are exposed to two major classes of theft: robbery and internal theft. DFG management has implemented extensive security systems, dedicated security personnel, and management information systems which address both areas of potential loss. Management believes that its systems are among the most effective in the industry. Total net security losses represented less than 0.8% of both total revenues and total check volume for the twelve months ended June 30, 1997.

All store employees operate behind bullet-resistant glass and steel partitions and the back office, safe, and computer areas are locked and closed to customers. Each store's security measures include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings, and the tracking of all employee movement in and out of secured areas. In addition, as security contracts expire and as new stores are opened, the Company is centralizing its security measures to strengthen and improve its control over the secured areas. This centralized system includes the following security measures in addition to those mentioned above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes, and mechanically and electronically controlled time-delay safes.

Due to the high volumes of cash, food stamps, and negotiable instruments handled at the Company's locations, daily monitoring, unannounced audits, and immediate response to irregularities are critical in combating theft and fraud.

Advertising and Marketing

The Company is continually surveying and researching its customer trends and purchasing patterns in order to place the most effective advertising for each market. The Company's corporate marketing department's promotions typically include point-of-sale materials, advertising support, and store personnel instructions on the use of the materials. The Company also arranges cooperative advertising for its products and services. For example, the Company does significant cooperative advertising with Western Union. Store managers are also provided with local store marketing training that sets standards for promotions and marketing their store on a local level. A national yellow page company is utilized to place all yellow page advertising as effectively and prominently as possible. The Company does research into directory selection to assure effective communication to its target customers.

Competition

The check cashing industry in the United States is highly competitive and will become even more so as the industry consolidates. American Business Information, Inc. has reported that as of July 1997, a total of approximately 5,700 check cashing stores were operating in the United States.

DFG, with 436 stores, is the second largest check cashing store network in the United States and the largest such network in Canada. ACE Cash Express, Inc. operates the largest check cashing store network in the United States, operating more than 690 stores in 29 states and the District of Columbia as of August 20, 1997. The ten largest chains control less than 30% of the total stores which reflects the fragmented nature of the check cashing industry.

In addition to other check cashing stores in the U.S. and Canada, DFG competes with banks and other financial services entities, and retail businesses, such as grocery and liquor stores, which will cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants provide this service to a limited number of customers with superior credit ratings, and will typically only cash "first party" checks, or those written on the customer's account and made payable to the store.

Regulation

The Company is subject to regulation in several of the jurisdictions in which it operates, including jurisdictions that regulate check cashing fees, require prompt remittance of money order proceeds to money order suppliers, or require the registration of check cashing companies. In addition, the Company is subject to federal and state regulation which requires the reporting and recording of certain currency transactions and certain of the Company's operations are also subject to federal and state regulations governing consumer protection and lending practices.

State Regulation

To date, the regulation of check cashing fees has been restricted to the state level. The Company is currently subject to fee regulation in two states, Ohio and California, where regulations set maximum fees for various types of checks in an attempt to prevent usurious pricing practices. However, the Company's fees are well below the ceilings currently established in such states.

The following chart presents a summary of current state fee regulations for check cashing operations in those states where the Company's check cashing stores are currently located:

                      CURRENT CHECK CASHING FEE REGULATIONS

California:    Maximum of 3.0% fee for government and payroll checks (3.5%
               without specified identification) or $3.00, whichever is greater.
               Permits one-time $10.00 fee to issue identification. Fee set in 1992.

Ohio:          Maximum of 3.0% fee for government checks. Fee set in 1993.

The Company operates a total of 123 stores in California and Maryland. These states are among those that have so-called "prompt remittance" statutes. Such statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of such money orders thereby limiting the number of days or "float" which the Company has use of the money from the sale of such money orders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

In addition, certain states, including California, Ohio, Arizona, and Louisiana, have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements while others require check cashing stores to file fee schedules with the state.

The adoption of check cashing fee regulations and prompt remittance statutes in additional jurisdictions or the reduction of maximum allowable fees in the jurisdictions currently regulating check cashing could have an adverse effect on the Company's business and could restrict the ability of the Company to expand its operations into certain states. As the Company develops new products and services in the consumer finance areas, it may become subject to additional federal and state regulations governing those areas.

In addition to fee regulations and prompt remittance statutes, certain jurisdictions have also (i) placed limitations on the commingling of money order proceeds and (ii) established minimum bonding or capital requirements. The Company's consumer lending activities are subject to certain state and federal regulations, including, but not limited to, regulations governing lending practices and terms, such as truth in lending and usury laws.

There can be no assurance that the Company will not be materially adversely affected by legislation or regulations enacted in the future or that existing regulations will not restrict the ability of the Company to continue its current methods of operations or to expand its operations.

Federal Regulation

Pursuant to regulations promulgated under the Bank Secrecy Act by the U.S. Treasury Department, transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through, or to the financial institution that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash-in or cash-out totaling more than $10,000 during any one business day. Management believes that the Company's POS system and employee training programs are essential to the Company's compliance with these regulatory requirements.

From time to time, legislation is introduced at the state or federal level which could have a broad impact on the Company's business. During 1995, a bill was introduced in the U.S. House of Representatives which would, in part, require states to license check cashers. In the opinion of management, the passage of this bill in its current form would not materially impact the Company's operations.

In 1994, Congress passed a bill which suggests, but does not require, that check cashers disclose their fees to both customers and state regulators and suggests that the states establish uniform laws for licensing and regulating check cashers. In addition, the bill requires check cashers to register with the U.S. Treasury Department. Specific regulations governing these registration requirements have not yet been issued. The provisions of the bill have not materially impacted the Company's operations.

In Canada, the federal government does not directly regulate the check cashing industry nor do provincial governments impose any regulations specific to the industry. The exception is in the Province of Quebec where check cashing stores are not permitted to charge a fee to cash government checks.

Proprietary Rights

The Company has the rights to a variety of service marks relating to products or services it provides in its stores. In addition, the Company has trademarks relating to the various names under which the Company's stores operate. The Company does not believe that any of its service marks or trademarks are material to its business.

Insurance Coverage

The Company is required to maintain insurance coverage against loss, including theft, pursuant to its contracts with several state agencies. In addition, the Company maintains insurance coverage against criminal acts, which coverage has a $25,000 deductible.

Employees

As of June 30, 1997, the Company employed 2,128 persons, comprised of: (i) 73 persons employed in the Company's accounting, MIS, legal, and administrative departments, (ii) 2,015 persons employed by the Retail Stores Division, including tellers, store managers, regional supervisors, operations directors, and administrative personnel, and (iii) 40 persons employed by the Merchant Services Division who oversee operations, coordinate the activities of field personnel, and manage the benefits distribution systems in New York State and Pennsylvania.

None of the Company's employees is represented by labor unions, and management believes that its relations with its employees are good.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report may contain certain forward-looking statements regarding the Company's expected performance for future periods, and actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks of changing market conditions in the overall economy and the industry, consumer demand, the success of the Company's acquisition strategy and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission.

Item 2. PROPERTIES

The Company leases all store premises, with the exception of 3 stores, which the Company owns. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options, additional rental charges based on revenue, and payment of real estate taxes and common area charges. With respect to leased stores open as of June 30, 1997, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

                                          Number of
                       Period            Leases Expiring
                       ------            ---------------

                    1998                      57
                    1999 - 2002              150
                    2003 - 2007              124
                    2008 - 2012               28
                    2013 - 2017                1
                    2018 - 2041                1

Item 3. LEGAL PROCEEDINGS

In May 1996, a complaint was filed against the Company and one of its subsidiaries (in the case styled Adrian Rubin v. Monetary Management Corp., Monetary Management Corporation, Monetary Management Holdings, Inc., Jeffrey A. Weiss, and Donald F. Gayhardt, Phila. Co. CCP, May Term, 1996, Civil Action No.
888) relating to the acquisition in February 1995 of the assets of 19 check cashing stores from ARI, Inc. for consideration consisting, in part, of a $2.7 million note issued by such subsidiary (which note is not guaranteed by the Company). The seller has sued for breach of contract, breach of oral guaranty, fraudulent inducement, negligent misrepresentation and fraudulent misrepresentation, for which he contends he is entitled to in excess of $2.7 million, plus punitive damages and attorney's fees. The Company intends to actively contest each of the causes of action asserted in the complaint.

The Company is not a party to any other material litigation and is not aware of any pending or threatened litigation, other than routine litigation and administrative proceedings arising in the ordinary course of business, that would have a material adverse effect on the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock.

DFG Holdings, Inc. is the sole owner of record as well as the beneficial owner of all of the Company's outstanding common stock.

The Company has not declared or paid dividends since 1994. The Indenture dated November 15, 1996 between the Company and State Street Bank and Trust Company, as trustee (the "Indenture"), relating to the Senior Notes as well as the Company's credit agreement contain restrictions as to the declaration and payment of dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements included elsewhere in this report.


Item 6. SELECTED FINANCIAL DATA

The selected consolidated historical financial information below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The balance sheet and statement of operations data of the Company as of and for the years ended December 31, 1992, 1993 and as of and for the six months ended June 30, 1993 and 1994 (the "Predecessor") and as of and for the years ended June 30, 1995, 1996, and 1997 (the "Successor") have been derived from historical consolidated financial statements of the Company.


                                                          Predecessor Company (1)
                                         ----------------------------------------------------------
                                                                            Six months ended
                                           Year ended December 31,              June 30,
                                         ---------------------------- -----------------------------
                                              1992(2)        1993           1993           1994
                                         ---------------------------- -----------------------------
                                             (dollars in thousands, except check cashing data)


Statement of Operations Data:
Revenues:
   Revenues from check cashing........   $     7,922   $     8,538    $      4,338  $      4,496
   Revenues from government services..        13,662        16,689           8,265         8,537
   Other revenues.....................         3,821         3,507           1,770         1,643
                                         ---------------------------- -----------------------------
Total revenues........................        25,405        28,734          14,373        14,676

Store and regional expenses:
   Salaries and benefits..............         7,811         8,354           4,242         4,266
   Occupancy..........................         2,504         2,578           1,317         1,313
   Depreciation.......................         1,140         1,102             579           483
   Other..............................         7,347         8,139           4,000         4,132
                                         ---------------------------- -----------------------------
Total store and regional expenses.....        18,802        20,173          10,138        10,194

Corporate expenses....................         3,133         4,414           2,358         2,321
Loss on store closings and sales......           283           110               -            36
Other depreciation and amortization...         2,231         1,183             752           319
Interest expense......................         1,744         1,597             847           721
                                         ---------------------------- -----------------------------
Income (loss) before taxes and
   extraordinary item.................          (788)        1,257             278         1,085
Income tax provision..................           172           205              78           174
                                         ---------------------------- -----------------------------
Net income (loss).....................   $      (960)  $     1,052    $        200  $        911
                                         ============================ =============================

Operating and Other Data:
Adjusted EBITDA (6)...................   $     4,610   $     5,249    $      2,456  $      2,644
Adjusted EBITDA margin (6)............         18.1%         18.3%           17.1%         18.0%
Net cash provided (used) by:
   Operating activities...............         2,061         2,617            (429)        1,612
   Investing activities...............        (3,655)         (622)           (382)         (756)
   Financing activities...............         2,892        (1,401)           (653)         (807)
Stores in operation at end of period..           107           108             108           109

Check Cashing Data:
Face amount of checks cashed..........   $ 267,009,000 $ 307,523,000  $157,219,000  $160,681,000
Number of checks cashed...............     1,202,454     1,307,768         648,549       662,855
Average face amount per check cashed..       $222.05       $235.15         $242.42       $242.41
Average fee per check.................         $6.59         $6.53           $6.69         $6.78
Average fee as a % of face amount.....         2.97%         2.78%           2.76%         2.80%

Balance Sheet Data (at end of period):
Cash..................................   $    10,380   $    10,974    $      8,916  $     11,023
Total assets..........................        29,379        29,681          28,013        28,607
Total indebtedness....................        16,969        16,639          16,634        15,832
Shareholder's equity..................         5,974         5,708           6,238         6,309



                                                        Successor Company (1)
                                         ----------------------------------------------------

                                                         Year ended June 30,
                                         ----------------------------------------------------
                                                 1995 (3)         1996 (4)          1997 (5)
                                         ----------------------------------------------------
                                          (dollars in thousands, except check cashing data)

Statement of Operations Data:
Revenues:
   Revenues from check cashing........      $      13,747    $      20,290    $       51,928
   Revenues from government services..             16,966           15,936            16,141
   Other revenues.....................              4,121            6,204            14,943
                                         ----------------------------------------------------
Total revenues........................             34,834           42,430            83,012

Store and regional expenses:
   Salaries and benefits..............             11,042           13,975            26,817
   Occupancy..........................              3,122            4,031             7,951
   Depreciation.......................                894              893             1,446
   Other..............................              9,577           11,709            20,452
                                         ----------------------------------------------------
Total store and regional expenses.....             24,635           30,608            56,666

Corporate expenses....................              4,414            5,360             8,175
Loss on store closings and sales......                 93            4,501               381
Other depreciation and amortization...              1,630            1,858             3,905
Interest expense......................              2,480            3,385            10,007
                                         ----------------------------------------------------
Income (loss) before taxes and
   extraordinary item.................              1,582           (3,282)            3,878
Income tax provision (benefit)........              1,022           (1,214)            2,425
                                         ----------------------------------------------------
Income (loss) before extraordinary item               560           (2,068)            1,453
Extraordinary      loss      on     debt
extinguishment
   (net of income tax benefit of $1,042)                -                -            (2,023)
                                         ----------------------------------------------------
Net income (loss).....................      $         560    $      (2,068)   $         (570)
                                         ====================================================

Operating and Other Data:
Adjusted EBITDA (6)...................      $       6,679    $       7,355    $       19,724
Adjusted EBITDA margin (6)............              19.2%            17.3%             23.8%
Net cash provided (used) by:
   Operating activities...............              4,350            3,669             9,319
   Investing activities...............             (9,615)          (8,146)          (75,674)
   Financing activities...............             11,081            7,244            99,120
Stores in operation at end of period..                150              154               436

Check Cashing Data:
Face amount of checks cashed..........      $ 510,771,000    $ 728,123,000    $1,878,587,000
Number of checks cashed...............          2,132,006        3,051,037         6,492,495
Average face amount per check cashed..            $239.57          $238.65           $289.35
Average fee per check.................              $6.45            $6.65             $8.00
Average fee as a % of face amount.....              2.69%            2.79%             2.76%

Balance Sheet Data (at end of period):
Cash..................................      $      19,778    $      22,545    $       55,205
Total assets..........................             60,687           67,444           185,988
Total indebtedness....................             35,496           42,530           124,991
Shareholder's equity..................             15,775           13,707            38,560

(1) On June 30, 1994, MMH Transit Co. ("MMHT"), a Delaware corporation, was formed principally by two private equity funds sponsored by Weiss, Peck and Greer, through the issuance of 15,000 shares of common stock at $1,010.67 per share. Total consideration was $15.2 million. Pursuant to an Agreement and Plan of Merger dated as of June 30, 1994 among MMHT, Bear Stearns Acquisition XII, Inc. (the predecessor majority shareholder of Holdings) and Holdings, Holdings and MMHT consummated a merger whereby MMHT acquired all of the outstanding common stock and warrants of Holdings for $10.5 million. MMHT was merged with and into Holdings and the separate corporate existence of MMHT ceased and Holdings was the surviving corporation in the merger. The acquisition of Holdings on June 30, 1994 was accounted for under the purchase method of accounting and, accordingly, the acquisition cost was allocated to the fair value of net assets acquired. The cost of acquiring Holdings has, in turn, been allocated to the Company and used to establish a new accounting basis in the Company's financial statements. Approximately $20.9 million, the acquisition cost in excess of the fair market value of net assets acquired, was recorded as goodwill. References to the Successor refer to the Company for the periods subsequent to the acquisition on June 30, 1994 and references to the Predecessor refer to the Company for the periods prior to the acquisition on June 30, 1994. Prior to the acquisition, the Company maintained a December 31 fiscal year. Effective with the acquisition, the Company changed its fiscal year to June 30.

(2) In February 1992, the Company acquired certain assets of Almost-A-Banc, Inc. for $1.8 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Almost-A-Banc, Inc. are included from the date of acquisition.

(3) On September 29, 1994, the Company purchased substantially all of the assets of the check cashing operations of a company operating under the name "Check Mart, Inc." with 24 locations in Washington, Utah, California, and New Mexico. Total consideration for the purchase was $7.8 million, which was funded by borrowings under the Company's existing credit facility and a $720,000 subordinated note payable. Results of operations and cash flows for the period from September 30, 1994 to June 30, 1995 and for the years ended June 30, 1996 and 1997 are included in the Company's consolidated financial statements. Approximately $6.7 million, the acquisition cost in excess of the fair market value of the net assets acquired, was recorded as goodwill.

(4) On September 18, 1995, the Company purchased all of the outstanding stock or certain assets of several entities which operated 19 check cashing stores in California, Arizona, Ohio, and Wisconsin and operated under the name "Chex$Cashed." Total consideration for the purchase was $7.4 million, which was funded through borrowings under the Company's existing credit facility. Approximately $6.7 million, the excess of the purchase price over the fair market value of identifiable net assets, was recorded as goodwill.

(5) On August 8, 1996, the Company purchased all of the outstanding common stock of Any Kind Check Cashing Centers, Inc. and all the partnership interests in U.S. Check Exchange Limited Partnership which together operated 63 check cashing stores in seven states and the District of Columbia. Total consideration for the purchase was $31.0 million, of which $2.0 million was in the form of Holdings' common stock, plus initial working capital of approximately $6.0 million. On August 28, 1996, the Company acquired the assets associated with the operations of "ABC Check Cashing" for $6.0 million in cash. ABC operated 15 check cashing centers within the Cleveland, Ohio area. On November 15, 1996, the Company purchased all of the outstanding common stock of National Money Mart, Inc. which owned and operated 36 check cashing stores and franchised 107 check cashing stores, all of which operate in Canada under the name "Money Mart." Total consideration for the purchase was $17.7 million, of which approximately $500,000 was in the form of Holdings' common stock, plus initial working capital of approximately $900,000. On November 15, 1996, the Company acquired the assets associated with the operations of Cash-N-Dash Check Cashing, Inc. which operated 32 check cashing stores in northern California under the name "Cash-N-Dash." Total consideration for the purchase was $7.3 million. On November 21, 1996, the Company purchased all the outstanding stock of C&C Check Cashing, Inc. which operated 22 check cashing stores in northern California under the name "C&C Check Cashing." Total consideration for the purchase was $3.8 million plus initial working capital of approximately $500,000. On April 18, 1997, the Company purchased all of the outstanding common stock of Canadian Capital Corporation which operated 43 check cashing stores in Canada under a franchise agreement with Money Mart. Total consideration for the purchase was $13.3 million plus initial working capital of approximately $1.8 million. Each of the acquisitions described above was accounted for under the purchase method of accounting. Approximately $74.3 million, the acquisition costs in excess of the fair market values of the net assets acquired, was recorded as goodwill. The acquisitions were funded through borrowings, issuance of Holdings Common Stock and revenue-based earn-outs totaling $1.1 million which are payable over a period of up to four years.

(6) Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, noncash charges to earnings associated with foreign currency translations, and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt, the Company's lenders use them for the purpose of analyzing the Company's performance with respect to the Company's new revolving credit facility and the Indenture, and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company has historically derived its revenues primarily from providing check cashing services and distributing public assistance benefits and food coupons. In addition, the Company provides other consumer financial products and services including money orders, money transfers, loans, and bill payment. For the years ended June 30, 1995, 1996, and 1997, check cashing revenues as a percentage of total revenues approximated 39.5%, 47.8%, and 62.6%, respectively.

The check cashing industry in the United States is highly fragmented, and has experienced considerable growth as store locations have increased from approximately 1,350 in 1986 to approximately 5,700 as of July 1997. The Company believes it is one of only four domestic check cashing store networks with more than 100 locations. The industry is comprised of mostly local chains and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in low-paying service sector jobs, and an overall increase in the lower-income population.

All of the Company's acquisitions have been accounted for under the purchase method of accounting. Therefore, the historical consolidated results of operations include the revenues and expenses of all of the acquired companies since their respective dates of acquisition. The comparability of the historical financial data is significantly impacted by the timing of the Company's acquisitions. The following table sets forth information with respect to recent acquisitions completed by the Company during the periods discussed below:

                                 Number of
                  Company          Stores      Month Acquired   Purchase Price
-------------------------------------------------------------------------------

Check Mart, Inc...............      24         September 1994    $  7.8 million
ARI, Inc......................      19          February 1995       4.3 million
Pacific Check Exchange, Inc...       2            June 1995         0.4 million
Chex$Cashed...................      19         September 1995       7.4 million
Southland kiosks--Texas........      11            May 1996         0.5 million
Any Kind......................      63           August 1996       31.0 million
ABC...........................      15           August 1996        6.0 million
Money Mart....................     143 (1)      November 1996      17.7 million
Cash-N-Dash...................      32          November 1996       7.3 million
C&C...........................      22          November 1996       3.8 million
Canadian Capital Corporation..      43           April 1997        13.3 million

(1) Includes 107 franchised stores, of which 43 were owned by Canadian Capital Corporation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations solely reflects the historical results of the Company. The aforementioned purchase price amounts do not reflect borrowings to provide for the working capital needs of the acquired entities. The purchase prices including working capital were as follows: $9.7 million for Check Mart, Inc., $5.1 million for ARI, Inc., $448,000 for Pacific Check Exchange, Inc., $9.1 million for Chex$Cashed; $37.0 million for Any Kind, $7.5 million for ABC, $18.6 million for Money Mart, $7.3 million for Cash-N-Dash, $4.3 million for C&C and $15.1 million for Canadian Capital Corporation. The aforementioned purchase prices for Cash-N-Dash and C&C include estimated contingent payments to the sellers of $750,000 for Cash-N-Dash (payable over four years) and $300,000 for C&C (payable over three years) based on future revenues. Any amounts paid under the revenue-based earn-out contingencies for Cash-N-Dash and C&C will be recorded as additional consideration of the acquisition when the contingency is resolved.

In November 1996, the Company issued 10-7/8% senior notes due 2006 in a private placement (collectively referred to as the "Offering"). The Company has exchanged substantially all of the senior notes for $110.0 million 10-7/8% Series A notes due 2006 (collectively referred to as the "Notes"), which were registered under the Securities Act of 1933, as amended.

The Offering generated gross proceeds of $110.0 million which were used to repay all of the Company's existing indebtedness under its existing credit facility, to fund the Money Mart, Cash-N-Dash, C&C, and Canadian Capital Corporation acquisitions, and to pay related fees and expenses. The repayment of substantially all of the Company's existing indebtedness resulted in an extraordinary loss, net of taxes, in the second quarter of fiscal year 1997 of approximately $2.0 million. This loss resulted from the write-off of the deferred financing costs associated with the Company's existing credit facility. Due to the rapid growth of the Company, period-to-period comparisons of financial data are not necessarily indicative of the results for subsequent periods and should not be relied upon as an indicator of the future performance of the Company.

The Company's revenues from government services decreased for the year ended June 30, 1997 as a percentage of total revenues due in large part to the acquisitions made by the Company during that period. The Company expects that its revenues from the distribution of public assistance benefits will continue to decline due to a number of factors. A number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Company has received correspondence from the Commonwealth of Pennsylvania outlining their proposed implementation of an electronic benefit transfer system. Based on this correspondence and other communication with the Commonwealth, implementation could start as soon as January 1998 and take a year to fully implement. If implemented, this plan would result in the termination of all of the Company's contracts in the Commonwealth of Pennsylvania. There can be no assurance when or if this will happen. In the event that the contracts are terminated, the Company intends to continue to operate many of these locations as stand alone check cashing sites. See "DFG's Existing Government Contract Business" on pages 13 and 14.

Results of Operations

The following table sets forth the Company's results of operations as a percentage of revenues for the indicated periods:

                                                         Year ended June 30,
                                                       ------------------------
                                                        1995    1996     1997
                                                       ------------------------
Statement of Operations Data:
Revenues:
    Revenues from check cashing.....................    39.5%    47.8%   62.6%
    Revenues from government services...............    48.7     37.6    19.4
    Other revenues..................................    11.8     14.6    18.0
                                                      ------------------------
Total revenues......................................   100.0    100.0   100.0

Store and regional expenses:
    Salaries and benefits...........................    31.7     32.9    32.3
    Occupancy.......................................     9.0      9.5     9.6
    Depreciation....................................     2.6      2.1     1.7
    Other...........................................    27.5     27.6    24.7
                                                       ------------------------
Total store and regional expenses...................    70.8     72.1    68.3

Corporate expenses..................................    12.6     12.6     9.8
Loss on store closings and sales....................     0.3     10.6      .5
Other depreciation and amortization.................     4.7      4.4     4.7
Interest expense....................................     7.1      8.0    12.1
                                                       ------------------------
Income (loss) before taxes and extraordinary item...     4.5     (7.7)    4.6
Income tax provision (benefit)......................     2.9     (2.9)    2.9
                                                       ------------------------
Income (loss) before extraordinary item.............     1.6     (4.8)    1.7
Extraordinary loss on debt extinguishment
(net of income tax benefit                                -        -      (2.4)
                                                       ------------------------
Net income (loss)...................................     1.6%    (4.8)%   (.7)%
                                                       ========================

Year Ended June 30, 1997 Compared to the Year Ended June 30, 1996

Total revenues were $83.0 million for the year ended June 30, 1997 as compared to $42.4 million for the year ended June 30, 1996, an increase of $40.6 million, or 95.8%. Of this increase, $42.0 million resulted from the inclusion of the results of operations of the entities acquired during fiscal 1996 and 1997, (collectively referred to hereafter as the "Acquisitions"). The increase was offset in part by revenues related to the 19 stores acquired from ARI, Inc., which were closed in December 1995 and which generated $1.5 million in revenue for the year ended June 30, 1996. See "Year Ended June 30, 1996 Compared to Year Ended June 30, 1995." For stores that were opened and owned by the Company during the entire period from July 1, 1995 through June 30, 1997, revenues increased by 4.1%. This increase resulted from an increase in other revenues of 19.7% and an increase in revenues from check cashing of 6.8%, offset in part by a decrease in revenues from government services of 6.7%. Government services revenues accounted for 19.4% of total revenues for the year ended June 30, 1997, a decrease from 37.6% of total revenues for the year ended June 30, 1996. The decrease in revenues from government services resulted from the reduction in the number of individuals receiving benefits under government programs. The Company receives revenue on its government contracts based primarily on the number of transactions it executes. The Company expects that the number of benefits recipients will continue to decrease, which would result in a continuing decline in the Company's government services revenue.

Store and regional expenses were $56.7 million for the year ended June 30, 1997 as compared to $30.6 million for the year ended June 30, 1996, an increase of $26.1 million, or 85.3%. The Acquisitions resulted in an increase in store and regional expenses of $28.7 million, while the 19 stores closed in December 1995 resulted in a decrease in store expenses of approximately $2.4 million. Store and regional expenses as a percentage of revenues decreased from 72.2% in the year ended June 30, 1996 to 68.3% in the year ended June 30, 1997. This decrease was due primarily to operating losses of the stores acquired from ARI, Inc. in February 1995. During December 1995, the Company decided to close or sell all of the stores acquired from ARI, Inc. and recognized a pretax charge of approximately $4.4 million relating thereto. Excluding the results of operations of the ARI, Inc. stores, store and regional expenses as a percentage of revenues were 69.1% for the year ended June 30, 1996.

Salaries and benefits were $26.8 million for the year ended June 30, 1997 as compared to $14.0 million for the year ended June 30, 1996, an increase of $12.8 million, or 91.4%. The Acquisitions accounted for an increase in salaries and benefits of $13.9 million while the 19 stores closed in December 1995 resulted in a decrease in salaries and benefits of $700,000. The Company does not expect the recently enacted increase in the minimum wage to have any significant impact on the Company's future results of operations.

Occupancy expense was $8.0 million for the year ended June 30, 1997 as compared to $4.0 million for the year ended June 30, 1996, an increase of $4.0 million, or 100.0%. The Acquisitions accounted for an increase of $4.2 million, while the 19 stores closed in December 1995 resulted in a decrease of $300,000. Occupancy expense as a percentage of revenues increased from 9.5% for the year ended June 30, 1996 to 9.6% for the year ended June 30, 1997.

Depreciation expense was $1.4 million for the year ended June 30, 1997 as compared to $900,000 for the year ended June 30, 1996 an increase of $500,000, or 55.6%. The Acquisitions accounted for an increase of $700,000. Depreciation expense as a percentage of revenues decreased from 2.1% for the year ended June 30, 1996 to 1.7% for the year ended June 30, 1997.

Other store and regional expenses were $20.5 million for the year ended June 30, 1997 as compared to $11.7 million for the year ended June 30, 1996, an increase of $8.8 million, or 75.2%. The Acquisitions accounted for an increase in other store and regional expenses of $9.9 million, while the 19 stores closed in December 1995 resulted in a decrease in other store and regional expenses of $1.1 million. Other store and regional expenses consist of bank charges, armored security costs, net returned checks, cash and food stamp shortages, insurance, and other costs incurred by the stores.

Corporate expenses were $8.2 million for the year ended June 30, 1997 as compared to $5.4 million for the year ended June 30, 1996, an increase of $2.8 million, or 51.9%. This increase resulted from the additional corporate costs, primarily salaries and benefits, associated with the acquisitions completed during fiscal 1996 and fiscal 1997. Corporate expenses as a percentage of revenues decreased from 12.6% for the year ended June 30, 1996 to 9.8% for the year ended June 30, 1997.

Loss on store closings and sales was $381,000 for the year ended June 30, 1997 as compared to $4.5 million for the year ended June 30, 1996, a decrease of $4.1 million, or 91.5%, due primarily to the 19 stores acquired from ARI, Inc., which were closed or sold in fiscal year 1996.

Other depreciation and amortization expenses were $3.9 million for the year ended June 30, 1997 as compared to $1.9 million for the year ended June 30, 1996, an increase of $2.0 million, or 105.3%. This increase resulted primarily from the amortization expense associated with the goodwill and other intangibles recognized as part of the Acquisitions.

Interest expense was $10.0 million for the year ended June 30, 1997 as compared to $3.4 million for the year ended June 30, 1996, an increase of $6.6 million, or 194.1%. This increase was primarily attributable to increased average outstanding indebtedness to finance the Acquisitions.

Year Ended June 30, 1996 Compared to the Year Ended June 30, 1995

Total revenues were $42.4 million for the year ended June 30, 1996 as compared to $34.8 million for the year ended June 30, 1995, an increase of $7.6 million, or 21.8%. Of this increase, $4.6 million resulted from the inclusion of the results of operations of the entities conducting business as Chex$Cashed, which were acquired in September 1995, and $2.5 million from a full year of operations of Check Mart, Inc., acquired in September 1994. The remaining increase resulted from the other acquisitions completed during fiscal 1995 and 1996. For stores that were opened and owned by the Company in all twelve months of each fiscal year, revenues decreased by 0.9%. This decrease resulted from a decrease in revenues from government services of 6.1%, offset by an increase in revenues from check cashing of 3.5%. The decrease in revenues from government services resulted from the reduction in the number of individuals receiving benefits under government programs during fiscal year 1996.

Store expenses were $30.6 million for the year ended June 30, 1996 as compared to $24.6 million for the year ended June 30, 1995, an increase of $6.0 million, or 24.4%. Of this increase, $2.9 million was due to the acquisition of Chex$Cashed and $1.6 million was due to the acquisition of Check Mart, Inc. The remaining increase resulted from the other acquisitions completed during fiscal 1995 and 1996. Store expenses as a percentage of revenues increased from 70.8% in fiscal 1995 to 72.1% in fiscal 1996 due to operating losses of stores acquired from ARI, Inc. in February 1995. During fiscal year 1996, the Company decided to close or sell all of the stores acquired from ARI, Inc. and recognized a pretax charge of approximately $4.4 million relating thereto. Excluding the results of operations of the ARI, Inc. stores, store expenses as a percentage of revenues were 69.2% and 69.1% for the years ended June 30, 1995 and 1996, respectively.

Salaries and benefits were $14.0 million for the year ended June 30, 1996 as compared to $11.0 million for the year ended June 30, 1995, an increase of $3.0 million, or 27.3%. Of this increase, $1.5 million resulted from the acquisition of Chex$Cashed and $800,000 resulted from the acquisition of Check Mart, Inc. The remaining increase resulted from other acquisitions completed during fiscal 1995 and 1996.

Occupancy expense was $4.0 million for the year ended June 30, 1996 as compared to $3.1 million for the year ended June 30, 1995, an increase of $900,000, or 29.0%. Of this increase, $500,000 resulted from the acquisition of Chex$Cashed and $200,000 resulted from the acquisition of Check Mart, Inc. Occupancy expense as a percentage of revenues increased from 9.0% for the year ended June 30, 1995 to 9.5% for the year ended June 30, 1996 due to the impact of the performance of the ARI, Inc. stores acquired in February 1995, which were subsequently sold or closed.

Depreciation expense remained relatively unchanged for the fiscal year ended June 30, 1996 as compared to the year ended June 30, 1995. Any increases in depreciation expense resulting from the Chex$Cashed and Check Mart acquisitions were offset by decreases from much of the store equipment in the Company's existing store base becoming fully depreciated during fiscal 1995 and fiscal 1996.

Other store and regional expenses were $11.7 million for the year ended June 30, 1996 as compared to $9.6 million for the year ended June 30, 1995, an increase of $2.1 million, or 21.9%. Of this increase, $900,000 resulted from the acquisition of Chex$Cashed and $600,000 resulted from the acquisition of Check Mart, Inc. The remaining increase resulted primarily from the other acquisitions completed during fiscal 1995 and fiscal 1996.

Corporate expenses were $5.4 million for the year ended June 30, 1996 as compared to $4.4 million for the year ended June 30, 1995, an increase of $1.0 million, or 22.7%. This increase resulted from the additional corporate costs, primarily salaries and benefits, associated with the acquisitions completed during fiscal 1995 and fiscal 1996. Corporate expenses as a percentage of revenues decreased slightly from 12.7% during fiscal 1995 to 12.6% during fiscal 1996.

During fiscal year 1996, the Company decided to sell or close the 19 stores purchased from ARI, Inc. in February 1995. The stores were generating operating losses at the time of the acquisition. As the Company began operating the stores, management concluded that significant time and operating losses would be required before the stores would become profitable. The Company believed that alternative investments were available which would provide higher long-term returns and more immediate paybacks. The decision resulted in a pretax charge of approximately $4.4 million, which included $3.3 million for the write-off of the goodwill associated with the original acquisition of these stores, $600,000 for the write-off of store fixtures and equipment, $350,000 for the early termination of store leases, and $150,000 for the accrual of other costs related to closing these stores. As of June 30, 1996 and 1997, accrued expenses included approximately $450,000 and $107,000, respectively, related to future costs associated with these stores. Included in the statements of operations for fiscal 1996 and fiscal 1995 are revenues of $1.5 million and $564,000, respectively, store expenses of $2.4 million and $931,000, respectively, and amortization expense of $56,000 and $30,000, respectively, related to these 19 stores. The Company is seeking to restructure its obligations under the original subordinated note issued to the seller as part of the acquisition, and has ceased making principal and interest payments thereon. As a result, the seller has filed a complaint against the Company alleging, among other things, breach of contract, and is seeking payment of the balance of the note of $2.6 million, plus accrued interest, punitive damages, and legal fees. As the outcome of this matter cannot be determined at present, no reduction in the note payable to the seller or any additional costs to the Company have been recorded. See "Item 3--Legal Proceedings."

The Company also incurs losses on unprofitable stores which it closes in the normal course of business. During fiscal 1996 and fiscal 1995, the Company recorded expenses of $101,000 and $93,000, respectively, which consisted primarily of the write-off of leasehold improvements associated with closed locations. In addition, the Company closed seven stores in each of fiscal 1996 and fiscal 1995, in addition to the 19 stores purchased from ARI, Inc. discussed in the preceding paragraph.

Other depreciation and amortization expenses were $1.9 million for the year ended June 30, 1996 as compared to $1.6 million for the year ended June 30, 1995, an increase of $300,000, or 18.8%. This increase resulted primarily from the amortization expense associated with the goodwill recognized as part of the acquisition of Chex$Cashed, and a full year's amortization of goodwill associated with the acquisition of Check Mart, Inc.

Interest expense was $3.4 million for the year ended June 30, 1996 as compared to $2.5 million for the year ended June 30, 1995, an increase of $900,000, or 36.0%. This increase was primarily attributable to increased average outstanding indebtedness to finance acquisitions, from $29.6 million for fiscal 1995 to $38.5 million for fiscal 1996, and partially offset by a decrease in the weighted average interest rate from 8.7% for fiscal 1995 to 8.5% for fiscal 1996.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities, and sales of Holdings' common stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance loan store and kiosk expansion. For the years ended June 30, 1997 and 1996, the Company had net cash provided by operating activities of $9.3 million and $3.7 million, respectively, for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology, and acquisitions. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $2.7 million during its fiscal year ending June 30, 1998, for remodeling and relocation of certain existing stores and for opening loan stores and kiosks. The actual amount of capital expenditures will depend in part on the number of new stores acquired and the number of stores remodeled. In addition, the Company intends to spend up to $2.0 million over the next two years to purchase the equipment necessary to implement a point-of-sale system.

The Company has historically financed its acquisitions and other capital requirements through bank debt, seller subordinated debt, and proceeds from the sale of Holdings' common stock.

In November 1996, the Company issued 10-7/8% senior notes due 2006 in a private placement (collectively referred to as the "Offering"). The Company has exchanged substantially all of the senior notes for $110.0 million 10-7/8% Series A notes due 2006 (collectively referred to as the "Notes"), which were registered under the Securities Act of 1933, as amended.

The Offering generated gross proceeds of $110.0 million which were used to repay all of the Company's existing indebtedness under its existing credit facility, to fund the Money Mart, Cash-N-Dash, C&C, and Canadian Capital Corporation acquisitions, and to pay related fees and expenses. The repayment of substantially all of the Company's existing indebtedness resulted in an extraordinary loss, net of taxes, of approximately $2.0 million. This loss results from the write-off of the deferred financing costs associated with the Company's existing credit facility.

On June 30, 1997, the Notes, seller subordinated notes, and other indebtedness aggregating $113.0 million were outstanding. The Company's indebtedness includes a seller subordinated note of $2.6 million from the acquisition of ARI, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year Ended June 30, 1996 Compared to the Year Ended June 30, 1995" and "Dollar Financial Group, Inc.--Notes to Consolidated Financial Statements--Loss on Store Closings and Sales." The Company is seeking to restructure its obligations under the original subordinated note issued to the seller as part of the acquisition, and has ceased making principal and interest payments. As a result, the seller has filed a complaint against the Company alleging, among other things, breach of contract, and is seeking payment of the balance of the note. Depending on the outcome of the complaint filed by the seller, the Company could be required to pay the balance of the note. See "Item 3--Legal Proceedings." The Company does not believe this would have a material impact on its liquidity.

Simultaneously with the consummation of the Offering, the Company entered into a new revolving credit facility, which the Company uses primarily for working capital needs. The new revolving credit facility allows borrowings in an amount not to exceed the lesser of $25.0 million or a borrowing base as set forth in the new revolving credit facility agreement. Amounts outstanding under the New Revolving Credit Facility bear interest at either (i) 0.50% plus the higher of
(a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Bank of America NT&SA, as its "reference rate" or (ii) the Eurodollar Rate (as defined therein) plus 1.75%, determined at the Company's option. Amounts outstanding under the New Revolving Credit Facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the New Revolving Credit Facility are guaranteed by Holdings and each of the Company's direct and indirect subsidiaries. The Company had $13.3 million of unborrowed availability under the new revolving credit facility at June 30, 1997.

In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility provides for a commitment of up to $5.0 million. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance.

The Company is highly leveraged, and borrowings under the new revolving credit facility and the overdraft facility will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the new revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Notes and payment of interest and principal on the Company's other indebtedness. See "Risk Factors--Substantial Leverage; Ability to Service Outstanding Indebtedness." The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future, including with respect to the operations acquired in the Acquisitions, is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies due to the Acquisitions. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and an expansion of the Cash 'Til Payday Loan Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. As discussed earlier within this Management's Discussion and Analysis, the Company has received correspondence from the Commonwealth of Pennsylvania outlining their proposed implementation of an electronic benefit system. In the event that implementation is completed and the Company's contracts with the Commonwealth of Pennsylvania are terminated, the Company believes this outcome will not have a material impact on the Company's liquidity or capital resources. As a result of the foregoing assumptions, which the Company believes to be reasonable, the Company expects to be able to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments on the Notes and payments of interest and principal on other indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of the principal of the Notes on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

Income Taxes

The Company's effective tax rates for fiscal 1995, 1996, and 1997 were 64.6%, (37.0)%, and 62.5%, respectively. The effective rate differs from the federal statutory rate of 34% due to state taxes and nondeductible goodwill amortization which resulted from the June 30, 1994 acquisition of the Company and several subsequent acquisitions. The fiscal 1996 effective tax benefit rate is less than the fiscal 1995 tax rate due to the reversal of the valuation allowance on the Company's gross deferred tax asset during fiscal 1996. The Company had no valuation allowance recorded against deferred tax assets at June 30, 1996 or 1997. Realization of the gross deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management has determined, based on the Company's history of earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize its deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Seasonality and Quarterly Fluctuations

The Company's business is seasonal due to the impact of several tax-related services including cashing tax refund checks. Historically, the Company has generally experienced its highest revenues and earnings during its third fiscal quarter ending March 31 when revenues from these tax-related services peak. Due to the seasonality of the Company's business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with the addition of new stores.

Impact of Inflation

The Company believes that the results of its operations are not dependent upon the levels of inflation.

Recent Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" for the fiscal year ended June 30, 1997. The adoption of this standard has not had a material impact on the Company's financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 129, "Disclosure of Information about Capital Structure," which is applicable to all companies. Statement No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. The Statement is effective for financial statements for periods ending after December 15, 1997. The Company does not believe the adoption of this standard will have any impact on the Company's financial statements.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial statements and disclosures. The Statements are expected to have no effect on the Company's results of operations, financial position, capital resources, or liquidity.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DFG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dollar Financial Group, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Group, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
September 24, 1997

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (In Thousands except share amounts)

                                                                                    June 30,
                                                                       -----------------------------------
                                                                             1996              1997
                                                                       -----------------------------------
Assets
Cash and cash equivalents............................................      $   22,545        $   55,205
Accounts receivable..................................................           4,441             8,101
Prepaid expenses.....................................................           1,790             1,647
Deferred income taxes................................................           1,861               805
Note receivable--officer..............................................            200               200
Property and equipment, net of accumulated depreciation
    of $1,926 and $3,686.............................................           3,345             7,934
Cost assigned to contracts acquired, net of accumulated
    amortization of $660 and $235....................................             140               457
Cost in excess of net assets acquired, net of accumulated
    amortization of $1,964 and $4,754................................          31,900           103,313
Covenants not to compete, net of
      accumulated amortization of
       $21 and $418.................................................               89             1,558
Debt issuance costs, less accumulated amortization
    of $394 and $306.................................................             717             5,370
Other................................................................             416             1,398
                                                                       -----------------------------------
                                                                           $   67,444        $  185,988
                                                                       ===================================

Liabilities and shareholder's equity
Accounts payable.....................................................      $    6,844        $   14,130
Advance from money transfer agent....................................               -             3,000
Accrued expenses.....................................................           4,160             3,365
Accrued interest payable.............................................             203             1,942
Revolving credit facilities..........................................           7,738            12,187
Long-term debt and subordinated notes payable........................          34,792             2,804
10-7/8% Senior Notes due 2006........................................               -           110,000
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares authorized;
       100 shares issued and outstanding at June 30, 1996
       and 1997......................................................               -                 -
    Additional paid-in capital.......................................          15,215            40,941
    Accumulated deficit..............................................          (1,508)           (2,078)
    Foreign currency translation.....................................               -              (303)
                                                                       -----------------------------------
Total shareholder's equity...........................................          13,707            38,560
                                                                       -----------------------------------
                                                                           $   67,444        $  185,988
                                                                       ===================================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                      Year ended June 30,
                                                      ----------------------------------------------------
                                                            1995             1996              1997
                                                      ----------------------------------------------------
Revenues...........................................       $   34,834       $   42,430        $   83,012
Store and regional expenses:
    Salaries and benefits..........................           11,042           13,975            26,817
    Occupancy                                                  3,122            4,031             7,951
    Depreciation...................................              894              893             1,446
    Other..........................................            9,577           11,709            20,452
                                                      ----------------------------------------------------
Total store and regional expenses..................           24,635           30,608            56,666
Corporate expenses.................................            4,414            5,360             8,175
Loss on store closings and sales...................               93            4,501               381
Other depreciation and amortization................            1,630            1,858             3,905
Interest expense, net of interest income
    in 1997 of $403................................            2,480            3,385            10,007
                                                      ----------------------------------------------------
Income (loss) before taxes and extraordinary item..            1,582           (3,282)            3,878
Income tax provision (benefit).....................            1,022           (1,214)            2,425
                                                      ----------------------------------------------------
Income (loss) before extraordinary item............              560           (2,068)            1,453
Extraordinary loss on debt extinguishment
    (net of income tax benefit of $1,042)..........                -                -            (2,023)
                                                      ----------------------------------------------------
Net income (loss)..................................       $      560       $   (2,068)       $     (570)
                                                      ====================================================


                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (In Thousands, except share data)

                                                                      Retained       Foreign
                                  Common Stock         Additional     Earnings       Currency        Total
                           ---------------------------  Paid-in     (Accumulated)  Translation   Shareholder's
                              Shares       Amount       Capital       Deficit)      Adjustment      Equity
                           -------------------------------------------------------------------------------------
Balance, June 30, 1994...       100          $ -         $15,160       $     -       $      -      $ 15,160
   Capital contribution
   from parent...........                                     55                                         55
   Net income for the year
     ended June 30, 1995.                                                  560                          560
                           -------------------------------------------------------------------------------------
Balance, June 30, 1995...       100            -          15,215           560              -        15,775
   Net loss for the year
     ended June 30, 1996.                                               (2,068)                      (2,068)
                           -------------------------------------------------------------------------------------
Balance, June 30, 1996...       100            -          15,215        (1,508)             -        13,707
   Capital contribution
     from parent.........                                 25,726                                     25,726
   Translation adjustment
     for the year ended
     June 30, 1997.......                                                                (303)         (303)
   Net loss for the year
     ended June 30, 1997.                                                 (570)                        (570)
                           -------------------------------------------------------------------------------------
Balance, June 30, 1997...       100          $ -         $40,941       $(2,078)      $   (303)     $ 38,560
                           =====================================================================================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                     Year ended June 30,
                                                                            ---------------------------------------
                                                                                1995         1996         1997
                                                                            ---------------------------------------
Cash flows from operating activities:
Net income (loss)........................................................     $    560     $ (2,068)    $   (570)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization.....................................        2,524        2,751        5,626
       Losses on store closings and sales................................           93        4,501          381
       Extraordinary loss on debt extinguishment, net of income
          tax benefit....................................................            -            -        2,023
       Deferred tax provision (benefit)..................................          406       (1,282)         735
       Change in assets and liabilities (net of effect of acquisitions):
          Decrease (increase) in accounts receivable.....................          960         (696)      (1,717)
          (Increase) decrease in prepaid expenses and other assets.......         (753)        (661)         612
          Increase in accounts payable and accrued expenses..............          560        1,124        2,229
                                                                            ---------------------------------------
Net cash provided by operating activities                                        4,350        3,669        9,319

Cash flows from investing activities:
Acquisitions, net of cash acquired.......................................       (8,147)      (7,269)     (73,048)
Additions to properties and equipment....................................       (1,468)        (877)      (2,626)
                                                                            ---------------------------------------
Net cash used in investing activities....................................       (9,615)      (8,146)     (75,674)

Cash flows from financing activities:
Payments on long-term debt...............................................         (919)      (3,336)     (66,788)
Proceeds from advance from money transfer agent..........................            -            -        3,000
Payments on subordinated notes payable...................................         (153)        (342)        (200)
Net decrease in revolving credit facility................................        2,208        1,530        4,449
Proceeds from long-term debt.............................................        9,940        9,182      145,000
Payments of debt issuance costs..........................................            -            -       (7,993)
Proceeds from equity contribution from parent............................            5          210       21,652
                                                                            ---------------------------------------
Net cash provided by financing activities................................       11,081        7,244       99,120
Effect of exchange rate changes on cash..................................            -            -         (105)
                                                                            ---------------------------------------
Net increase in cash and cash equivalents................................        5,816        2,767       32,660
Cash and cash equivalents at beginning of year...........................       13,962       19,778       22,545
                                                                            ---------------------------------------
Cash and cash equivalents at end of year.................................     $ 19,778     $ 22,545     $ 55,205
                                                                            =======================================

Supplemental disclosures of cash flow information:
Interest paid............................................................     $  2,413     $  3,226     $  8,383
Income taxes paid........................................................     $    730     $     21     $    936

Supplemental schedule of noncash investing and financing activities:
Subordinated notes payable issued in connection with acquisitions........     $  3,420     $      -     $      -
Capital contribution from parent in connection with
    acquisition of Any Kind Check Cashing Centers, Inc...................     $      -     $      -     $  2,000
Capital contribution from parent in connection with
    acquisition of Cash-N-Dash Check Cashing, Inc........................     $      -     $      -     $    500
Capital contribution from parent in connection with
    acquisition of National Money Mart, Inc..............................     $      -     $      -     $    520
Receivable for exercise of stock options.................................     $      -     $      -     $    875
Tax benefit from exercise of stock options...............................     $      -     $      -     $    179


                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

1. Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist solely of its investment in the Company. Holdings has no employees or operating activities.

The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 436 locations (of which 366 are Company-owned) operating as Money Mart, Any Kind Check Cashing Centers, ABC Check Cashing, Cash-N-Dash Check Cashing, C&C Check Cashing, Check Mart(R), The Service Centers, Chex$Cashed, QwiCash(R), Quikcash, Almost-A-Banc, and Financial Exchange Company(R) in fourteen states, the District of Columbia, and Canada. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, issuance of food stamps and other welfare benefits, and various other related services. Additionally, the Company, through its merchant services division, maintains and services the network of electronic government benefits distribution in over 1,200 merchant locations throughout the State of New York.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior-year amounts have been reclassified to conform to the current presentation.

Property and Equipment

Office properties and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which vary from five to fifteen years.

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Intangible Assets

The cost in excess of net assets acquired or goodwill is amortized using the straight-line method over a useful life of thirty years. The carrying value of goodwill is reviewed annually to determine whether the facts and circumstances suggest that the value may be impaired. If this review indicates that the value will not be recoverable, as determined based on undiscounted cash flows from operations before interest, the carrying value will be reduced to an amount determined on the basis of such undiscounted cash flows. The cost assigned to acquired individual contracts with various governmental agencies is being amortized over the remaining contractual lives of the individual contracts which expire on various dates through June 30, 2001.

Debt Issuance Costs

Debt issuance costs are amortized using the straight-line method over the remaining term of the related debt (see Note 6).

Store and Regional Expenses

The direct costs incurred in operating the Company's stores and providing services under the Company's merchant services contracts have been classified as store expenses. Store expenses include salaries and benefits of store and regional employees, rent and other occupancy costs, depreciation of properties and equipment, bank charges, armored security costs, net returned checks, cash and food stamp shortages, and other costs incurred by the stores. Excluded from store operations are the corporate expenses of the Company which include salaries and benefits of corporate employees, professional fees, and travel costs.

Returned Checks

The Company charges operations for losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received. The net expense for bad checks included in Other Store Expenses in the accompanying consolidated statements of operations was $803,000, $1,165,000, and $3,207,000 for the years ended June 30, 1995, 1996, and 1997, respectively.

Income Taxes

The Company uses the liability method to account for income taxes. Accordingly, deferred income taxes have been determined by applying current tax rates to temporary differences between the amount of assets and liabilities determined for income tax and financial reporting purposes.

The Company and its subsidiaries file a consolidated federal income tax return with Holdings.

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Employees' Retirement Plan

Retirement benefits are provided to substantially all full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee's contribution, up to 4% of the employee's annual salary. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $96,000, $129,000, and $246,000 for the years ended June 30, 1995, 1996, and 1997, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $589,000, $705,000, and $1,278,000 for the years ended June 30, 1995, 1996, and 1997, respectively.

Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of this standard in 1997 did not have a material impact on the Company's financial statements.

Fair Value of Financial Instruments

The carrying values of subordinated notes payable and the revolving credit facility approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company's Senior Notes is based on quoted market prices (see Note 6).

Foreign Currency Translation and Transactions

National Money Mart Company ("Money Mart"), the Company's Canadian subsidiary, operates check cashing and financial services outlets in Canada. The financial statements of this foreign subsidiary have been translated into U.S. dollars in accordance with generally accepted accounting principles. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are included in results of operations and have been insignificant.

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Franchise Fees and Royalties

The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned. At June 30, 1997, 67 Money Mart stores were operated by a total of 16 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. Initial franchise fees included in revenues were approximately $42,000 for the year ended June 30, 1997.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 129, "Disclosure of Information about Capital Structure," which is applicable to all companies. Statement No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. The Statement is effective for financial statements for periods ending after December 15, 1997. The Company does not believe the adoption of this standard will have any impact on the Company's financial statements.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial statements and disclosures. The Statements are expected to have no effect on the Company's results of operations, financial position, capital resources, or liquidity.

3. DFG Holdings, Inc.

As discussed in Note 1, the Company is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist solely of its investment in the Company, and there are no significant differences between the consolidated results of operations of Holdings and those of the Company.

The components of Holdings' shareholders' equity are as follows:

Common Stock

Holdings issued 15,000 shares for $1,010.67 per share on June 30, 1994. Of the 20,000 shares authorized, 15,054 shares were issued and outstanding at June 30, 1996. In connection with the August 1996 acquisitions of Any Kind Check Cashing Centers, Inc. and ABC Check Cashing (discussed in Note 4), Holdings increased the number of authorized shares to 50,000 and issued 13,750 additional shares of common stock, resulting in gross proceeds of $22.0 million which were contributed to the Company.

Dividends

Under the terms of the Company's New Revolving Credit Facility discussed in Note 6, the Company is not permitted to declare, pay, or make any cash dividends to Holdings.

                          DOLLAR FINANCIAL GROUP, INC.

3. DFG Holdings, Inc. (continued)

Stock Options

Holdings has granted nonqualified common stock options (the "options") to certain executives to acquire up to 3,500 shares of common stock at a price of $1,000 per share, the estimated fair market value of the common stock at date of grant, of which 2,625 shares under option were outstanding at June 30, 1997. The options have a term of ten years from the date of issuance (June 30, 1994), and vest in equal monthly increments over three years. The options will terminate if the employee terminates employment unless the vested options are exercised within 60 days following the date on which termination occurs. All shares issuable upon the exercise of the options are subject to the shareholders agreement discussed below. On June 30, 1997, upon resignation, an executive exercised options to purchase 875 shares of Holdings' common stock. The exercise of the options, along with the related tax benefit to Holdings, resulted in a capital contribution of $1,053,500 from Holdings to the Company of which $875,000 is included in accounts receivable in the accompanying consolidated balance sheet.

In addition to the options noted above, these executives were granted additional options on June 30, 1994 (the "additional options") to acquire up to 1,500 shares of the common stock of Holdings of which 1,125 shares under option were outstanding at June 30, 1997. The initial exercise price of these additional options was $1,000 per share, with the exercise price increasing by 40% over the exercise price for the prior year applicable on each anniversary date. From and after the fifth anniversary date (June 30, 1999), the exercise price will be $5,000 per share. These additional options have a term of ten years provided that Holdings does not have a change of control or an initial public offering of its common stock. The additional options are fully vested but are exercisable only in the event of a change in control or an initial public offering of its shares of common stock. The shares subject to the additional options are not subject to the shareholders agreement described below. A shareholders agreement exists which provides for the mandatory repurchase at fair value of all shares owned by certain members of executive management in the event of death or termination of the executive. Upon resignation of an executive and pursuant to a Termination Agreement (the "Termination Agreement") with an executive dated June 30, 1997, additional options to acquire 375 shares of the common stock of Holdings were canceled.

In connection with the issuance of 13,750 shares of Holdings' common stock in August 1996, the number of shares under option was increased by 2,100 shares under option of which 1,725 shares under option were outstanding at June 30, 1997, with an exercise price of $1,600 per share, the estimated fair market value of the common stock at date of grant (the "Supplemental Options"). The shareholders agreement was revised to give effect to the transactions discussed herein. Upon resignation of an executive and pursuant to the Termination Agreement, 375 of the Supplemental Options were canceled. The supplemental options are exercisable only in the event that, at the time of exercise, the majority shareholder has realized an internal rate of return of 35% or more on its equity investment in Holdings made in August 1996.

On April 2, 1997, Holdings adopted the DFG Holdings, Inc. Stock Incentive Plan (the "Plan") whereby 500 shares of Holdings' common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of Holdings' Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights ("SAR") may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the Plan shall be subject to

                          DOLLAR FINANCIAL GROUP, INC.

3. DFG Holdings, Inc. (continued)

Stock Options (continued)

adjustment as specified in the Plan provisions. No options may be granted after April 1, 2007. During the year ended June 30, 1997, 300 nonqualified stock options were granted under the Plan at an exercise price of $1,600 per share, the estimated fair market value of the common stock at date of grant. The options are exercisable in 33% increments annually on the first, second, and third anniversary of the grant date and have a term of ten years from the date of issuance. No options under the Plan were exercised during fiscal 1997.

In July 1997, Holdings granted nonqualified options to an executive to purchase 200 shares of Holdings' common stock at an exercise price of $1,600 per share, the estimated fair market value of the common stock at date of grant. The options have a term of ten years and vest in equal monthly increments over four years beginning in August 1997. All options become immediately vested upon termination of the executives employment without cause, change of control of Holdings, sale by Holdings of substantially all of the assets or stock of Holdings or death or disability of the executive.

Holdings has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, however, the effect of applying Statement 123 to Holdings' stock-based awards results in net income that is not materially different from amounts reported.

4. Acquisitions

During 1995, 1996, and 1997, the Company acquired the entities described below (collectively referred to as the "Acquisitions"), which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statements of operations for the periods in which they were owned by the Company. The total purchase price for each acquisition has been allocated to assets acquired and liabilities assumed based on estimated fair values.

In September 1994, the Company purchased substantially all of the assets of the check cashing operations conducted under the name "Check Mart, Inc." at 24 locations in Washington, Utah, California, and New Mexico. Total consideration for the purchase was $7.8 million. The acquisition was funded by a $720,000 subordinated note payable to the seller and proceeds from the Company's acquisition loan facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $6.7 million.

In February 1995, the Company purchased substantially all of the assets associated with the check cashing and related business operations of 19 locations within Philadelphia, Pennsylvania from ARI, Inc. Total consideration for this purchase was $4.3 million and was funded by a $2.7 million subordinated note payable to the seller and proceeds from the Company's acquisition loan facility. The excess of the purchase

                          DOLLAR FINANCIAL GROUP, INC.

price over the fair value of identifiable net assets was $3.4 million. (See Note 12 related to the subsequent closing of these stores.)

                          DOLLAR FINANCIAL GROUP, INC.

4. Acquisitions (continued)

In June 1995, the Company acquired the assets of two stores in California operating as Pacific Check Exchange, Inc. for total consideration of $398,000, funded from the Company's acquisition loan facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $200,000.

In September 1995, the Company purchased all of the outstanding stock and certain assets of several entities which operate 19 check cashing retail sites located in California, Arizona, Ohio, and Wisconsin and operate under the name "Chex$Cashed." Total consideration for this purchase was $7.4 million and was funded from the Company's acquisition loan facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $6.7 million.

In May 1996, the Company acquired the assets of eleven check cashing kiosk operations in Texas. The purchase price of approximately $456,000 was allocated to the fair value of identifiable net assets acquired.

In August 1996, the Company purchased all of the outstanding capital stock of Any Kind Check Cashing Centers, Inc. ("Any Kind") for an aggregate purchase price of $31.0 million consisting of $29.0 million in cash and $2.0 million in Holdings' common stock. A value of $2.0 million was assigned to 1,250 shares of Holdings' common stock which were issued, based on the price per share of Holdings' common stock which was sold to other investors in connection with the acquisition of Any Kind, plus initial working capital of approximately $6.0 million. Any Kind operates 63 check cashing stores in seven states and the District of Columbia. The excess of the purchase price over the fair value of identifiable net assets acquired was $30.7 million.

In August 1996, the Company purchased certain assets and liabilities of ABC Check Cashing Inc. ("ABC") for a purchase price of $6.0 million in cash plus initial working capital of approximately $1.5 million. ABC operates 15 check cashing stores in Cleveland, Ohio. The excess of the purchase price over the fair value of identifiable net assets acquired was $5.4 million.

In November 1996, the Company acquired all of the outstanding capital stock of Money Mart for approximately $17.7 million (of which approximately $500,000 was in the form of Holdings' common stock) plus initial working capital of approximately $900,000. Money Mart owns 36 check cashing stores and franchises 107 check cashing stores, all of which operate in Canada under the "Money Mart" name. The excess of the purchase price over the fair value of identifiable net assets acquired was $16.7 million.

In November 1996, the Company acquired substantially all of the assets of Cash-N-Dash Check Cashing, Inc. ("Cash-N-Dash") for approximately $7.3 million, consisting of $6.0 million in cash, the issuance to the seller of $500,000 of Holdings' common stock, and a revenue-based earn-out of up to $750,000 payable over four years. Cash-N-Dash operates 32 check cashing stores in northern California under the "Cash-N-Dash" name. Any amounts paid under the revenue-based earn-out contingency will be recorded as additional consideration of the acquisition when the contingency is solved. The excess of the purchase price over the fair value of identifiable net assets acquired was $5.5 million.

In November 1996, the Company acquired C&C Check Cashing, Inc. ("C&C") pursuant to a stock purchase agreement for approximately $3.8 million, consisting of $3.5 million in cash and a revenue-based earn-out of up to $300,000 payable over three years, plus initial working capital of approximately $500,000. C&C operates 22 check cashing stores in northern California under the "C&C Check Cashing" name. Any amounts paid under the revenue-based earn-out contingency will be recorded as additional consideration of

                          DOLLAR FINANCIAL GROUP, INC.

4. Acquisitions (continued)

the acquisition when the contingency is solved. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.7 million.

In April 1997, the Company acquired all of the outstanding stock of a company which owned all of the operating assets of Canadian Capital Corporation ("Canadian Capital"). Canadian Capital was the largest Money Mart franchisee and operated 43 check cashing retail stores in Ontario, Canada under the name "Money Mart." Total consideration for the purchase was $13.3 million, plus initial working capital of approximately $1.8 million. The excess of the purchase price over the fair value of identifiable net assets acquired was $13.3 million.

The acquisitions of Any Kind and ABC were financed through bank borrowings of $35.0 million under a credit facility then existing, the issuance by Holdings of $2.0 million of common stock to the seller of Any Kind, and the sale of $22.0 million of Holdings' common stock to affiliates of Weiss, Peck & Greer, L.L.C., Pegasus Partners, L.P. and a Pegasus affiliate, and General Electric Capital Corporation ("GECC"). Concurrently, with the acquisitions of Any Kind and ABC, the Company increased and amended its Existing Credit Facility. The cash portion of the purchase price of the Money Mart, Cash-N-Dash, C&C, and Canadian Capital acquisitions was financed from the net proceeds of the offering of 10-7/8% Senior Notes due 2006 (the "Offering," see Note 6). The bank borrowings entered into in connection with the Any Kind and ABC acquisitions were repaid with the net proceeds of the Offering.

The following unaudited pro forma information presents the results of operations as if the acquisitions of "Check Mart, Inc." and "Chex$Cashed" had occurred on July 1, 1994 and the acquisitions of "Any Kind," "ABC," "Money Mart," "Cash-N-Dash," "C&C," and "Canadian Capital" had occurred on July 1, 1995. The pro forma operating results include the results of operations for these acquisitions for the indicated periods and reflect the amortization of intangible assets arising from the acquisitions and increased interest expense on acquisition debt. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                             Year ended June 30,
                                                                 (Unaudited)
                                             ----------------------------------------------------
                                                   1995             1996              1997
                                             ----------------------------------------------------
                                                           (dollars in thousands)
Total revenue..............................     $   42,264       $  101,936        $  103,005
Net income (loss)..........................     $      906       $   (1,142)       $    1,326


The pro forma results of operations do not give effect to the 19 stores in Philadelphia acquired in February 1995, since these stores have since been sold or closed. Additionally, the pro forma results of operations do not give effect to the Pacific Check Exchange acquisition or the acquisition of the check cashing kiosks in Texas since the pro forma results would not be materially different.

                          DOLLAR FINANCIAL GROUP, INC.

5. Property and Equipment

Property and equipment at June 30, 1996 and 1997 consist of (in thousands):

                                                         June 30,
                                             -------------------------------
                                                  1996            1997
                                             -------------------------------

Land.....................................       $      55       $      55
Buildings................................             111             111
Leasehold improvements...................           2,136           4,792
Equipment and furniture..................           2,969           6,662
                                             -------------------------------
                                                    5,271          11,620
Less accumulated depreciation............           1,926           3,686
                                             -------------------------------
Total property and equipment.............       $   3,345       $   7,934
                                             ===============================


6. Senior Notes, Revolving Credit, Long-Term Debt, and Subordinated Notes
Payable

The Company has debt obligations at June 30, 1996 and 1997 as follows (in thousands):

                                                                           June 30,
                                                                ----------------------------
                                                                    1996          1997
                                                                ----------------------------
Revolving credit facility; interest at prime, as defined,
   plus 1.25% at June 30, 1996, amended to prime, as
   defined, plus 0.50% at June 30, 1997 (9.50% and
   9.00% at June 30, 1996 and 1997) of the outstanding
   daily balances payable quarterly; principal due in full
   on December 31, 2000; weighted average interest rate
   of 9.83% and 9.26% for the
   years ended June 30, 1996 and 1997, respectively..........      $   7,738     $  11,733

Overdraft credit facility; interest at Canadian prime, as
   defined, plus 0.50% (5.25% at June 30, 1997) of the
   outstanding daily balances payable monthly; weighted
   average interest rate of 5.25% for the year ended June 30,              -           454
   1997......................................................

Term loan payable to bank; interest based on Eurodollar
   rate, as defined, plus 2.50% (7.97% at June 30, 1996);
   interest payable at conversion date, but at least
   quarterly; weighted average interest rate of 8.35% for
   the year ended June 30, 1996..............................         14,226             -

Acquisition loan facility payable to bank; interest payable at conversion date, but at least quarterly based on the
   Eurodollar Rate, as defined, plus 2.50% (7.97% at June
   30, 1996); weighted average interest rate of 8.09% for the
   year ended June 30, 1996..................................         17,561             -

10-7/8% Senior notes due November 15, 2006; interest payable semiannually on May 15 and November 15, commencing May 15,
   1997......................................................              -       110,000


                          DOLLAR FINANCIAL GROUP, INC.

6. Revolving Credit, Long-Term Debt, and Subordinated Notes Payable (continued)

                                                                           June 30,
                                                                ----------------------------
                                                                    1996          1997
                                                                ----------------------------
Subordinated promissory note payable; interest at bank's
   Reference Rate, as defined, plus 1% (9.25% and 9.50%
   at June 30, 1996 and 1997, respectively) payable
   quarterly; principal repayments of $60,000 made
   quarterly until September 30, 1997; weighted average
   interest rate of 9.76% and 9.28% for the years
   ended June 30, 1996 and 1997, respectively................      $     300     $     120

Subordinated promissory note payable; interest at bank's
   Reference Rate, as defined, plus 1% (9.25% and 9.50%
   at June 30, 1996 and  1997, respectively) subject to
   a ceiling of 10.50% and a floor of 8.50% payable monthly;
   principal repayments of $8,333 per month through February
   1996; $83,333 per month through February 1997, and $66,667 per month from March 1997 through February 1999; weighted
   average interest rate of 9.78% and 9.25% for the years
   ended June 30, 1996 and 1997, respectively................          2,642         2,642

Other........................................................             63            42
                                                                ----------------------------
                                                                   $  42,530    $  124,991
                                                                ============================


The revolving credit facility, the term loan, and the acquisition loan facility were provided pursuant to a $47 million credit agreement ("Credit Agreement") dated June 30, 1994. The revolving credit facility, term loan, and acquisition loan facilities carried interest at a rate of either the bank's reference rate (defined as the higher of the bank's prime rate or the Federal Funds rate plus 1/4 of 1%) plus 1.25% or the Eurodollar rate plus 2.50%. The interest rates and payments were revised pursuant to the Amended and Restated Credit Agreement discussed below.

In order to finance the acquisitions of Any Kind and ABC in August 1996, the Company amended and restated its Credit Agreement, (the "First Amended and Restated Credit Agreement") which provided the Company with $35 million of additional borrowings (known as the "Tranche B Term Note") and consolidated the borrowing under the term loan and acquisition loan (known as the "Tranche A Term Note").

In November 1996, the Company implemented a financing plan which included the issuance of $110.0 million of 10-7/8% senior notes due 2006 in a private placement. The Company has exchanged substantially all of the senior notes for $110.0 million 10-7/8% Series A senior notes due 2006 (collectively referred to as the "Senior Notes"), which were registered under the Securities Act of 1933, as amended. The payment obligations under the Senior Notes are jointly and severally guaranteed, on a full and unconditional basis, by each of the Company's existing subsidiaries (the "Guarantors"). The Company is a

                          DOLLAR FINANCIAL GROUP, INC.

holding company with no assets, independent operations, or cash flows other than its investments in subsidiaries. There are no restrictions on the Company's and the guarantor subsidiaries' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they would not be material to investors.

Subject to restrictions under the Second Amended and Restated Credit Agreement discussed below, the Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2001, at the following redemption prices (plus accrued and unpaid interest thereon, if any, to the date of redemption): during the twelve-month period beginning November 2001 - 105.438%; 2002 - 103.625%; 2003 - 101.813%; and 2004 - 100.000%. In addition, prior to November 15, 1999, the Company may on any one or more occasions redeem up to 30% of the originally issued principal amount of Senior Notes at a redemption price equal to 110-7/8% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption, with the net proceeds of any initial public offering of common stock of the Company or of Holdings (to the extent that the proceeds thereof are contributed to the Company as common equity), provided that at least 70% of the originally issued principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control, as defined, each holder of Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase.

In connection with the offering of the Senior Notes, the Company also amended and restated its Credit Agreement (the "Second Amended and Restated Credit Agreement") which, among other things,. established a new revolving credit facility of $25.0 million (the "New Revolving Credit Facility"). The proceeds of the Senior Notes were used to repay all of the Company's existing Indebtedness under its First Amended and Restated Credit Agreement and to fund the November 1996 acquisitions of Money Mart, Cash-N-Dash, and C&C, and the April 1997 acquisition of Canadian Capital. The repayment of substantially all of the Company's existing indebtedness resulted in an extraordinary loss, net of taxes, of approximately $2.0 million. The loss resulted from the write-off of the deferred financing costs associated with the Company's former credit agreement.

The New Revolving Credit Facility will mature on December 31, 2000 and provides for an aggregate commitment of up to $25.0 million, subject to a borrowing base limitation based on the aggregate of certain percentages of the cash and checks held by the Company's stores, or for their account, and eligible government receivables. The facility has a commitment fee of 3/8 of 1% on the unused portion of the commitment.

Amounts outstanding under the New Revolving Credit Facility bear interest at either (i) 0.50% plus the higher of (a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Bank of America NT&SA, as its "reference rate" or (ii) the Eurodollar Rate (as defined therein) plus 1.75%, determined at the Company's option. Amounts outstanding under the New Revolving Credit Facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the New Revolving Credit Facility are guaranteed by Holdings and each of the Company's direct and indirect subsidiaries.

                          DOLLAR FINANCIAL GROUP, INC.

6. Revolving Credit, Long-Term Debt, and Subordinated Notes Payable (continued)

The Senior Notes and the New Revolving Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to maintain minimum amounts of net worth, achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings.

In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility provides for a commitment of up to $5.0 million. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance.

The fair market value of the Senior Notes at June 30, 1997 was approximately $117,700,000 based on quoted market prices.

Interest of $2,413,000, $3,226,000, and $8,383,000 was paid for the years ended June 30, 1995, 1996, and 1997, respectively.

7. Income Taxes

The provision for income taxes for the years ended June 30, 1995, 1996, and 1997 consists of the following (in thousands):

                                                          Year ended June 30,
                                         -----------------------------------------------------
                                               1995              1996             1997
                                         -----------------------------------------------------
Federal:
    Current.........................          $    215          $      -         $    801
    Deferred........................               606            (1,181)             757
                                         -----------------------------------------------------
                                                   821            (1,181)           1,558

Foreign taxes:
    Current.........................                 -                 -              808
    Deferred........................                 -                 -                9
                                         -----------------------------------------------------
                                                     -                 -              817

State:
    Current.........................               120                68               81
    Deferred........................                81              (101)             (31)
                                         -----------------------------------------------------
                                                   201               (33)              50
                                         -----------------------------------------------------
                                              $  1,022          $ (1,214)        $  2,425
                                         =====================================================


                          DOLLAR FINANCIAL GROUP, INC.

The significant components of the Company's deferred tax assets and liabilities at June 30, 1996 and 1997 are as follows (in thousands):

                                                                        June 30,
                                                          -----------------------------------
                                                                1996              1997
                                                          -----------------------------------
Deferred tax assets:
   Net operating loss carryforward.....................         $ 1,006           $    -
   Depreciation........................................             315              390
   Accrued compensation................................             157              120
   Reserve for store closings..........................             237               70
   Other...............................................             146              225
                                                          -----------------------------------
                                                                  1,861              805
Deferred tax liabilities:
   Amortization and other temporary differences........             228              368
                                                          -----------------------------------
Net deferred tax asset.................................         $ 1,633           $  437
                                                          ===================================

The Company did not record any valuation allowances against deferred tax assets at June 30, 1996 or 1997. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management has determined, based on the Company's history of earnings and its expectation for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize its deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

A reconciliation of the (benefit) provision for income taxes with amounts determined by applying the federal statutory tax rate to income (loss) before income taxes is as follows (in thousands):

                                                                      Year ended June 30,
                                                          ------------------------------------------
                                                              1995          1996          1997
                                                          ------------------------------------------
Tax (benefit) provision at federal statutory rate.....       $    538      $ (1,116)     $  1,319
Add (deduct):
    State tax (benefit) provision, net of federal tax
       (provision) benefit............................            133           (22)           33
    Foreign taxes.....................................              -             -           159
    Amortization of nondeductible intangible assets...            353           350           737
    Change in valuation allowance.....................              -          (456)            -
    Other permanent differences.......................             (2)           30           177
                                                          ------------------------------------------
Tax (benefit) provision at effective tax rate.........       $  1,022      $ (1,214)     $  2,425
                                                          ==========================================

Foreign, federal, and state income taxes of approximately $730,000, $21,000, and $936,000 were paid during the years ended June 30, 1995, 1996, and 1997, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

8. Commitments

The Company occupies office and retail space and uses certain equipment under operating lease agreements. Rent expense amounted to $2,335,000, $2,935,000, and $6,239,000 for the years ended June 30, 1995, 1996, and 1997, respectively. Most leases contain standard renewal clauses.

Minimum obligations under noncancelable operating leases for the year ended June 30 are as follows (in thousands):

          Year                                    Amount
          ----                                ----------------

          1998.............................     $    6,799
          1999.............................          5,132
          2000.............................          3,646
          2001.............................          2,067
          2002.............................          1,002
          Thereafter.......................            345
                                              ================
                                                $   18,991
                                              ================

The Company has entered into employment agreements with certain key employees which have terms of three years and call for aggregate minimum annual base salaries. The agreements also provide for annual incentive cash bonuses which are primarily based on revenues and earnings from operations.

The Company, through its agency agreement with its money transfer vendor, has received an advance of $3.0 million against future commissions. This advance is included in Advance from Money Transfer Agent in the accompanying consolidated balance sheet as of June 30, 1997. Repayment of the advance is to begin on January 1, 1999 with the full advance to be paid on or before January 31, 2001.

9. Contingent Liabilities

In the ordinary course of business, the Company is involved in certain litigation. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

                          DOLLAR FINANCIAL GROUP, INC.

10. Contractual Agreements

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services which contributed 49%, 38%, and 19% of consolidated gross revenues for the years ended June 30, 1995, 1996, and 1997, respectively. The Company's contracts with the Commonwealth of Pennsylvania, which are included in this amount, contributed 24%, 18%, and 9% of the revenues for the years ended June 30, 1995, 1996, and 1997, respectively. The Company has received correspondence from the Commonwealth of Pennsylvania outlining their proposed implementation of an electronic benefit transfer system. Based on this correspondence and other communication with the Commonwealth, implementation could start as soon as January 1998 and take a year to fully implement. If implemented, this plan would result in the termination of all of the Company's contracts with the Commonwealth of Pennsylvania. There can be no assurance when or if this will happen. In the event that the contracts are terminated, the Company intends to continue to operate many of these locations as stand alone check cashing sites. The Company's contract with the State of New York contributed 15%, 11%, and 5% of revenues for the years ended June 30, 1995, 1996, and 1997, respectively. Accounts receivable at June 30, 1996 and 1997 include $3,464,000 and $3,732,000, respectively, of amounts due from various governmental agencies. The Company does not require any collateral on these receivables nor are these agencies considered a credit risk. The Company's contracts for governmental benefits distribution and merchant services distribution with state and local governments generally have initial terms of five years and currently expire on various dates through June 30, 2001. The contracts provide the governmental agencies the opportunity to extend the contract for additional periods and contain clauses which allow the governmental agencies to cancel the contract at any time, subject to 30 to 60 days' written advance notice.

11. Credit Risk

At June 30, 1996 and 1997, the Company had eighteen and twenty bank accounts, respectively, in major financial institutions in the aggregate amount of $9,821,000 and $15,011,000 which exceeded Federal Deposit Insurance Corporation limits. These financial institutions have strong credit ratings and management believes credit risk relating to these deposits is minimal.

The Company acts as agent for a national bank in administering a consumer loan program through certain of the Company's store locations. The loans offered under this program generally have a two-week maturity and are referred to as "payday loans." Under this program, the Company earns origination and servicing fees. In addition, the Company indemnifies the bank for losses in excess of 3.0% of loan originations. During fiscal year 1997, the national bank originated or extended approximately $13.4 million of loans through the Company's locations and the Company's losses, net of the bank's 3.0% guarantee, approximated $250,000 or 1.9% of originations and extensions. The Company's total recourse obligation, which is not included in the accompanying consolidated balance sheet, was approximately $125,000 and $1.2 million at June 30, 1996 and 1997, respectively.

12. Loss on Store Closings and Sales

In December 1995, the Company decided to sell or close 19 store locations purchased in February 1995. The decision resulted in a pretax charge of approximately $4,400,000, which includes $3,300,000 for the write-off of the goodwill associated with the original acquisition of these stores, $600,000 for the write-off of store fixtures and equipment, $350,000 for the early termination of store leases, and $150,000 for the accrual for other costs related to closing these locations. As of June 30, 1996 and 1997, accrued expenses

                          DOLLAR FINANCIAL GROUP, INC.

12. Loss on Store Closings and Sales (continued)

include approximately $450,000 and $107,000, respectively, related to future costs associated with these store locations. Included in the accompanying consolidated statements of income for the years ended June 30, 1995 and 1996, are revenues of $564,000 and $1,470,000, respectively, store expenses of $931,000 and $2,352,000, respectively, and amortization expense of $30,000 and $56,000, respectively, related to these stores. The Company is seeking to restructure its obligations under the original subordinated note issued to the seller as part of the acquisition, and has ceased making principal and interest payments. As a result, the seller has filed a complaint against the Company alleging, among other things, breach of contract, and is seeking payment of the balance of the note of $2,642,000, plus accrued interest, punitive damages, and legal fees. As the outcome of this matter cannot be determined at present, no reduction in the note payable to the seller or any additional costs to the Company have been recorded.

13. Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands).

                                               1995              1996             1997
                                         -----------------------------------------------------
Sales to unaffiliated customers from:
    United States......................       $ 34,834          $ 42,430         $   74,114
    Canadian operations................              -                 -              8,898
                                         -----------------------------------------------------
                                              $ 34,834          $ 42,430         $   83,012
                                         =====================================================

Income (loss) before taxes and
   extraordinary item:
       United States...................       $  1,582          $ (3,282)        $    3,001
       Canadian operations.............              -                 -                877
                                         -----------------------------------------------------
                                              $  1,582          $ (3,282)        $    3,878
                                         =====================================================

Identifiable assets:
    United States......................       $ 60,687          $ 67,444         $  142,318
    Canadian operations................              -                 -             43,670
                                         -----------------------------------------------------
                                              $ 60,687          $ 67,444         $  185,988
                                         =====================================================


                          DOLLAR FINANCIAL GROUP, INC.

14. Related Party Transactions

Under the terms of an employment contract, an officer received a loan in the amount of $200,000. Interest accrues on the unpaid balance at a fixed rate of 9.25%. The advance was payable on the first occurrence of (i) June 30, 1997,
(ii) 90 days following the voluntary resignation of the officer or the termination of the officer's employment for cause, or (iii) one year following the termination of the employment relationship between the officer and the Company for any other reason. On June 30, 1997, the note was extended and the extension provides for repayment upon the occurrence of the earlier of a change in control of Holdings or the termination of the officer's employment for any reason.

The Company leases administrative and retail office space at seven locations from shareholders of Holdings. The amount paid under these lease agreements was $159,000 for the year ended June 30, 1997. No amounts were paid on these leases in 1995 and 1996.

Included in other assets in the accompanying consolidated balance sheet at June 30, 1997 are capitalized expenditures of approximately $550,000 incurred on behalf of certain existing shareholders of Holdings related to the initial activities of a company expected to be formed ("NEWCO") by these certain Holdings' shareholders. Pursuant to a Memorandum of Understanding between the Company and these certain Holdings' shareholders, these expenditures will be converted into shares of common stock of NEWCO on a basis pari passu with the investment by NEWCO's equity investors, which include these certain shareholders.

15. Subsidiary Guarantor Condensed Financial Information

As discussed in Note 6, the Company's payment obligations under the notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries (the "Guarantors"). The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the New Revolving Credit Facility and any successor credit facility. Pursuant to the indenture or the Senior Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the notes, including the Company's Canadian subsidiary formed in fiscal year 1997.

The Company is a holding company with no assets, independent operations, or cash flows other than its investment in subsidiaries. There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at June 30, 1997, and the consolidating statements of operations and cash flows for the fiscal year ended June 30, 1997 of the Company (on a parent-company basis), combined domestic Guarantors, Canadian subsidiary, and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

15. Subsidiary Guarantor Condensed Financial Information (continued)

                           Consolidating Balance Sheet

                                  June 30, 1997

                                 (In Thousands)

                                        Dollar         Domestic       Canadian
                                       Financial      Subsidiary     Subsidiary
                                      Group, Inc.     Guarantors      Guarantor     Eliminations    Consolidated
                                    -------------------------------------------------------------------------------
Assets
Cash and cash equivalents.......      $          3    $     44,060   $     11,142    $          -    $     55,205
Accounts receivable.............             2,514           6,182            675          (1,270)          8,101
Prepaid expenses................               778             642            227               -           1,647
Deferred income taxes...........               743              62              -               -             805
Note receivable--Officer.........              200               -              -               -             200
Due from affiliates.............            92,892               -              -         (92,892)              -
Property and equipment, net.....               900           5,066          1,968               -           7,934
Intangible assets, net..........                 -          75,811         29,517               -         105,328
Debt issuance costs, net........             5,370               -              -               -           5,370
Investment in subsidiary........            64,516               -              -         (64,516)              -
Other...........................               227           1,030            141               -           1,398
                                    -------------------------------------------------------------------------------
                                      $    168,143    $    132,853   $     43,670    $   (158,678)   $    185,988
                                    ===============================================================================

Liabilities and shareholder's
   equity
Accounts payable, accrued
   expenses, and advances.......      $      7,640    $     13,047   $      3,020    $     (1,270)   $     22,437
Due to affiliates...............                 -          63,885         29,007         (92,892)              -
Revolving credit facilities.....            11,733               -            454               -          12,187
Long-term debt and subordinated
   notes payable................           110,120           2,684              -               -         112,804
                                    -------------------------------------------------------------------------------
                                           129,493          79,616         32,481         (94,162)        147,428

Shareholder's equity:
   Common stock.................                 -               -              -               -               -
   Additional paid-in capital...            40,941          46,613         10,797         (57,410)         40,941
   Retained earnings ...........
     (accumulated deficit)......            (2,078)          6,624            482          (7,106)         (2,078)
   Foreign currency translation.              (213)              -            (90)              -            (303)
                                    -------------------------------------------------------------------------------
Total shareholder's equity......            38,650          53,237         11,189         (64,516)         38,560
                                    -------------------------------------------------------------------------------
                                      $    168,143    $    132,853   $     43,670    $   (158,678)   $    185,988
                                    ===============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

15. Subsidiary Guarantor Condensed Financial Information (continued)

                      Consolidating Statement of Operations

                            Year ended June 30, 1997

                                 (In Thousands)

                                           Dollar         Domestic        Canadian
                                          Financial      Subsidiary      Subsidiary
                                         Group, Inc.     Guarantors       Guarantor     Eliminations   Consolidated
                                       -------------------------------------------------------------------------------
Revenues                                 $          9    $     74,105    $      8,898    $          -   $     83,012
Store and regional expenses:
   Salaries and benefits............                -          24,443           2,374                         26,817
   Occupancy........................                -           7,180             771                          7,951
   Depreciation.....................                -           1,243             203                          1,446
   Other............................                -          19,120           1,332                         20,452
                                       -------------------------------------------------------------------------------
Total store and regional expenses...                -          51,986           4,680               -         56,666

Corporate expenses..................            6,996               -           1,179                          8,175
Management fee......................           (4,561)          4,311             250                              -
Loss on store closings and sales....              416             (59)             24                            381
Other depreciation and
   amortization.....................              312           3,080             513                          3,905
Interest expense....................            4,130           4,502           1,375                         10,007
                                       -------------------------------------------------------------------------------

Income before taxes and
   extraordinary item...............           (7,284)         10,285             877                          3,878
Income taxes provision (benefit)....             (972)          3,002             395                          2,425
                                       -------------------------------------------------------------------------------
Income (loss) before
   extraordinary item...............           (6,312)          7,283             482                          1,453
Extraordinary loss on debt
   extinguishment (net of income
   tax benefit of $1,042)...........           (2,023)              -               -               -         (2,023)
                                       -------------------------------------------------------------------------------

Income (loss) before equity in net
   income (loss) of subsidiaries....           (8,335)          7,283             482                           (570)
Equity in net income (loss) of
   subsidiaries:
     Domestic subsidiary guarantors             7,283               -               -          (7,283)             -
     Canadian subsidiary............              482               -               -            (482)             -
                                       -------------------------------------------------------------------------------
Net income (loss)...................     $       (570)   $      7,283    $        482    $     (7,765)  $       (570)
                                       ===============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

15. Subsidiary Guarantor Condensed Financial Information (continued)


                      Consolidating Statement of Cash Flows

                            Year ended June 30, 1997

                                 (In Thousands)

                                                   Dollar       Domestic      Canadian
                                                  Financial    Subsidiary    Subsidiary
                                                 Group, Inc.   Guarantors     Guarantor    Eliminations    Consolidated
                                                --------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                 $    (570)    $   7,283     $     482     $    (7,765)    $      (570)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Undistributed income of subsidiaries...         (7,765)            -             -           7,765               -
     Depreciation and amortization..........            420         4,491           715               -           5,626
     Extraordinary loss on debt extinguishment        2,023             -             -               -           2,023
     Losses on store closings and sales.....            416           (59)           24               -             381
     Deferred tax provision (benefit).......          1,056          (321)            -               -             735
     Changes in assets and liabilities (net
       of effect of acquisitions):
         Increase (decrease) in accounts
           receivable.......................         (1,123)       (1,936)           72           1,270          (1,717)
         Increase (decrease) in prepaid
           expenses and other assets........            318           255            39               -             612
         Increase (decrease) in accounts
           payable and accrued expenses.....          2,257         3,796        (2,554)         (1,270)          2,229
                                                --------------------------------------------------------------------------
Net cash provided by operating activities...         (2,968)       13,509        (1,222)              -           9,319

Cash flows from investing activities
Acquisitions, net of cash acquired..........              -       (46,228)      (26,820)              -         (73,048)
Capital contribution to subsidiaries........        (18,886)            -             -          18,886               -
Additions to properties and equipment.......           (313)       (1,864)         (449)              -          (2,626)
Increase in due from affiliates.............        (76,510)            -             -          76,510               -
                                                --------------------------------------------------------------------------
Net cash used in investing activities.......        (95,709)      (48,092)      (27,269)         95,396         (75,674)

Cash flows from financing activities
Payments on long-term debt..................        (66,788)            -             -               -         (66,788)
Proceeds from advance from money
   transfer agent...........................          3,000             -             -               -           3,000
Payments on subordinated notes payable......           (200)            -             -               -            (200)
Net increase in revolving credit facility...          3,995             -           454               -           4,449
Payment of debt issuance costs..............         (7,993)            -             -               -          (7,993)
Proceeds from long-term debt................        145,000             -             -               -         145,000
Net increase (decrease) in due to affiliate.              -        47,503        29,007         (76,510)              -
Contribution of capital.....................         21,652         8,609        10,277         (18,886)         21,652
                                                --------------------------------------------------------------------------
Net cash provided by financing activities...         98,666        56,112        39,738         (95,396)         99,120
Effect of exchange rate on cash.............              -             -          (105)              -            (105)
                                                --------------------------------------------------------------------------
Net increase (decrease) in cash.............            (11)       21,529        11,142               -          32,660
Cash at beginning of year...................             14        22,531             -               -          22,545
                                                --------------------------------------------------------------------------
Cash at end of year.........................      $       3     $  44,060     $  11,142     $         -     $    55,205
                                                ==========================================================================


                          DOLLAR FINANCIAL GROUP, INC.

16. Subsequent Events

Subsequent to June 30, 1997, the Company decided to sell all of its stores in Michigan and sell or close five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. As a result of declining caseloads and increasing costs, the Company determined that these locations could not provide acceptable levels of profitability. Included in the accompanying consolidated statements of operations for the years ended June 30, 1995, 1996, and 1997, are revenues of $3,141,000, $2,870,000, and
$2,608,000, respectively, and store expenses of $2,642,000, $2,697,000, and
$2,569,000, respectively, related to these stores. Any gain or loss related to the sale and closure of these stores is not expected to be material.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The directors and officers of Holdings and their respective ages and positions with Holdings are set forth below:

                Name                   Age                              Position
                ----                   ---                              --------
Jeffrey Weiss......................     54     Chairman of the Board of Directors, President, and Chief
                                                  Executive Officer
Nora Kerppola......................     32     Director
Wesley Lang, Jr....................     40     Director
Paul Gelburd.......................     40     Director
Joshua Brain.......................     42     Director

The directors and officers of DFG and their respective ages and positions with DFG are set forth below:

                Name                   Age                              Position
                ----                   ---                              --------

Jeffrey Weiss......................     54     Chairman of the Board of Directors, President, and Chief
                                                  Executive Officer
Peter Sokolowski...................     36     Vice President--Finance
Bernard Flaherty...................     47     Vice President--Store Operations
Michael Marcus.....................     35     Vice President--Information Systems


Jeffrey Weiss has served as the Chairman, President, and Chief Executive Officer of DFG and Holdings since the Company's acquisition by an affiliate of Bear Stearns in May 1990. Until June 1992, Mr. Weiss was also a Managing Director at Bear Stearns & Co. Inc. ("Bear Stearns") with primary responsibility for the firm's investments in small to mid-sized companies, in addition to serving as Chairman and Chief Executive Officer for several of these companies. Mr. Weiss is the author of several popular financial guides.

Peter Sokolowski has been Vice President--Finance of DFG since June 1991 and has overall responsibility for the Company's accounting systems and controls, as well as financial management. Prior to joining the Company, Mr. Sokolowski worked in various financial positions in the commercial banking industry.

Bernard Flaherty joined DFG in May 1995 as Vice President--Store Operations. Mr. Flaherty's 24 years of multi-unit retail experience includes both operations and marketing responsibilities. Prior to joining the Company, Mr. Flaherty served as Vice President of Sales/Marketing for Coastal Mart, Inc. for two years. Prior to that, Mr. Flaherty had an extensive 20-year career with The Southland Corporation.

Michael Marcus has been Vice President--Information Systems of DFG since 1992. Mr. Marcus is responsible for the data processing and information technology functions and has developed an enterprise-wide store management system which includes financial reporting and inventory control. Prior to joining DFG, Mr. Marcus was employed in artificial intelligence programming with E.I. du Pont de Nemours and Company.

Nora Kerppola has been a director of Holdings since January 1995. She is a General Partner of WPG Private Equity Partners, L.P., the general partner of WPG Corporate Development Associates IV, L.P., a shareholder of Holdings. Prior to joining WPG in 1994, she worked as a private equity investor for four years with Investor International (U.S.), a subsidiary of Sweden's Wallenberg Group. Ms. Kerppola began her career at CS First Boston Corporation, where she was an Associate in the Investment Banking Department.

Wesley Lang, Jr. has been a director of Holdings since June 1994. He has been a principal of WPG since 1987, and was elected to that firm's Executive Committee in 1994. Mr. Lang is currently a Managing General Partner of WPG Private Equity Partners, L.P., the general partner of WPG Corporate Development Associates IV, L.P. Prior to joining WPG in 1985, he specialized in acquisition financing at Manufacturers Hanover Trust Company. He also serves as a director of Durakon Industries, Inc. and Chyron Corporation.

Paul Gelburd is a Senior Vice President in the Equity Capital Group of GECC specializing in strategic investments. Mr. Gelburd has been a director of Holdings since August 1996. He joined GECC in 1995 from Columbia Financial Partners, a private equity investment firm, where he was a partner since 1992. Prior to Columbia Financial Partners, Mr. Gelburd was a partner at Putnam, Lovell & Co., a boutique investment advisory firm specializing in the money management industry. From 1984 to 1990, Mr. Gelburd was a member of the Mergers and Acquisitions group at Morgan Stanley, where he specialized in financial institutions. Prior to Morgan Stanley, Mr. Gelburd was a member of the energy and technology practice at Booz, Allen & Hamilton.

Joshua Brain has been a director of Holdings since September 1996, the month in which he joined Pegasus Financial LLC as a principal. Prior to joining Pegasus Financial LLC, Mr. Brain was a Managing Director and a member of the management committee at Financial Security Assurance Inc., a New York monoline financial guaranty company which he joined in 1989. From 1983 to 1989, Mr. Brain practiced law with Cleary, Gottlieb, Steen & Hamilton in New York.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of the Chief Executive Officer and each of the other executive officers of the Company who had annual compensation in fiscal year 1997 in excess of $100,000 (the "Named Executive Officers"):

                                            Summary Compensation Table
                                                                                      Long-Term
                                                                                     Compensation
                                                  Annual Compensation                   Awards
                                    ---------------------------------------------------------------
                                                                     Other Annual     Securities
         Name and                                                    Compensation     Underlying      All Other
    Principal Position       Year       Salary           Bonus            (1)        Options(#)(3)   Compensation
-------------------------------------------------------------------------------------------------------------------
Jeffrey Weiss............     1997     $  400,000      $  200,000       $ 139,651          1,575      $   6,344
   Chairman, President,       1996        350,000         231,272               -                         4,750
and
   Chief Executive Officer    1995        350,000         189,000          67,364                         6,246

Donald Gayhardt (4)......     1997        160,000          96,000                            150          4,525
   Executive Vice             1996        140,000          67,760                                         4,135
President
   and Chief Financial        1995        140,000          75,600                                         6,008
   Officer

Bernard Flaherty (2).....     1997        109,616          10,000                            100          2,990
   Vice President--Store      1996        105,000          10,000                                         1,987
   Operations                 1995         13,125               -                                           214

Michael Marcus                1997        105,000          10,000                            100          2,995
   Vice President--Informa-   1996         73,161          15,951                                         2,827
   tion Systems               1995         68,000           5,000                                         3,163


----------------
(1) For 1995, amounts include $18,582 paid for a Company-leased vehicle and $26,453 paid for life insurance premiums on policies where the Company was not the named beneficiary. For 1997, amounts include $44,706 for life insurance premiums on policies where the Company was not named the beneficiary. Perquisites and other personal benefits provided to each other Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such Named Executive Officer.
(2)  Mr. Flaherty joined the Company in May 1995.
(3) The amounts shown in this column represent stock options with respect to shares of Holdings' common stock which were issued in each fiscal year.
(4) Mr. Gayhardt resigned from the Company in June 1997, however, Mr. Gayhardt continues to provide consulting services to the Company and receives compensation of $5,000 per month.

The following table sets forth information concerning options to purchase Holdings' common stock held by each of the Named Executive Officers as of the fiscal year ended June 30, 1997.

                    Option/SAR Grants in Last Fiscal Year (1)

                                                                                                    Alternative
                                                           Potential Realizable Value at Assumed      to 5($)
                                                                Annual Rates of Stock Price          and 10($)
                    Individual Grants                           Appreciation for Option Term        Grant Date
                                                                                                       Value
--------------------------------------------------------------------------------------------------  ------------
                   Number of    % of Total
                   Securities  Options/SARs
                   Underlying   Granted to   Exercise or                                            Grant Date
                  Options/SARs Employees in   Base Price   Expiration                                Present
      Name        Granted (#)   Fiscal Year     ($/Sh)        Date          5($)         10($)        Value
                                                                                                        $
----------------------------------------------------------------------------------------------------------------
Jeffrey Weiss (2)      1,575        65.625%     $1,600      August 8,     $4,104,450   $6,536,250        $-
                                                              2006
Donald   Gayhardt        525        21.875%     $1,600      August 8,     $1,368,150   $2,178,750        $-
(2) (3)                                                       2006
Bernard Flaherty         100         4.167%     $1,600    April 2, 2007     $260,600     $415,000        $-
Michael Marcus           100         4.167%     $1,600    April 2, 2007     $260,600     $415,000        $-


-------------
(1)  No SARs were granted in the last fiscal year.
(2) These options are exercisable only in the event that, at the time of exercise, WPG has realized an internal rate of return of 35% or more on its equity investment in Holdings made in August 1996.
(3) Upon Mr. Gayhardt's resignation, the number of shares under option was reduced by 375.



                 Aggregated Option Exercises in Last Fiscal Year
                      and Fiscal Year-End Option Values (1)

                       Shares                       Number of Securities          Value of Unexercised
                      Acquired        Value        Underlying Unexercised        In-the-Money Options at
Name                 on Exercise    Realized     Options at Fiscal Year End        Fiscal Year End (2)
----             ----------------------------------------------------------------------------------------
                                                  Exercisable/Unexercisable     Exercisable/Unexercisable
Jeffrey Weiss....           -      $         -           2,625/2,700                  $1,575,000/$0
Donald Gayhardt..         875        1,400,000              0/150                         $0/$0
Bernard Flaherty.           -                -              0/100                         $0/$0
Michael Marcus...           -                -              0/100                         $0/$0


----------------
(1)  No SARs were granted in the last fiscal year.
(2) An assumed fair market value of $1,600 per share was used to calculate the value of the options. As the shares are not traded in an established public market, the value assigned is based on the price received in the most recent equity transaction among shareholders.

Employment Agreements

Jeffrey Weiss

Mr. Weiss, Chairman, President, and Chief Executive Officer of Holdings and DFG, is employed pursuant to an Employment Agreement (the "Weiss Agreement") dated as of August 8, 1996, between Mr. Weiss, DFG, and Holdings (DFG and Holdings being collectively referred to herein as the "Employer"). The Weiss Agreement provides for an annual base salary of $400,000, to be adjusted upward annually at the discretion of the Board of Directors of Holdings. In addition, Mr. Weiss is eligible to receive an annual bonus in an amount equal to 60% of his base salary, contingent upon the Employer achieving 100% of its targeted results (with certain adjustments to the extent the Employer achieves results short of or in excess of its targeted results). Under certain circumstances, Mr. Weiss is entitled to the payment of a severance benefit equal to the sum of two years' base salary and the cash bonus received for the most recently completed two fiscal years.

The Weiss Agreement also provides for a three-year term, terminating on the later of August 8, 1999 and the first anniversary of the date on which the Employer gives Mr. Weiss written notice of termination, unless the Weiss Agreement is otherwise terminated pursuant to its terms. Pursuant to the Weiss Agreement, Mr. Weiss was granted nonqualified options to acquire up to 2,625 shares of Holdings' common stock. See "Principal Shareholders." Mr. Weiss is eligible to participate in all fringe benefit programs of the Employer offered from time to time to its senior management employees.

Pursuant to the Weiss Agreement, Mr. Weiss has agreed that effective upon termination, and in consideration for the payment of a severance benefit, he will not compete with the Employer within the United States for a period of two years.

Richard Dorfman

Mr. Dorfman, Executive Vice President and Chief Financial Officer of Holdings and DFG, is employed pursuant to an Employment Agreement (the "Dorfman Agreement") dated as of July 21, 1997, between Mr. Dorfman and the Employer. The Dorfman Agreement provides for an annual base salary of $165,000, to be adjusted upward annually at the discretion of DFG. In addition, Mr. Dorfman is eligible to receive an annual bonus in an amount equal to $25,000 with respect to the fiscal year ending June 30, 1998, in an amount equal to $35,000 with respect to the fiscal year ending June 30, 1999, and in an amount equal to $45,000 with respect to the fiscal year ending June 30, 2000, contingent upon the Employer achieving 100% of its targeted results (with certain adjustments to the extent the Employer achieves results short of or in excess of its targeted results). Under certain circumstances, Mr. Dorfman is entitled to the payment of a severance benefit equal to the sum of one year's base salary if terminated during the first twelve months of the term of the Agreement, and 50.0% of one year's base salary if terminated after the first twelve months of the term of the Agreement.

The Dorfman Agreement also provides for a four-year term, terminating on the fourth anniversary of the date of the Employment Agreement. Pursuant to the Dorfman Agreement, Mr. Dorfman was granted nonqualified options to acquire up to 200 shares of Holdings' common stock. Mr. Dorfman is eligible to participate in all fringe benefit programs of the Employer offered from time to time to its senior management employees.

Pursuant to the Dorfman Agreement, Mr. Dorfman has agreed that effective upon termination, and in consideration for the payment of a severance benefit, he will not compete with the Employer within the United States for a period of two years.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the issued and outstanding shares of capital stock of the Company are owned by Holdings.

The following table sets forth as of June 30, 1997 the number of shares of Holdings' common stock owned beneficially by (a) each person that is the beneficial owner of more than 5% of Holdings' common stock, (b) all directors and nominees, (c) the Named Executive Officers, and (d) all directors and executive officers as a group. The address of each officer and director is c/o the Company unless otherwise indicated. As of such date, there were a total of 31,566.78 shares of Holdings' common stock outstanding.

                           Beneficial Owner                                 Number             Percent
                           ----------------                                 ------             -------
WPG Corporate Development Associates IV, L.P. and
    WPG Corporate Development Associates IV (Overseas), L.P..........       17,877.74           56.63%
    One New York Plaza
    New York, New York 10004

PAG Dollar Investors LLC and Pegasus Partners, L.P...................        6,250.00           19.80%
    591 West Putnam Avenue
    Greenwich, Connecticut 06831

General Electric Capital Corporation.................................        5,289.58           16.76%
    260 Long Ridge Road
    Stamford, Connecticut 06927

Jeffrey Weiss (1)....................................................        2,743.73            8.02%

Wesley W. Lang, Jr. (2)..............................................           24.73            0.08%
    c/o Weiss, Peck & Greer
    One New York Plaza
    New York, New York 10004

Nora Kerppola (3)....................................................           14.84            0.05%
    c/o Weiss, Peck & Greer
    One New York Plaza
    New York, New York 10004

All directors and officers as a group (8 persons) (4)................        2,783.30            8.1%


--------------
(1) Includes options to purchase an aggregate of 2,406.25 shares of Holdings' common stock which are currently exercisable. Jeffrey Weiss holds options to purchase an aggregate of 5,325 shares of Holdings' common stock, consisting of: (i) options to purchase 2,625 shares of Holdings' common stock at a price of $1,000 per share (such options vest in equal monthly increments over three years, commencing in July 1994 (and all become immediately vested upon the occurrence of certain circumstances), and have a term of ten years from June 30, 1994); (ii) options to purchase 1,125 shares of Holdings' common stock with an initial exercise price of $1,000 per share on June 30, 1994, with the exercise price increasing by 40% on each of June 30, 1995, 1996, 1997, 1998, and 1999, in each case over the exercise price of the prior year, with an exercise price of $5,000 per share from and after June 30, 1999 (such options are fully vested but are exercisable only in the event of a change of control of Holdings or an initial public offering of Holdings' common stock); and (iii) options to purchase 1,575 shares of Holdings' common stock at an exercise price of $1,600 per share (such options are exercisable only in the event that, at the time of exercise, WPG has realized an internal rate of return of 35% or more on its equity investment in Holdings made in August 1996).

(2) Mr. Lang, Jr. serves as a Managing General Partner of the general partner of WPG Corporate Development Associates IV, L.P. and as a Managing General Partner and director of the domestic and overseas General Partners, respectively, of WPG Corporate Development Associates IV (Overseas), L.P. Mr. Lang, Jr. disclaims beneficial ownership of Holdings' common stock owned by those entities.

(3) Ms. Kerppola serves as a general partner of the general partner of WPG Corporate Development Associates IV, L.P. and of the domestic general partner of WPG Corporate Development Associates IV (Overseas), L.P. Ms. Kerppola disclaims beneficial ownership of Holdings' common stock owned by those entities.

(4) Includes 2,625 shares subject to currently exercisable options or options exercisable within 60 days.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shareholders Agreement

Holdings entered into an Amended and Restated Shareholders Agreement dated August 8, 1996 (the "Shareholders Agreement") with certain shareholders signatory thereto (the "Shareholders"), including GECC, WPG Corporate Development Associates IV, L.P. ("CDA IV Domestic"), WPG Corporate Development Associates IV (Overseas), L.P. (together with CDA IV Domestic, the "CDA Funds"), Pegasus, PAG Dollar Investors LLC (together with CDA Funds, GECC, and Pegasus, the "Investors"), Jeffrey Weiss and Donald Gayhardt (together with Jeffrey Weiss, each a "Management Shareholder"). The Shareholders Agreement will remain in effect until (1) Holdings' common stock has been sold in public offerings registered under the Securities Act with gross proceeds of not less than $35.0 million, (2) Holdings' common stock is listed on a national securities exchange, and (3) the number of registered or beneficial holders of Holdings' common stock exceeds 500.

Transfer Restrictions

The Shareholders Agreement provides, among other things, for certain restrictions on the disposition of Holdings' common stock. Unless a transfer of Holdings' common stock which is subject to the Shareholders Agreement is made in accordance with the terms of such agreement, such transfer will be void and of no force or effect. Subject to certain exceptions described below, Holdings' common stock may not be transferred prior to June 30, 1999 or otherwise pledged, assigned, or delivered as security for indebtedness.

Holdings' common stock may not be transferred unless the transferring Shareholder first provides notice to Holdings and each of the remaining Shareholders. Upon such notice, each Shareholder will have the right to offer to purchase all, but not less than all, of the shares being offered by the transferring Shareholder. Such offer may then be accepted or rejected by the transferor. Any shares of Holdings' common stock which are subsequently transferred to a non-Shareholder transferee will remain subject to the terms and conditions of the Shareholders Agreement.

Repurchase of Shares

Upon the termination of employment of a Management Shareholder by reason of his death or permanent disability, or upon the death of a Management Shareholder following termination of his employment, Holdings must purchase all of the shares of Holdings' common stock then owned by such Management Shareholder. Upon the termination of employment of a Management Shareholder under any other circumstances, Holdings will have the option to purchase all or any portion of the shares owned by such Management Shareholder. Upon notice from Holdings, the remaining Management Shareholder will have the right to purchase all or any portion of the shares which were not purchased by Holdings. The purchase price of shares purchased pursuant to both mandatory and optional repurchases will be the fair market value of such shares as determined pursuant to the Shareholders Agreement. Holdings will not be obligated to make any repurchase, nor will it have the right to do so, to the extent any such repurchase would result in a violation of applicable law or any contract to which Holdings is a party.

Registration Rights

The Shareholders Agreement also provides for demand and incidental (or "piggyback") registration rights. Each of the CDA Funds, Pegasus, and GECC have demand registration rights pursuant to which, at any time after 90 days after the first registration of shares of Holdings' common stock under the Securities Act (other than pursuant to an employee benefit plan), each may make a written request of Holdings to register all or part of such Shareholder's Holdings' common stock. Each remaining Shareholder may then elect to include its shares of Holdings' common stock in the demand registration. The CDA Funds, Pegasus, and GECC are entitled to two demand registrations until such time that Holdings is eligible to register its securities pursuant to a Registration Statement on Form S-3, after which such Shareholders will be entitled to an unlimited number of demand registrations. All demand registrations are subject to the condition that they not adversely affect a pending underwritten offering or other significant business transaction.

Until August 8, 2006, whenever Holdings proposes to register any equity securities under the Securities Act (other than pursuant to an employee benefit plan or in connection with an acquisition or similar transaction), it must include in such registration all shares of Holdings' common stock which the Shareholders request to have registered, subject to the condition that not all of the shares may be registered if only a reduced number can be sold without having a material adverse effect on the offering.

Pursuant to the Shareholders Agreement, Holdings has agreed not to grant any other demand or piggyback registration rights with respect to Holdings' common stock, other than piggyback registration rights that are not inconsistent with the terms of the Shareholders Agreement.

Co-Sale and Preemptive Rights

Pursuant to the Shareholders Agreement, no Investor may accept one or more third-party offers to transfer in excess of one-third of the aggregate number of shares of Holdings' common stock owned by such Investor as of August 8, 1996 unless each Shareholder has been offered an equal opportunity to participate in such transaction.

In addition, each Shareholder has the preemptive right to subscribe for its proportional share of any class of securities which Holdings proposes to issue or sell, other than shares issued pursuant to the exercise of options or warrants or in connection with the acquisition of any business.

Additional Shareholder Rights

In addition to its other rights and obligations as a Shareholder, GECC has the right to offer to purchase certain equity securities of Holdings in the event Holdings raises capital through the issuance of equity securities not involving a public offering. This right of GECC will apply only to the first $3.0 million of equity securities which Holdings may issue, and Holdings will have no obligation to accept an offer from GECC if Holdings proposes to issue shares at a price which is less than $1,600 per share. GECC's offer is subject to certain other limitations and may be rejected by Holdings. Furthermore, GECC has certain preemptive rights with respect to certain transactions involving a change in control of Holdings or the sale of all or substantially all of Holdings' and its subsidiaries' assets.

In the event that the CDA Funds and either Pegasus or GECC desire to transfer all or substantially all of their Holdings common stock in a single or series of related transactions, such Shareholders have the right to require all of the Shareholders to transfer to the purchaser an equal proportion of their shares at the same price and on the same terms and conditions.

Grant of Proxy

Certain shareholders of Holdings have granted to CDA IV Domestic their proxy to vote all of their shares, which proxy is irrevocable and binding on all transferees. In addition, the Shareholders have agreed to vote their shares so that (1) the number of members of the Board of Directors remains at six, (2) the Shareholders elect (a) two nominees selected by the CDA Funds, (b) one nominee designated by Pegasus, (c) one nominee designated by GECC, and (d) two nominees designated by the Management Shareholders (who shall be Weiss (so long as Weiss shall remain as an employee of the Company or any of the Subsidiaries) and Gayhardt (so long as Gayhardt remains an employee of the Company or any of the Subsidiaries). At such time as either Weiss or Gayhardt ceases to be an employee of the Company or any Subsidiary, the director formerly designated by such Management Shareholder shall be appointed by the joint decision of the CDA Funds, GECC, and Pegasus, (3) the nominating Shareholders have the right to remove their nominees from the Board of Directors for or without cause and replace them upon such removal, and (4) the nominating Shareholders have the right to designate replacement directors to fill any vacancies created by their nominees ceasing to serve as directors during such directors' terms of office.

Supermajority

The Shareholders Agreement also provides for certain supermajority requirements. These provisions require the approval by certain Shareholders' nominees of certain actions contemplated by Holdings or any of its subsidiaries. In addition, if after August 8, 1999 any of the directors selected by the Investors desire that Holdings make an initial public offering of its securities, and if the other Investors are unwilling to approve such offering, the Investors will take such actions as are reasonably necessary to effect a sale of Holdings and its subsidiaries as a going concern.

Loan to an Officer/Director

Jeffrey Weiss received a loan on June 30, 1994 from the Company in the amount of $200,000. Interest accrues on the unpaid principal balance at a fixed rate of 9.25%. The loan is payable on the first to occur of (i) June 30, 1997, (ii) 90 days following his voluntary resignation or the termination of his employment for cause, and (iii) one year following the termination of his employment relationship with the Company for any other reason. On June 30, 1997, the note was extended and the extension provides for repayment upon the occurrence of the earlier of a change in control of Holdings or the termination of employment for any reason.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)    List of Financial Statements and Schedules

Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

Dollar Financial Group, Inc.                                                                       Page
                                                                                                 ---------
Report of Independent Auditors................................................................      35
Consolidated Balance Sheets, June 30, 1996 and 1997...........................................      36
Consolidated Statements of Operations, years ended June 30, 1995, 1996, and 1997..............      37
Consolidated Statements of Shareholder's Equity, years ended June 30, 1995, 1996, and 1997....      38
Consolidated Statements of Cash Flows, years ended June 30, 1995, 1996, and 1997..............      39
Notes to Consolidated Financial Statements....................................................      40


All Financial Statement Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are inapplicable, or the required information is given in the financial statements.

During the three-month period ended June 30, 1997, the Registrant filed the following reports on Form 8-K and Form 8-K/A.

During the three-month period ended June 30, 1997, the Registrant filed two reports on Form 8-K. A report on Form 8-K dated April 18, 1997 was filed, reporting an Item 2 event (Acquisition or Disposition of Assets) and an Item 7 event (Financial Statements and Exhibits). Financial Statements were filed with such report.

A report on Form 8-K dated May 28, 1997 was filed, reporting an Item 5 event (Other Events) and an Item 7 event (Exhibits).


             [The remainder of this page intentionally left blank.]

(a)(3) Exhibits
  Exhibit No.                                    Description of Document
  -----------                                    -----------------------

3.1(a)(i)           Certificate of Incorporation of Dollar Financial
                    Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)

     (a)(ii)        Certificate of Change of Dollar Financial Group, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (a)(iii) Certificate of Change of Certificate of Incorporation of Dollar Financial Group, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (a)(iv) Certificate of Amendment of the Certificate of Incorporation of Dollar Financial Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b)(i)         Articles of Incorporation of Albuquerque Investments, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (c)(i) Articles of Incorporation of Any Kind Check Cashing Centers, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (c)(ii) Articles of Amendment to the Articles of Incorporation of Any Kind Check Cashing Centers, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (d)(i)         Articles of Incorporation of Check Mart of Louisiana, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (e)(i) Certificate of Incorporation of Check Mart of New Jersey, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (f)(i)         Articles of Incorporation of Check Mart of New Mexico, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (f)(ii) Articles of Amendment to the Articles of Incorporation of Check Mart of New Mexico, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (g)(i) Articles of Incorporation of Check Mart of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (h)(i)         Articles of Incorporation of Check Mart of Texas, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (i)(i)         Articles of Incorporation of Check Mart of Utah, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (i)(ii) Articles of Amendment to the Articles of Incorporation of Check Mart of Utah, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (j)(i)         Articles of Incorporation of Check Mart of Washington, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (j)(ii)        Articles of Amendment of Check Mart of Washington, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                    Description of Document
  -----------                                    -----------------------

     (k)(i) Articles of Incorporation of Check Mart of Washington, D.C., Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (l)(i)         Articles of Incorporation of Check Mart of Wisconsin, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (m)(I)         Certificate of Incorporation of DFG Warehousing Co., Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (n)(i) Articles of Incorporation of Dollar Financial Insurance Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (o)(i) Certificate of Incorporation of Dollar Insurance Administration Corp. (Incorporated by reference to Exhibit
                    3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (p)(i) Articles of Incorporation of Financial Exchange Company of Michigan, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (p)(ii) Certificate of Amendment to the Articles of Incorporation of Financial Exchange Company of Michigan, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (q)(i) Articles of Incorporation of Financial Exchange Company of Ohio, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (q)(ii) Certificate of Amendment by Incorporator (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (q)(iii) Certificate of Amendment (by Shareholders) (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (r)(i) Certificate of Incorporation of Financial Exchange Company of Pennsylvania, Inc. (Incorporated by reference to Exhibit
                    3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (r)(ii) Amendment "1" to Certificate of Incorporation of Financial Exchange Company of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (r)(iii) Amendment "2" to Certificate of Incorporation of Financial Exchange Company of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (s)(i) Certificate of Incorporation of Financial Exchange Company of Pittsburgh, Inc. (Incorporated by reference to Exhibit
                    3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (t)(i) Certificate of Incorporation of Financial Exchange Company of Virginia, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (u)(i) Articles of Incorporation of L.M.S. Development Corporation (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                    Description of Document
  -----------                                    -----------------------

     (v)(i)         Articles of Incorporation of Monetary Management Corp.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (w)(I) Certificate of Incorporation of Monetary Management Corporation of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (x)(i) Articles of Incorporation of Monetary Management of California, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (y)(i) Articles of Incorporation of Monetary Management of Maryland, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (z)(i) Certificate of Incorporation of Monetary Management of New York, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (aa)(I)        Articles of Incorporation of Pacific Ring Enterprises, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (bb)(i) Limited Partnership Certificate and Agreement of U.S. Check Exchange Limited Partnership (Incorporated by reference to
                    Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (bb)(ii) First Amendment to Certificate and Agreement of Limited Partnership of U.S. Check Exchange Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (bb)(iii) Second Amendment Certificate of Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (cc)(I)        Articles of Incorporation of QTV Holdings, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

 3.2 (a)(i)         Bylaws of Dollar Financial Group, Inc. (Incorporated
                    by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)

     (b)(i) Bylaws of Albuquerque Investments, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (c)(i) Bylaws of Any Kind Check Cashing Centers, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (d)(i) Bylaws of Check Mart of Louisiana, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (e)(i) Bylaws of Check Mart of New Jersey, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (f)(i) Bylaws of Check Mart of New Mexico, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (g)(i) Bylaws of Check Mart of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (h)(i) Bylaws of Check Mart of Texas, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (i)(i) Bylaws of Check Mart of Utah, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (j)(i) Bylaws of Check Mart of Washington, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (k)(i) Bylaws of Check Mart of Washington, D.C., Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                    Description of Document
  -----------                                    -----------------------

     (l)(i) Bylaws of Check Mart of Wisconsin, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (m)(i) Bylaws of DFG Warehousing Co., Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (n)(i) Bylaws of Dollar Financial Insurance Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (o)(i)         Bylaws of Dollar Insurance Administration Corp.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (p)(i)         Bylaws of Financial Exchange Company of Michigan, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (q)(i) Code of Regulations of Financial Exchange Company of Ohio, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (r)(i)         Bylaws of Financial Exchange Company of Pennsylvania, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (s)(i)         Bylaws of Financial Exchange Company of Pittsburgh, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (t)(i)         Bylaws of Financial Exchange Company of Virginia, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (u)(i) Bylaws of L.M.S. Development Corporation (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (v)(i) Bylaws of Monetary Management Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (w)(i) Bylaws of Monetary Management Corporation of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (x)(i)         Bylaws of Monetary Management of California, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (y)(i)         Bylaws of Monetary Management of Maryland, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (y)(ii) Amended and Restated Bylaws of Monetary Management of Maryland, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (z)(i)         Bylaws of Monetary Management of New York, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (aa)(i) Bylaws of Pacific Ring Enterprises, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (bb)(i)        Bylaws of QTV Holdings, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     4.1 Indenture, dated as of November 15, 1996, among the Company, the Guarantors, and Fleet National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     4.2 Form of Notes (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     4.3 A/B Exchange Registration Rights Agreement, dated as of November 15, 1996, by and among the Company, the Guarantors, and the Initial Purchasers (Incorporated by reference to Exhibit 4.3 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                    Description of Document
  -----------                                    -----------------------

     10.1(a) Asset Purchase Agreement, dated January 9, 1995, by and among the Company, Happy's Check Cashing, and Adrian Rubin (Incorporated by reference to Exhibit 10.1(a) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b) Amendment No. 1 to the Asset Purchase Agreement, dated February 20, 1995, by and among the Company, Happy's Check Cashing, Chase Money Loan, Inc., and Adrian Rubin (Incorporated by reference to Exhibit 10.1(b) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.2 Purchase Agreement, dated July 28, 1995, by and among Monetary Management Corporation, NCCI Corporation, Larry M. Senderhauf, E. Rick Safford, and Fred T. Kampo, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.3(a)        Site License and Services Agreement, dated April 30,
                    1996, by and between the Company and The Southland Corporation (Incorporated by reference to Exhibit 10.3(a) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b) Asset Purchase Agreement, dated April 30, 1996, by and between the Company and The Southland Corporation (Incorporated by reference to Exhibit 10.3(b) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.4 Employment Agreement, dated as of August 8, 1996, between the Company, DFG Holdings, Inc., and Jeffrey Weiss (Incorporated by reference to Exhibit 10.4 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.5 Employment Agreement, dated as of August 8, 1996, between the Company, DFG Holdings, Inc., and Donald F. Gayhardt (Incorporated by reference to Exhibit 10.5 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.6 Employment Agreement, dated as of July 21, 1997 between the Company, DFG Holdings, Inc., and Richard S. Dorfman*

     10.7 Amended and Restated Shareholders Agreement, dated August 8, 1996, among WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), L.P., the individual fund shareholders signatory thereto, the GHB Charitable Trust #1, Jeffrey Weiss, Donald F. Gayhardt, Pegasus Partners L.P., PAG Dollar Investors, the warrant holders signatory thereto, General Electric Capital Corporation, and DFG Holdings, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.8 Purchase Agreement, dated as of August 8, 1996, by and among the Company, DFG Holdings, Inc., Any Kind Check Cashing Centers, Inc., the shareholders signatory thereto, U.S. Check Exchange Limited Partnership, the limited partners signatory thereto, and George H. Brimhall (Incorporated by reference to Exhibit 10.8 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.9 Asset Purchase Agreement, dated August 28, 1996, by and among Financial Exchange Company of Ohio, Inc., ABC Check Cashing, Inc., and the shareholder signatory thereto (Incorporated by reference to Exhibit 10.9 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.10 Asset Purchase Agreement, dated as of October 22, 1996, by and among the Company, Cash-N-Dash Check Cashing, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.10 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.11 Stock Purchase Agreement, dated as of October 22, 1996, by and among the Company, Manor Investment Co. Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.11 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                           Description of Document
  -----------                           -----------------------

     10.12 Amended and Restated Purchase Agreement, dated as of October 23, 1996, by and among Dollar Financial Canada Ltd., DFG Holdings, Inc., National Money Mart, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.12 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.13 Second Amended and Restated Credit Agreement, dated as of November 15, 1996, among the Company, certain commercial lending institutions, Lehman Commercial Paper, Inc., and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.13 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.14 Purchase Agreement, dated as of March 31, 1997, among Dollar Financial Group, Inc., Dollar Financial Canada, LTD., Canadian Capital Corporation, Dollar Ontario LTD. And Gus E. Baril, Leslie A. Baril and the Baril Family Trust. The schedules to the Purchase Agreement and the exhibits thereto have been omitted. The Company will furnish supplementally to the Commission any of the schedules or exhibits upon request***

     10.15          DFG Holdings, Inc. Stock Incentive Plan**

     10.16          Termination Agreement, dated June 30, 1997 re: Donald F.
                    Gayhardt, Jr.**

     21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     23.1           Consent of Ernst & Young LLP**

     23.2           Consent of McGladrey & Pulley, LLP**

     23.3           Consent of Ernst & Young Chartered Accountants**

     23.4           Consent of William Proper & Company**

     27.1 Financial Data Schedule for the fiscal year ended June 30, 1997, which is being submitted electronically to the Securities and Exchange Commission for information purposes only**

     99.1 Consolidated balance sheets of Any Kind Check Cashing Centers, Inc. and consolidated partnership as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and minority interest in consolidated partnership, and cash flows for each of the three years in the period ended December 31, 1995 with accompanying notes and Independent Auditor's Report thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     99.2 Combined balance sheets of L.M.S. Development Corporation, Pacific Ring Enterprises, Inc., and NCCI Corporation, collectively doing business as Chex$Cashed, as of December 31, 1994 and 1993, and the related combined statements of income, shareholders' equity, and cash flows for the period from January 1, 1995 through September 18, 1995 and for each of the two years in the period ended December 31, 1994 with accompanying notes and Report of Independent Auditors thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     99.3 Consolidated balance sheets of National Money Mart Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the two years in the period ended December 31, 1995 with accompanying notes and the Auditor's Report thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     99.4 Balance sheets of Cash-N-Dash Check Cashing, Inc. as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995 with accompanying notes and Report of Independent Auditors thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     99.5 Balance sheets of ABC Check Cashing, Inc. as of December 31, 1995 and 1994, and the related statements of earnings and retained earnings and cash flows for each of the three years in the period ended December 31, 1995 with accompanying notes and Report of Independent Certified Public Accountants thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

------------------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.
**     Filed herewith.
*** Filed previously with the Company's Current Report on Form 8-K dated April 18, 1997.


(b) Financial Statement Schedules

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 29, 1997.


                      DOLLAR FINANCIAL GROUP, INC.

                      By:  /s/ RICHARD S. DORFMAN
                          -----------------------------------------------------
                           Richard S. Dorfman
                           Executive Vice President and Chief Financial Officer


                          DOLLAR FINANCIAL GROUP, INC.

       Signature                                 Title                              Date
       ---------                                 -----                              ----

 /s/ JEFFREY A. WEISS         Chairman of the Board of Directors,            September 29, 1997
------------------------------ President, and Chief Executive Officer
   Jeffrey A. Weiss            (principal executive officer)



/s/ RICHARD S. DORFMAN        Executive Vice President and Chief             September 29, 1997
------------------------------ Financial Officer (principal financial
  Richard S. Dorfman           and accounting officer)



 /s/ WESLEY LANG, JR.         Director                                       September 29, 1997
------------------------------
   Wesley Lang, Jr.


   /s/ NORA KERPPOLA          Director                                       September 29, 1997
------------------------------
     Nora Kerppola


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                         Description of Document
-----------                         -----------------------

3.1(a)(i)           Certificate of Incorporation of Dollar Financial
                    Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)

     (a)(ii)        Certificate of Change of Dollar Financial Group, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (a)(iii) Certificate of Change of Certificate of Incorporation of Dollar Financial Group, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (a)(iv) Certificate of Amendment of the Certificate of Incorporation of Dollar Financial Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b)(i)         Articles of Incorporation of Albuquerque Investments, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (c)(i) Articles of Incorporation of Any Kind Check Cashing Centers, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (c)(ii) Articles of Amendment to the Articles of Incorporation of Any Kind Check Cashing Centers, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (d)(i)         Articles of Incorporation of Check Mart of Louisiana, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (e)(i) Certificate of Incorporation of Check Mart of New Jersey, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (f)(i)         Articles of Incorporation of Check Mart of New Mexico, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (f)(ii) Articles of Amendment to the Articles of Incorporation of Check Mart of New Mexico, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (g)(i) Articles of Incorporation of Check Mart of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (h)(i)         Articles of Incorporation of Check Mart of Texas, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (i)(i)         Articles of Incorporation of Check Mart of Utah, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (i)(ii) Articles of Amendment to the Articles of Incorporation of Check Mart of Utah, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (j)(i)         Articles of Incorporation of Check Mart of Washington, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (j)(ii)        Articles of Amendment of Check Mart of Washington, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

  Exhibit No.                                    Description of Document
  -----------                                    -----------------------

     (k)(i) Articles of Incorporation of Check Mart of Washington, D.C., Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (l)(i)         Articles of Incorporation of Check Mart of Wisconsin, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (m)(I)         Certificate of Incorporation of DFG Warehousing Co., Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (n)(i) Articles of Incorporation of Dollar Financial Insurance Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (o)(i) Certificate of Incorporation of Dollar Insurance Administration Corp. (Incorporated by reference to Exhibit
                    3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (p)(i) Articles of Incorporation of Financial Exchange Company of Michigan, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (p)(ii) Certificate of Amendment to the Articles of Incorporation of Financial Exchange Company of Michigan, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (q)(i) Articles of Incorporation of Financial Exchange Company of Ohio, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (q)(ii) Certificate of Amendment by Incorporator (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (q)(iii) Certificate of Amendment (by Shareholders) (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (r)(i) Certificate of Incorporation of Financial Exchange Company of Pennsylvania, Inc. (Incorporated by reference to Exhibit
                    3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (r)(ii) Amendment "1" to Certificate of Incorporation of Financial Exchange Company of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (r)(iii) Amendment "2" to Certificate of Incorporation of Financial Exchange Company of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (s)(i) Certificate of Incorporation of Financial Exchange Company of Pittsburgh, Inc. (Incorporated by reference to Exhibit
                    3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (t)(i) Certificate of Incorporation of Financial Exchange Company of Virginia, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (u)(i) Articles of Incorporation of L.M.S. Development Corporation (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

  Exhibit No.                                    Description of Document
  -----------                                    -----------------------

     (v)(i)         Articles of Incorporation of Monetary Management Corp.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (w)(I) Certificate of Incorporation of Monetary Management Corporation of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (x)(i) Articles of Incorporation of Monetary Management of California, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (y)(i) Articles of Incorporation of Monetary Management of Maryland, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (z)(i) Certificate of Incorporation of Monetary Management of New York, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (aa)(I)        Articles of Incorporation of Pacific Ring Enterprises, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (bb)(i) Limited Partnership Certificate and Agreement of U.S. Check Exchange Limited Partnership (Incorporated by reference to
                    Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (bb)(ii) First Amendment to Certificate and Agreement of Limited Partnership of U.S. Check Exchange Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (bb)(iii) Second Amendment Certificate of Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (cc)(I)        Articles of Incorporation of QTV Holdings, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

 3.2 (a)(i)         Bylaws of Dollar Financial Group, Inc. (Incorporated
                    by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)

     (b)(i) Bylaws of Albuquerque Investments, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (c)(i) Bylaws of Any Kind Check Cashing Centers, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (d)(i) Bylaws of Check Mart of Louisiana, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (e)(i) Bylaws of Check Mart of New Jersey, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (f)(i) Bylaws of Check Mart of New Mexico, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (g)(i) Bylaws of Check Mart of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (h)(i) Bylaws of Check Mart of Texas, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (i)(i) Bylaws of Check Mart of Utah, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (j)(i) Bylaws of Check Mart of Washington, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (k)(i) Bylaws of Check Mart of Washington, D.C., Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

  Exhibit No.                                    Description of Document
  -----------                                    -----------------------

     (l)(i) Bylaws of Check Mart of Wisconsin, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (m)(i) Bylaws of DFG Warehousing Co., Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (n)(i) Bylaws of Dollar Financial Insurance Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (o)(i)         Bylaws of Dollar Insurance Administration Corp.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (p)(i)         Bylaws of Financial Exchange Company of Michigan, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (q)(i) Code of Regulations of Financial Exchange Company of Ohio, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (r)(i)         Bylaws of Financial Exchange Company of Pennsylvania, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (s)(i)         Bylaws of Financial Exchange Company of Pittsburgh, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (t)(i)         Bylaws of Financial Exchange Company of Virginia, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (u)(i) Bylaws of L.M.S. Development Corporation (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (v)(i) Bylaws of Monetary Management Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (w)(i) Bylaws of Monetary Management Corporation of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (x)(i)         Bylaws of Monetary Management of California, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (y)(i)         Bylaws of Monetary Management of Maryland, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (y)(ii) Amended and Restated Bylaws of Monetary Management of Maryland, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (z)(i)         Bylaws of Monetary Management of New York, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (aa)(i) Bylaws of Pacific Ring Enterprises, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (bb)(i)        Bylaws of QTV Holdings, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     4.1 Indenture, dated as of November 15, 1996, among the Company, the Guarantors, and Fleet National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     4.2 Form of Notes (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     4.3 A/B Exchange Registration Rights Agreement, dated as of November 15, 1996, by and among the Company, the Guarantors, and the Initial Purchasers (Incorporated by reference to Exhibit 4.3 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

  Exhibit No.                                    Description of Document
  -----------                                    -----------------------

     10.1(a) Asset Purchase Agreement, dated January 9, 1995, by and among the Company, Happy's Check Cashing, and Adrian Rubin (Incorporated by reference to Exhibit 10.1(a) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b) Amendment No. 1 to the Asset Purchase Agreement, dated February 20, 1995, by and among the Company, Happy's Check Cashing, Chase Money Loan, Inc., and Adrian Rubin (Incorporated by reference to Exhibit 10.1(b) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.2 Purchase Agreement, dated July 28, 1995, by and among Monetary Management Corporation, NCCI Corporation, Larry M. Senderhauf, E. Rick Safford, and Fred T. Kampo, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.3(a)        Site License and Services Agreement, dated April 30,
                    1996, by and between the Company and The Southland Corporation (Incorporated by reference to Exhibit 10.3(a) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b) Asset Purchase Agreement, dated April 30, 1996, by and between the Company and The Southland Corporation (Incorporated by reference to Exhibit 10.3(b) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.4 Employment Agreement, dated as of August 8, 1996, between the Company, DFG Holdings, Inc., and Jeffrey Weiss (Incorporated by reference to Exhibit 10.4 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.5 Employment Agreement, dated as of August 8, 1996, between the Company, DFG Holdings, Inc., and Donald F. Gayhardt (Incorporated by reference to Exhibit 10.5 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.6 Employment Agreement, dated as of July 21, 1997 between the Company, DFG Holdings, Inc., and Richard S. Dorfman*

     10.7 Amended and Restated Shareholders Agreement, dated August 8, 1996, among WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), L.P., the individual fund shareholders signatory thereto, the GHB Charitable Trust #1, Jeffrey Weiss, Donald F. Gayhardt, Pegasus Partners L.P., PAG Dollar Investors, the warrant holders signatory thereto, General Electric Capital Corporation, and DFG Holdings, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.8 Purchase Agreement, dated as of August 8, 1996, by and among the Company, DFG Holdings, Inc., Any Kind Check Cashing Centers, Inc., the shareholders signatory thereto, U.S. Check Exchange Limited Partnership, the limited partners signatory thereto, and George H. Brimhall (Incorporated by reference to Exhibit 10.8 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.9 Asset Purchase Agreement, dated August 28, 1996, by and among Financial Exchange Company of Ohio, Inc., ABC Check Cashing, Inc., and the shareholder signatory thereto (Incorporated by reference to Exhibit 10.9 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.10 Asset Purchase Agreement, dated as of October 22, 1996, by and among the Company, Cash-N-Dash Check Cashing, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.10 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.11 Stock Purchase Agreement, dated as of October 22, 1996, by and among the Company, Manor Investment Co. Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.11 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

  Exhibit No.                           Description of Document
  -----------                           -----------------------

     10.12 Amended and Restated Purchase Agreement, dated as of October 23, 1996, by and among Dollar Financial Canada Ltd., DFG Holdings, Inc., National Money Mart, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.12 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.13 Second Amended and Restated Credit Agreement, dated as of November 15, 1996, among the Company, certain commercial lending institutions, Lehman Commercial Paper, Inc., and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.13 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.14 Purchase Agreement, dated as of March 31, 1997, among Dollar Financial Group, Inc., Dollar Financial Canada, LTD., Canadian Capital Corporation, Dollar Ontario LTD. And Gus E. Baril, Leslie A. Baril and the Baril Family Trust. The schedules to the Purchase Agreement and the exhibits thereto have been omitted. The Company will furnish supplementally to the Commission any of the schedules or exhibits upon request***

     10.15          DFG Holdings, Inc. Stock Incentive Plan**

     10.16          Termination Agreement, dated June 30, 1997 re: Donald F.
                    Gayhardt, Jr.**

     21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     23.1           Consent of Ernst & Young LLP**

     23.2           Consent of McGladrey & Pulley, LLP**

     23.3           Consent of Ernst & Young Chartered Accountants**

     23.4           Consent of William Proper & Company**

     27.1 Financial Data Schedule for the fiscal year ended June 30, 1997, which is being submitted electronically to the Securities and Exchange Commission for information purposes only**

     99.1 Consolidated balance sheets of Any Kind Check Cashing Centers, Inc. and consolidated partnership as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and minority interest in consolidated partnership, and cash flows for each of the three years in the period ended December 31, 1995 with accompanying notes and Independent Auditor's Report thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     99.2 Combined balance sheets of L.M.S. Development Corporation, Pacific Ring Enterprises, Inc., and NCCI Corporation, collectively doing business as Chex$Cashed, as of December 31, 1994 and 1993, and the related combined statements of income, shareholders' equity, and cash flows for the period from January 1, 1995 through September 18, 1995 and for each of the two years in the period ended December 31, 1994 with accompanying notes and Report of Independent Auditors thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     99.3 Consolidated balance sheets of National Money Mart Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the two years in the period ended December 31, 1995 with accompanying notes and the Auditor's Report thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     99.4 Balance sheets of Cash-N-Dash Check Cashing, Inc. as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995 with accompanying notes and Report of Independent Auditors thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     99.5 Balance sheets of ABC Check Cashing, Inc. as of December 31, 1995 and 1994, and the related statements of earnings and retained earnings and cash flows for each of the three years in the period ended December 31, 1995 with accompanying notes and Report of Independent Certified Public Accountants thereon (Incorporated by reference to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

------------------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.
**     Filed herewith.
*** Filed previously with the Company's Current Report on Form 8-K dated April 18, 1997.

(b) Financial Statement Schedules

None.