Form 10-Q
period 1997-09-30
DOLLAR FINANCIAL GROUP INC
filed 1997-11-14
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934.
            FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-18221

                          DOLLAR FINANCIAL GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         NEW YORK                                          13-2997911
 (State or Other Jurisdiction of
  Incorporation or Organization)           (I.R.S. Employer Identification No.)

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

            Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 100

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX




PART I.       FINANCIAL INFORMATION                                     PAGE NO.
                                                                        -------

Item 1.  Financial Statements................................................. 3

         Interim Consolidated Balance Sheets as of September 30, 1997, and
         June 30, 1997........................................................ 3

         Interim Unaudited Consolidated Statements of Operations for the Three
         Months Ended September 30, 1997 and 1996............................. 4

         Interim Unaudited Consolidated Statements of Cash Flows for the Three
         Months Ended September 30, 1997 and 1996............................. 5

         Notes to Interim Consolidated Financial Statements................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................14

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk....................................................21


PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities................................................22

Item 3.  Defaults Upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits and Reports on Form 8-K.....................................22

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                             September 30,            June 30,
                                                                  1997                 1997
                                                               ----------------- -----------------
                                                              (unaudited)

ASSETS
Cash and cash equivalents...................................        $50,015            $55,205
Accounts receivable ........................................          5,121              8,101
Prepaid expenses        ....................................          2,251              1,647
Deferred income taxes   ....................................            857                805
Note receivable -- officer..................................            200                200
Properties and equipment, net of accumulated depreciation
     of $4,217  and $3,686..................................          7,738              7,934
Cost assigned to contracts acquired, net of accumulated
      amortization of $304 and $235.........................            388                457
Cost in excess of net assets acquired, net of accumulated
      amortization of $5,668  and $4,754....................        102,643            103,313
Covenants not to compete, net of accumulated amortization
     of $546 and $418                                                 1,180              1,558
Debt issuance costs, net of accumulated amortization of
    $437 and $306...........................................          5,239              5,370
Other.......................................................          1,681              1,398
                                                               ----------------- -----------------
                                                                   $177,313           $185,988
                                                               ================= =================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable ..........................................         $12,957            $14,130
Advance from money transfer agent..........................           3,000              3,000
Accrued expenses ..........................................           4,517              3,365
Accrued interest payable...................................           4,995              1,942
Revolving credit facilities................................             --              12,187
Long-term debt and subordinated notes payable..............           2,680              2,804
10-7/8 % Senior Notes due 2006.............................         110,000            110,000
Shareholder's equity:
     Common stock, $1 par value: 20,000 shares
     authorized; 100 shares issued and outstanding at
     September 30, 1997 and June 30, 1997..................            ---                ---
Additional paid-in capital.................................          40,941             40,941
Accumulated deficit .......................................          (1,460)            (2,078)
Foreign currency translation...............................            (317)              (303)
                                                               ----------------- -----------------
     Total shareholder's equity............................          39,164             38,560
                                                               ----------------- -----------------
                                                                   $177,313           $185,988
                                                               ================= =================

             See notes to interim consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                          ---------------------------------
                                           1997                 1996
                                          ------------     ----------------

Revenues    ...........................       $26,144           $13,645

Store and regional expenses:
   Salaries and benefits...............         8,458             4,691
   Occupancy...........................         2,457             1,395
   Depreciation........................           439               243
   Other...............................         6,507             3,648
                                          ------------     ----------------
Total store and regional expenses......        17,861             9,977
Corporate expenses ....................         2,642             1,371
Gain on store closings and sales.......           (40)              (18)
Other depreciation and amortization....         1,203               659
Interest expense........................        3,219             1,358
                                         --------------    ----------------
Income before taxes.....................        1,259               298
Income tax provision ...................          641               246
                                         ---------------   ----------------
Net income.............................          $618               $52
                                         ===============   ================

             See notes to interim consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            -----------------------------
                                                                               1997               1996
                                                                            ---------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................       $      618         $    52
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.........................................            1,779             988
      Gains on store closings and sales......................................             (40)            (18)
      Deferred tax provision.................................................             (52)            253
      Change in assets and liabilities (net of effect of acquisitions):
         Decrease (increase) in accounts receivable..........................           2,980            (352)
         (Increase) decrease in prepaid expenses and other assets............            (887)            321
         Increase in accounts payable and accrued expenses...................           2,972           2,746
                                                                                    -----------     ------------
Net cash provided by operating activities....................................           7,370           3,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired...........................................              --         (35,394)
Gross proceeds from sale of fixed assets.....................................             150              --
Additions to properties and equipment........................................            (385)           (229)
                                                                                     -----------     ------------
Net cash used in investing activities........................................            (235)        (35,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt...................................................              --          (1,510)
Payments on subordinated notes payable.......................................            (124)           (102)
Net decrease (increase) in revolving credit facilities.......................         (12,187)         (1,661)
Proceeds from long-term debt.................................................              --          35,000
Payments of debt issuance costs..............................................              --          (2,507)
Proceeds from equity contribution from parent................................              --          21,652
                                                                                     -----------     ------------
Net cash (used in) provided by financing activities..........................         (12,311)         50,872
                                                                                     -----------     ------------
Effect of exchange rate changes on cash......................................             (14)             --
                                                                                     -----------     ------------
Net increase (decrease) in cash and cash equivalents........................           (5,190)         19,239
Cash and cash equivalents at beginning of period............................           55,205          22,545
                                                                                     ===========     ============
Cash and cash equivalents at end of period.................................           $50,015        $ 41,784
                                                                                     ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid..............................................................           $   166        $  1,313
Income taxes paid..........................................................           $   119        $     --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution from parent in connection with acquisition of
   AnyKind Check Cashing Centers, Inc......................................           $    --        $  2,000

Financing provided for insurance premiums..................................           $    --        $    166

             See notes to interim consolidated financial statements.

                                       5

                          DOLLAR FINANCIAL GROUP, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, it is suggested that the interim consolidated financial statements be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

OPERATIONS

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and there are no differences between the consolidated results of operations of Holdings and those of the Company. Holdings has no employees or operating activities. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of approximately 417 (of which 347 are company owned) locations operating as Check Mart(R), Money Mart, Loan Mart, Chex$Cashed, QwiCash(R), Almost-A-Banc, Financial Exchange Company(R), ABC Check Cashing, AnyKind Check Cashing Centers, C&C Check Cashing, Cash-N-Dash Check Cashing, Quikcash and The Service Centers in fourteen states, the District of Columbia and Canada. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, issuance of food stamps and other welfare benefits, and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to more than 1200 retail locations throughout the State of New York.

The Company has contracts with various governmental agencies for benefits distributions and retail merchant services which contributed 15.0% and 27.0% of consolidated gross revenues for the three months ended September 30, 1997 and 1996, respectively. The Company's contracts with the Commonwealth of Pennsylvania, which are included in this amount, contributed 6.6% and 13.7% of consolidated gross revenues for the three months ended September 30, 1997 and 1996, respectively. The Company has received correspondence from the Commonwealth of Pennsylvania outlining their proposed implementation of an electronic benefit transfer system. Based on this correspondence and other communication with the Commonwealth, implementation could start as soon as

January 1998 and take a year to fully implement. If implemented, this plan would result in the termination of all of the Company's contracts with the Commonwealth of Pennsylvania. There can be no assurance when or if this will happen. In the event that the contracts are terminated, the Company intends to operate many of these locations as stand-alone check cashing sites. However there can be no assurance that the installation of such systems will not have a material adverse affect on the Company's results of operations or financial condition.

2.     ACQUISITIONS

During 1997, the Company acquired the entities described below (collectively referred to as the "Acquisitions"), which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statements of operations for the periods in which they were owned by the Company. The total purchase price for each acquisition has been allocated to assets acquired and liabilities assumed based on the estimated fair values.

In August 1996, the Company purchased all of the outstanding capital stock of Any Kind Check Cashing Centers, Inc. ("Any Kind") for an aggregate purchase price of $31.0 million consisting of $29.0 million in cash and $2.0 million in Holdings' common stock. Any Kind operated 63 check cashing stores in seven states and the District of Columbia.

In August 1996, the Company purchased certain assets and liabilities of ABC Check Cashing Inc. ("ABC") for a purchase price of $6.0 million in cash. ABC operated 15 check cashing stores in Cleveland, Ohio.

In November 1996, the Company acquired all of the outstanding capital stock of Money Mart for approximately $17.7 million (of which approximately $500,000 was in the form of Holdings' common stock). Money Mart owns 36 check cashing stores and franchises 107 check cashing stores, all of which operate in Canada under the "Money Mart" name.

In November 1996, the Company acquired substantially all of the assets of Cash-N-Dash Check Cashing, Inc. ("Cash-N-Dash") for approximately $7.3 million, consisting of $6.0 million in cash, the issuance to the seller of $500,000 of Holdings' common stock, and a revenue-based earn-out of up to $750,000 payable over four years. Cash-N-Dash operated 32 check cashing stores in northern California under the "Cash-N-Dash" name.

In November 1996, the Company acquired C&C Check Cashing, Inc. ("C&C") pursuant to a stock purchase agreement for approximately $3.8 million, consisting of $3.5 million in cash and a revenue-based earn-out of up to $300,000 payable over three years. C&C operated 22 check cashing stores in northern California under the "C&C Check Cashing" name.

In April 1997, the Company acquired all of the outstanding stock of a company which owned all of the operating assets of Canadian Capital Corporation ("Canadian Capital"). Canadian Capital was the largest Money Mart franchisee and operated 43 check cashing retail stores in Ontario, Canada under the name "Money Mart." Total consideration for the purchase was $13.3 million.

The following unaudited pro forma information presents the results of operations as if the Acquisitions had occurred on July 1, 1996. The pro forma operating results include the results of operations for these acquisitions for the indicated periods and reflect the amortization of intangible assets arising from the acquisitions and increased interest expense on acquisition debt. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           (UNAUDITED)
                            ------------------------------------------
                                   1996                   1997
                            -------------------     ------------------
                                     (DOLLARS IN THOUSANDS)

      Total revenues .......    $24,913                 $26,144
      Net Income............      $ 341                   $ 618



3. SUBSIDIARY GUARANTOR CONDENSED FINANCIAL INFORMATION

In November 1996, the Company raised approximately $110 million of gross proceeds by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Company's payment obligations under the Notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries. The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's existing credit facilities and any successor credit facility. Pursuant to the indenture of the Senior Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the notes, including the Company's Canadian subsidiary formed in fiscal year 1997.

The Company is a holding company with no assets, independent operations, or cash flows other than its investment in its subsidiaries. There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at September 30, 1997, and the consolidating statements of operations and cash flows for the three month period ended September 30, 1997 of the Company (on a parent-company basis), combined domestic Guarantors, Canadian subsidiary Guarantor, and the consolidated Company.
                                       8

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)



At September 30, 1997:                                 Dollar         Domestic        Canadian
                                                      Financial      Subsidiary      Subsidiary
                                                     Group, Inc.     Guarantors       Guarantor      Eliminations     Consolidated
                                                    --------------- --------------   --------------  --------------  ---------------
ASSETS

Cash................................................      $339        $37,113          $12,563              $---         $50,015
Accounts receivable.................................     1,759          3,886              673           (1,197)           5,121
Prepaid expenses....................................       358          1,686              207               ---           2,251
Deferred income taxes...............................       795             62              ---               ---             857
Note receivable-Officer.............................       200            ---              ---               ---             200
Due from affiliates.................................    78,032            ---              ---          (78,032)             ---
Properties and equipment, net.......................       888          4,874            1,976               ---           7,738
Costs assigned to contracts acquired, net...........       ---            388              ---               ---             388
Costs in excess of net assets acquired, net.........       ---         74,588           29,235               ---         103,823
Debt issuance costs, net............................     5,239            ---              ---               ---           5,239
Investment in subsidiaries..........................    69,290            ---              ---          (69,290)             ---
Other...............................................     1,060            500              121               ---           1,681
                                                    ----------- --------------   -------------   ------------------  ---------------
                                                      $157,960       $123,097          $44,775        ($148,519)        $177,313
                                                    =========== ==============   ==============  ==================  ===============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable and accrued expenses...............    $8,700        $13,255           $4,711          ($1,197)         $25,469
Due to affiliates...................................       ---         49,834           28,198          (78,032)             ---
Revolving credit facility...........................       ---            ---              ---               ---             ---
Long term debt and subordinated notes payable.......   110,000          2,680              ---               ---         112,680
                                                    ----------- --------------   --------------  -----------------   ---------------
                                                       118,700         65,769           32,909          (79,229)         138,149
Shareholder's equity:
Common Stock........................................       ---            ---              ---               ---             ---
Foreign currency translation........................      (221)           ---              (96)              ---            (317)
Additional paid-in capital..........................    40,941         46,613           10,797          (57,410)          40,941
Retained earnings (accumulated deficit).............    (1,460)        10,715            1,165          (11,880)          (1,460)
                                                    ----------- --------------   --------------  ------------------  ---------------
Total shareholder's equity..........................    39,260         57,328           11,866          (69,290)          39,164
                                                    =========== ==============   ==============  ==================  ===============
                                                      $157,960       $123,097          $44,775        ($148,519)        $177,313
                                                    =========== ==============   ==============  ==================  ===============


                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



Three Months Ended September 30, 1997:                   Dollar              Domestic       Canadian
                                                        Financial          Subsidiary     Subsidiary
                                                        Group, Inc.         Guarantor      Guarantor      Eliminations  Consolidated
                                                    ----------------     ---------------- --------------  ------------  ------------


Revenues..................................................        $1          $20,205          $5,938       $---        $26,144
Store and regional expenses:
   Salaries and benefits..................................       ---            6,781           1,677        ---          8,458
   Occupancy..............................................       ---            1,948             509        ---          2,457
   Depreciation...........................................       ---              341              98        ---            439
   Other..................................................       ---            5,528             979        ---          6,507
                                                          -----------     ------------     -----------  ---------     ----------
Total store and regional expenses.........................       ---           14,598           3,263        ---         17,861

Corporate expenses........................................     2,116              ---             526        ---          2,642
(Gain) loss on store closings and sales...................        30              (72)              2        ---            (40)
Other depreciation and amortization.......................        70              838             295        ---          1,203
Interest expense..........................................     2,372               63             784        ---          3,219
                                                          -----------
                                                                          ------------     -----------  ---------     ----------

Income (loss) before taxes................................   (4,587)            4,778           1,068        ---          1,259
Income taxes provision (benefit)..........................     (432)              688             385        ---            641
                                                          -----------     ------------     -----------  ---------     ----------

Income (loss) before equity in net income (loss) of
   subsidiaries...........................................   (4,155)            4,090             683        ---            618
Domestic subsidiary guarantors............................    4,090               ---             ---     (4,090)           ---
Canadian subsidiary guarantor.............................      683               ---             ---       (683)           ---
                                                          ===========     ============     ===========  =========     ==========
Net income................................................     $618            $4,090            $683    ($4,773)          $618
                                                          ===========     ============     ===========  =========     ==========

                                       10

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



Three Months Ended September 30, 1997:                               Dollar      Domestic     Canadian
                                                                    Financial   Subsidiary   Subsidiary
                                                                    Group, Inc.  Guarantors   Guarantor   Eliminations  Consolidated
                                                                   ----------   ----------    --------    ------------  ------------
Cash flows from operating activities:

Net income (loss).................................................      $618       $4,090        $683         ($4,773)        $618
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Undistributed income of subsidiaries........................    (4,773)         ---         ---           4,773          ---
      Depreciation and amortization...............................       205        1,175         399            ---         1,779
      Gains on store closings and sales...........................        30          (72)          2            ---           (40)
      Deferred tax benefit                                               (52)          ---         ---           ---           (52)

      Change in assets and liabilities (net of effect of
          acquisitions):
            Decrease in accounts receivable.......................       755        2,296           2           (73)         2,980
            (Increase) decrease in prepaid expenses and
                other assets......................................      (413)        (514)         40            ---          (887)
            Increase (decrease) in accounts payable and
                accrued expenses..................................     1,029          181       1,689             73         2,972
                                                                   ----------   ----------    --------     ----------    ----------
Net cash provided by (used in) operating activities...............    (2,601)        7,156      2,815            ---         7,370

Cash flows from investing activities:
      Gross proceeds from sale of fixed assets....................       ---          150         ---            ---           150
      Additions to properties and equipment.......................      (62)        (198)       (125)            ---         (385)
      Net decrease in due from affiliates.........................    14,860          ---         ---       (14,860)           ---
                                                                   ----------   ----------    --------     ----------    ----------
Net cash provided by (used in) investing activities...............    14,798         (48)       (125)       (14,860)         (235)

Cash flows from financing activities:
      Payments on long term debt..................................       ---          ---         ---            ---           ---
      Payments on subordinated notes payable......................     (120)          (4)         ---            ---         (124)
      Net decrease in revolving credit facilities.................  (11,733)          ---       (454)            ---      (12,187)
      Net increase (decrease) in due to parent and affiliates.....       ---     (14,051)       (809)         14,860           ---
                                                                   ----------   ----------    --------     ----------    ----------
Net cash (used in) provided by financing activities...............  (11,853)     (14,055)     (1,263)         14,860      (12,311)
Effect of exchange rate on cash...................................       (8)          ---         (6)            ---          (14)
                                                                   ----------   ----------    --------     ----------    ----------
Net increase (decrease) in cash...................................       336      (6,947)       1,421            ---       (5,190)
Cash at beginning of period.......................................         3       44,060      11,142            ---        55,205
                                                                   ==========   ==========    ========     ==========    ==========
Cash at end of period.............................................      $339      $37,113     $12,563            ---       $50,015
                                                                   ==========   ==========    ========     ==========    ==========
                                       11


                          DOLLAR FINANCIAL GROUP, INC.

4.   STORE CLOSINGS AND SALES

During the three month period ended September 30, 1997, the Company sold all of its stores in Michigan and sold or closed five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. As a result of declining caseloads and increasing costs, the Company determined that these locations could not provide acceptable levels of profitability. Included in the accompanying consolidated statements of operations for the three months ended September 30, 1997 and 1996, are revenues of $429,000 and $587,000 respectively, and store expenses of $451,000 and $650,000 respectively, related to these stores. The gain recognized in the three months ended September 30, 1997 related to the sale and closure of these stores was not material.

                          SUPPLEMENTAL STATISTICAL DATA




                                                        September 30,
COMPANY OPERATING DATA:                                    1997         1996
                                                           ----         ----

Stores in operation:
   Company-Owned....................................        347          228
   Franchised Stores................................         70          ---
                                                             --          ---

Total...............................................        417          228
                                                            ===          ===


--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            September 30,
                                                    --------------------------
OPERATING DATA:                                            1997          1996
                                                           ----          ----

Face amount of checks cashed (in millions) ........     $   564       $   313
Face amount of average check.......................     $   265       $   288
Face amount of average check (excluding Canada)....     $   290       $   288
Average fee per check..............................     $  7.80       $  7.10
Number of checks cashed (in thousands).............       2,130         1,090
Adjusted EBITDA1...................................     $ 6,079       $ 2,540
Adjusted EBITDA Margin1............................       23.3%         18.6%

--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
COLLECTIONS DATA:                                      1997         1996
                                                       ----         ----

Face amount of returned checks (in thousands)....        $3,395      $1,645
Collections (in thousands)........................        2,384       1,071
                                                        ---------   ---------
Net write-offs (in thousands)....................        $1,011      $  574
                                                        =========   =========
Collections as a percentage of
   returned checks...............................         70.2%        65.1%
Net write-offs as a percentage of
   check cashing revenues........................          6.1%         7.4%
Net write-offs as a percentage of the
   face amount of checks cashed..................          0.2%         0.2%

--------
1 Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, noncash charges to earnings associated with foreign currency translations, and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt, the Company's lenders use them for the purpose of analyzing the Company's performance with respect to the Company's new revolving credit facility and the Indenture, and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company is a consumer financial services company operating the second largest check cashing store network in the United States and the largest such network in Canada. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, money orders, money transfers, consumer loans, bill payment and distribution of public assistance benefits.

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at September 30, 1997 and the results of operations for the three months ended September 30, 1997 and 1996. The results for the three months ended September 30, 1997 are not necessarily indicative of the results for the full fiscal year.

The Company's revenues from government services decreased for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The Company expects that its revenues from the distribution of public assistance benefits will continue to decline due to a number of factors. A number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Company has received correspondence from the Commonwealth of Pennsylvania outlining their proposed implementation of an electronic benefit transfer system. Based on this correspondence and other communications with the Commonwealth, implementation could start as soon as January 1998 and take a year to fully implement. If implemented, this plan would result in the termination of all of the Company's contracts in the Commonwealth of Pennsylvania. There can be no assurance when or if this will happen. In the event that the contracts are terminated, the Company intends to continue to operate many of these locations as stand alone check cashing sites. However, there can be no assurance that the installation of such systems will not have a material adverse effect on the Company's results of operations or financial condition. The Company's contracts with the Commonwealth of Pennsylvania contributed 6.6% and 13.7% respectively of consolidated gross revenues for the three months ended September 30, 1997 and 1996, respectively.

ACQUISITIONS

The Company completed six major acquisitions during the fiscal year ended June 30, 1997:

AnyKind Check Cashing Centers On August 8, 1996, the Company purchased all of the outstanding capital stock of AnyKind Check Cashing Centers, Inc. ("AnyKind") for an aggregate purchase price of $31.0 million plus initial working capital of approximately $6.0 million. AnyKind operated 63 check cashing stores in seven states and the District of Columbia and had revenues for the twelve-month period ended June 30, 1996 of $22.7 million.

ABC Check Cashing Inc. On August 28, 1996, the Company purchased certain assets and liabilities of ABC Check Cashing Inc. ("ABC") for a purchase price of $6.0 million plus initial working capital of approximately $1.5 million. ABC operated 15 check cashing stores in Cleveland, Ohio and had revenues for the twelve-month period ended June 30, 1996 of $4.8 million.

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

Cash-N-Dash Check Cashing, Inc. On November 15, 1996, the Company acquired substantially all of the assets of Cash-N-Dash Check Cashing, Inc. ("Cash-N-Dash") for approximately $7.3 million (of which approximately $500,000 was in the form of Holdings Common Stock) which includes a revenue-based earn-out of up to $750,000 payable over four years. Cash-N-Dash operated 32 check cashing stores in northern California under the "Cash-N-Dash" name and had revenues for the twelve-month period ended June 30, 1996 of $6.2 million.

C&C Check Cashing, Inc. On November 22, 1996, the Company acquired substantially all of the assets of C&C Check Cashing, Inc. ("C&C") for approximately $3.8 million which includes a revenue-based earn-out of up to $300,000 payable over three years, plus initial working capital of approximately $500,000. C&C operated 22 check cashing stores in northern California under the "C&C Check Cashing" name and had revenues for the twelve-month period ended June 30, 1996 of $4.8 million.

Canadian Capital Corporation On April 18, 1997, the Company acquired all of the outstanding stock of a company which owned all of the operating assets of Canadian Capital Corporation ("Canadian Capital") for approximately $13.3 million plus initial working capital of $1.8 million. Canadian Capital was the largest Money Mart franchisee and operated 43 check cashing retail stores in Ontario, Canada under the name "Money Mart", and had revenues for the twelve month period ended June 30, 1996 of $11.0 million.

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

RESULTS OF OPERATIONS

REVENUE ANALYSIS

                                                       Three Months Ended September 30,
------------------------------- -------------------------------------------------------------------------------

                                                                                    (Percentage of
                                         (In thousands)                             total revenue)
                                ---------------------------------        --------------------------------------
                                    1997               1996                  1997                   1996
                                --------------     --------------        --------------       -----------------


Check Cashing................          $16,611             $7,733             63.5%                  56.7%
Government Services..........            3,933              3,684             15.0                   27.0
Other Revenue................            5,600              2,228             21.5                   16.3
                                ==============     ==============        ==============       =================
Total Revenue...............           $26,144            $13,645            100.0%                 100.0%
                                ==============     ==============        ==============       =================


Total revenues were $26.1 million for the three months ended September 30, 1997 compared to $13.6 million for the three months ended September 30, 1996, an increase of $12.5 million or 91.9%. The Acquisitions accounted for an increase of $11.9 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $0.9 million or 10.7%. Check cashing revenue increased 12.1% and other revenues increased 29.1%, primarily as a result of increased revenues from the Cash `Til Payday loan product. Partially offsetting these increases, however, was a 6.0% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company. Government services revenues accounted for 15.0% of total revenues for the three months ended September 30, 1997, a decrease from 27.0% of total revenues for the three months ended September 30, 1996.

STORE AND REGIONAL EXPENSE ANALYSIS


                                          Three Months Ended September 30,
--------------------------------------------------------------------------------

                                                                          (Percentage of
                                      (In thousands)                      total revenue)
                               ------------------------------      ------------------------------
                                  1997              1996              1997              1996
                               ------------     -------------      ------------     -------------


Salaries and benefits               $8,458            $4,691          32.3%            34.4%
Occupancy                            2,457             1,395            9.4            10.2
Depreciation.................          439               243            1.7             1.8
Other........................        6,507             3,648           24.9            26.7
                               ============     =============      ============     =============
Total store and regional
   expenses                        $17,861            $9,977           68.3%           73.1%
                               ============     =============      ============     =============




Store and regional expenses were $17.9 million for the three months ended September 30, 1997 compared to $10.0 million for the three months ended September 30, 1996, an increase of $7.9 million or 79.0%. The Acquisitions accounted for an increase of $7.9 million. Total store and regional expenses for the three months ended September 30, 1997 declined to 68.3% of total revenue compared to 73.1% of total revenue for the three months ended September 30, 1996 due to an improvement in store level profitability.

OTHER EXPENSE ANALYSIS


                                   Three Months Ended September 30,
--------------------------------------------------------------------------------

                                                               (Percentage of
                                       (In thousands)          total revenue)
                                    ---------------------  ---------------------
                                     1997        1996        1997         1996
                                    ------------ -------  ----------- ---------


Corporate expenses..................  $2,642      $1,371      10.1%    10.0%
Gain on store closings and sales....     (40)       (18)       (.2)     (.1)
Other depreciation and amortization.   1,203        659        4.6      4.8
Interest expense....................   3,219      1,358       12.3     10.0
Income taxes........................     641        246         .2       .2


Corporate Expense

Corporate expenses were $2.6 million for the three months ended September 30, 1997 compared to $1.4 million for the three months ended September 30, 1996, an increase of $1.2 million or 85.7%. This increase resulted from the additional corporate costs, primarily salaries and benefits, associated with the establishment of a national collections department and the Acquisitions completed during fiscal 1996 and 1997. Corporate expenses as a percent of revenues remained stable between the 1997 and 1996 periods.

Gain on Store Closings and Sales

During the three months ended September 30, 1997 the Company sold all of its stores in Michigan and sold or closed five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $1.2 million for the three months ended September 30, 1997 compared to $0.7 million for the three months ended September 30, 1996, an increase of $0.5 million or 71.4%. This increase resulted primarily from the amortization expense associated with the goodwill and other intangibles recognized as part of the Acquisitions.

Interest Expense

Interest expense was $3.2 million for the three months ended September 30, 1997 compared to $1.4 million for the three months ended September 30, 1996, an increase of $1.8 million or 128.6%. This increase was primarily attributable to increased average outstanding indebtedness to finance the Acquisitions.

Income Taxes

The provision for income taxes was $0.6 million for the three months ended September 30, 1997 compared to $0.2 million for the three months ended September 30, 1996, an increase of $0.4 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

CHANGES IN FINANCIAL CONDITION

Cash balances and the revolving credit facility balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 1997, cash decreased by $5.2 million and the revolving credit facility balance decreased by $12.2 million.

Accrued interest increased due to the timing of the semi-annual interest payment on the senior notes.

LIQUIDITY AND CAPITAL RESOURCES

In November 1996, the Company raised approximately $110 million of gross proceeds by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Notes require semi-annual cash interest payments due in November and May. Simultaneously with the offering of the Notes (the "Offering"), the Company entered into a revolving credit facility (the "New Revolving Credit Facility") which allows borrowings in an amount not to exceed the lesser of $25.0 million or a borrowing base as set forth in the new revolving credit facility agreement. The Offering generated gross proceeds of $110.0 million which were used to repay all of the Company's existing indebtedness, (including indebtedness incurred to finance the August 1996 acquisitions of Any Kind and ABC) and to fund the November 1996 acquisitions of Money Mart, Cash-N-Dash and C&C and to pay fees and expenses. The remaining proceeds from the Offering were used to fund the April 1997 acquisition of Canadian Capital Corporation. Availability under the New Revolving Credit Facility is subject to certain restrictions. There were no borrowings under the New Credit Facility as of September 30, 1997. The New Revolving Credit Facility and the indenture governing the Notes contain certain covenants and restrictions relating to, among other things, future acquisitions, dividend payments, maintenance of certain financial ratios and the incurrence of additional indebtedness. In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operation, which provides for borrowings up to $5.0 million.

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and finance acquisitions. For the three months ended September 30, 1997 and 1996, the Company had net cash provided by operating activities of $7.4 million and $4.0 million, respectively, which cash was used for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology, and acquisitions. The Company's total budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $3.0 million during its fiscal year ending June 30, 1998. As of September 30, 1997, the Company had made capital expenditures of $0.4 million. The actual amount of capital expenditures will depend in part upon the number of new stores acquired and the number of stores remodeled. In addition, the Company intends to spend up to $2.0 million over the next two years to purchase the equipment necessary to implement a point-of-sale system.

The Company is highly leveraged and borrowings under the New Revolving Credit Facility will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the New Revolving Credit Facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company, including the operations acquired in the Acquisitions, and the anticipated benefits resulting from operating efficiencies due to the Acquisitions. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and an expansion of the Company's Cash `Til Payday Loan Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. As a result of the foregoing assumptions, which the Company believes to be reasonable, the Company expects to be able to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments on the Notes and payments of interest and principal on other indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the New Revolving Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of the principal of the Notes on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.


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

The Financial Accounting Standards Board ("FASB") has issued Statement No. 129, "Disclosure of Information about Capital Structure," which is applicable to all companies. Statement No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. The Statement is effective for financial statements for periods ending after December 15, 1997. The Company does not believe the adoption of this standard will have any impact on the Company's financial statements.

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


FORWARD-LOOKING STATEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            See Item 3. Legal Proceedings in the Company's audited financial statements in its Annual Report of Form 10-K for the fiscal year ended June 30, 1997.

ITEM 2.     CHANGES IN SECURITIES

            Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

ITEM 5.     OTHER INFORMATION

            Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                        27.1        Financial Data Schedule

            (b)   Reports on Form 8-K

                        A Report on Form 8-K dated July 23, 1997 was filed, reporting an Item 5 (Other Events) and an Item 7 event (Exhibits).

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DOLLAR FINANCIAL GROUP, INC.


Dated:  November 14, 1997                  *By:  /s/  Richard S. Dorfman
                                                      --------------------------
                                               Name:  Richard S. Dorfman
                                               Title: Executive Vice President
                                                      and Chief Financial
                                                      Officer,
                                                      (principal financial and
                                                      chief accounting officer
* The signatory hereto is the principal
  financial and chief accounting officer
  and has been duly authorized to sign
  on behalf of the registrant.

                                 EXHIBIT INDEX




Exhibit No.                     Description
----------                      -------------


    27.1                        Financial Data Schedule