Form 10-Q
period 1997-12-31
DOLLAR FINANCIAL GROUP INC
filed 1998-02-17
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

         Indicate by check [x] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
Item 1.  Financial Statements........................................................................3

         Interim Consolidated Balance Sheets as of December 31, 1997, and June 30, 1997..............3

         Interim Unaudited Consolidated Statements of Operations for the Three and Six
         Months Ended December 31, 1997 and 1996.....................................................4

         Interim Unaudited Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 1997 and 1996............................................................5

         Notes to Interim Consolidated Financial Statements..........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................14

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................24

Item 2.  Changes in Securities.......................................................................24

Item 3.  Defaults Upon Senior Securities.............................................................24

Item 4.  Submission of Matters to a Vote of Security Holders.........................................24

Item 5.  Other Information...........................................................................24

Item 6.  Exhibits and Reports on Form 8-K............................................................24


                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                              December 31,             June 30,
                                                                                  1997                   1997
                                                                          ---------------------    ----------------
ASSETS                                                                        (unaudited)
Cash and cash equivalents                                                        $54,073              $55,205
Accounts receivable                                                                6,377                8,101
Prepaid expenses                                                                   2,272                1,647
Deferred income taxes                                                                857                  805
Note receivable - officer                                                            200                  200
Properties and equipment, net of accumulated depreciation
    of $4,620  and $3,686                                                          7,905                7,934
Cost assigned to contracts acquired, net of
    accumulated amortization of $369 and $235                                        323                  457
Cost in excess of net assets acquired, net of
    accumulated amortization of $6,543 and $4,754                                100,967              103,313
Covenants not to compete, net of accumulated amortization
    of $669 and $418                                                               1,044                1,558
Debt issuance costs, net of accumulated amortization of
    $567 and $306                                                                  5,157                5,370
Other                                                                              1,740                1,398
                                                                              ----------          -----------
                                                                                $180,915             $185,988
                                                                              ==========          ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable                                                                 $14,873              $14,130
Advance from money transfer agent                                                  3,000                3,000
Accrued expenses                                                                   5,414                3,365
Accrued interest payable                                                           2,066                1,942
Revolving credit facilities                                                        3,993               12,187
Long-term debt and subordinated notes payable                                      2,843                2,804
10-7/8 % Senior Notes due 2006                                                   110,000              110,000
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    December 31, 1997 and June 30, 1997                                              ---                  ---
Additional paid-in capital                                                        40,941               40,941
Accumulated deficit                                                                (676)              (2,078)
Foreign currency translation                                                     (1,539)                (303)
                                                                              ----------          -----------
    Total shareholder's equity                                                    38,726               38,560
                                                                              ----------          -----------
                                                                                $180,915             $185,988
                                                                              ==========          ===========


             See notes to interim consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           DECEMBER 31,                     DECEMBER 31,
                                                     --------------------------       --------------------------
                                                        1997           1996              1997           1996
                                                     -----------    -----------       -----------    -----------
Revenues                                                $26,861        $19,255           $53,005        $32,900

Store and regional expenses:
   Salaries and benefits                                  8,265          6,483            16,724         11,174
   Occupancy                                              2,452          1,922             4,909          3,317
   Depreciation                                             447            327               885            570
   Other                                                  6,411          4,895            12,918          8,542
                                                     -----------    -----------       -----------    -----------
Total store and regional expenses                        17,575         13,627            35,436         23,603
Corporate expenses                                        3,009          1,649             5,651          3,023
Loss (gain) on store closings and sales                      30             25              (10)              7
Other depreciation and amortization                       1,186            931             2,389          1,590
Interest expense                                          3,175          2,355             6,394          3,712
                                                     -----------    -----------       -----------    -----------
Income before taxes                                       1,886            668             3,145            965
Income tax provision                                      1,102            371             1,743            617
                                                     -----------    -----------       -----------    -----------
Income before extraordinary item                            784            297             1,402            348
Extraordinary loss on debt extinguishment
   (net of income tax benefit of $1,042)                    ---        (2,023)               ---        (2,023)
                                                     -----------    -----------       -----------    -----------
Net income (loss)                                          $784       ($1,726)            $1,402       ($1,675)
                                                     ===========    ===========       ===========    ===========

             See notes to interim consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                ----------------------------------------------
                                                                                        1997                     1996
                                                                                ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $              1,402     $            (1,675)
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            3,542                    2,291
      (Gain) loss on store closings and sales                                                   (10)                        7
      Extraordinary loss on debt extinguishment                                                  ---                    2,023
      Deferred tax benefit                                                                      (52)                    (725)
      Change in assets and liabilities (net of effect of acquisitions):
       Decrease (increase) in accounts receivable                                              1,704                  (1,751)
       Increase in prepaid expenses and other assets                                           (637)                    (750)
       Increase in accounts payable and accrued expenses                                       3,037                    7,311
                                                                                ---------------------    ---------------------
Net cash provided by operating activities                                                      8,986                    6,731
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                                             (193)                 (54,297)
Gross proceeds from sale of fixed assets                                                         197                      ---
Additions to properties and equipment                                                        (1,210)                    (525)
                                                                                ---------------------    ---------------------
Net cash used in investing activities                                                        (1,206)                 (54,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                                                       ---                 (66,788)
Payments on subordinated notes payable                                                         (127)                    (165)
Net decrease in revolving credit facilities                                                  (8,194)                  (7,738)
Proceeds from long-term debt                                                                     ---                  145,000
Proceeds from advance from money transfer agent                                                  ---                    3,000
Payments of debt issuance costs                                                                 (56)                  (7,407)
Payments on financed insurance premiums                                                        (161)                      ---
Proceeds from equity contribution from parent                                                    ---                   21,652
                                                                                ---------------------    ---------------------
Net cash (used in) provided by financing activities                                          (8,538)                   87,554
                                                                                ---------------------    ---------------------
Effect of exchange rate changes on cash                                                        (374)                     (97)
                                                                                ---------------------    ---------------------
Net (decrease) increase in cash and cash equivalents                                         (1,132)                   39,366
Cash and cash equivalents at beginning of period                                              55,205                   22,545
                                                                                ---------------------    ---------------------
Cash and cash equivalents at end of period                                      $             54,073     $             61,911
                                                                                =====================    =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                   $              4,640     $              1,948
Income taxes paid                                                               $                878     $                 15
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution from parent in connection with acquisition of
   AnyKind Check Cashing Centers, Inc.                                          $                ---     $              2,000
Financing provided for insurance premiums                                       $                327     $                166
Capital contribution from parent in connection with acquisition of
    Cash-N-Dash Check Cashing, Inc.                                             $                ---     $                500
Capital contribution from parent in connection with acquisition of
    National Money Mart, Inc.                                                   $                ---     $                520
Financing provided by seller in connection with acquisition of
    Cash-N-Dash Check Cashing, Inc.                                             $                ---     $              5,101


             See notes to interim consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, it is suggested that the interim consolidated financial statements be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

OPERATIONS

Dollar Financial Group, Inc. is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and there are no differences between the consolidated results of operations of Holdings and those of the Company. Holdings has no employees or operating activities. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 421 locations (of which 351 are company owned) operating as Check Mart(R), Money Mart, Loan Mart, Chex$Cashed, QwiCash(R), Almost-A-Banc, Financial Exchange Company(R), ABC Check Cashing, AnyKind Check Cashing Centers, C&C Check Cashing, Cash-N-Dash Check Cashing, Quikcash and The Service Centers in thirteen states, the District of Columbia and Canada. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, consumer loans, issuance of food stamps and other welfare benefits, and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to more than 1200 retail locations throughout the State of New York.

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services which contributed 13.1% and 20.1% of consolidated gross revenues for the three months ended December 31, 1997 and 1996, respectively and 14.0% and 23.0% of consolidated gross revenues for the six months ended December 31, 1997 and 1996, respectively. The Company's contracts with the Commonwealth of Pennsylvania, which are included in this amount, contributed 6.1% and 9.4% of consolidated gross revenues for the three months ended December 31, 1997 and 1996, respectively and 6.3% and 11.2% of consolidated gross revenues for the six months ended December 31, 1997 and 1996, respectively. The Commonwealth of Pennsylvania initiated the implementation of an electronic benefit transfer system in January 1998 and, based on communication with the Commonwealth, implementation is expected to be completed in calendar 1998. Upon completion, this plan would result in the termination of all of the Company's contracts with the Commonwealth of Pennsylvania. In the event that the contracts are terminated, the Company intends to operate many of these locations as stand-alone check cashing sites. However there can be no assurance that the installation of such systems will not have a material adverse affect on the Company's results of operations or financial condition.

2.    ACQUISITIONS

During fiscal 1997, the Company acquired the entities described below (collectively referred to as the "Acquisitions"), which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statements of operations for the periods in which they were owned by the Company. The total purchase price for each acquisition has been allocated to assets acquired and liabilities assumed based on the estimated fair values.

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

In November 1996, the Company acquired all of the outstanding capital stock of National Money Mart Inc. ("Money Mart") for approximately $17.7 million (of which approximately $500,000 was in the form of Holdings' common stock). Money Mart owns 36 check cashing stores and franchises 107 check cashing stores, all of which operate in Canada under the "Money Mart" name.

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

The following unaudited pro forma information for the six months ended December 31, 1996 presents the results of operations as if the Acquisitions had occurred on July 1, 1996. Amounts shown for the six months ended December 31, 1997 represent actual operating results. The pro forma operating results include the results of operations for these acquisitions for the indicated period and reflect the amortization of intangible assets arising from the acquisitions and increased interest expense on acquisition debt. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                    FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                           (UNAUDITED)
                                                  ------------------------------
                                                      1997             1996
                                                  -------------    -------------
                                                      (DOLLARS IN THOUSANDS)

    Total revenues................................  $53,005          $49,805
    Net income (loss).............................  $ 1,402         $ (1,298)



3. SUBSIDIARY GUARANTOR CONDENSED FINANCIAL INFORMATION

In November 1996, the Company raised approximately $110 million of gross proceeds by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Company's payment obligations under the Notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future domestic subsidiaries. The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's existing credit facilities and any successor credit facility. Pursuant to the indenture of the Senior Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the notes, including the Company's Canadian subsidiary formed in fiscal year 1997.

The Company is a holding company with no assets, independent operations, or cash flows other than its investment in its subsidiaries. There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at December 31, 1997, and the consolidating statement of operations and cash flows for the six month period ended December 31, 1997 of the Company (on a parent-company basis), combined domestic Guarantors, Canadian subsidiary Guarantor, and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)


At December 31, 1997:                             Dollar          Domestic       Canadian
                                                  Financial      Subsidiary     Subsidiary
                                                  Group, Inc.    Guarantors     Guarantor      Eliminations     Consolidated
                                                  -----------    -----------    -----------    -------------    ------------
ASSETS
Cash                                                     $27        $41,748        $12,298             $---         $54,073
Accounts receivable                                    2,328          4,908            965          (1,824)           6,377
Prepaid expenses                                         647          1,449            176              ---           2,272
Deferred income taxes                                    795             62            ---              ---             857
Note receivable-officer                                  200            ---            ---              ---             200
Due from affiliates                                   74,027            ---            ---         (74,027)             ---
Properties and equipment, net                            930          5,042          1,933              ---           7,905
Intangible assets, net                                   ---         74,349         27,985              ---         102,334
Debt issuance costs, net                               5,157            ---            ---              ---           5,157
Investment in subsidiaries                            73,578            ---            ---         (73,578)             ---
Other                                                  1,098            469            173              ---           1,740
                                                  -----------    -----------    -----------    -------------    ------------
                                                    $158,787       $128,027        $43,530       ($149,429)        $180,915
                                                  ===========    ===========    ===========    =============    ============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable and accrued expenses                 $5,422        $14,949         $6,806         ($1,824)         $25,353
Due to affiliates                                        ---         49,166         24,861         (74,027)             ---
Revolving credit facility                              3,993            ---            ---              ---           3,993
Long term debt and subordinated notes payable        110,166          2,677            ---              ---         112,843
                                                  -----------    -----------    -----------    -------------    ------------
                                                     119,581         66,792         31,667         (75,851)         142,189
Shareholder's equity:
Common stock                                             ---            ---            ---              ---             ---
Additional paid-in capital                            40,941         46,614         10,797         (57,411)          40,941
Retained earnings (accumulated deficit)                (676)         14,621          1,546         (16,167)           (676)
Foreign currency translation                         (1,059)            ---          (480)              ---         (1,539)
                                                  -----------    -----------    -----------    -------------    ------------
Total shareholder's equity                            39,206         61,235         11,863         (73,578)          38,726
                                                  -----------    -----------    -----------    -------------    ------------
                                                    $158,787       $128,027        $43,530       ($149,429)        $180,915
                                                  ===========    ===========    ===========    =============    ============

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


Six Months Ended December 31, 1997:                    Dollar          Domestic       Canadian
                                                       Financial      Subsidiary     Subsidiary
                                                       Group, Inc.    Guarantors      Guarantor     Eliminations     Consolidated
                                                       -----------    -----------    ------------   ------------     ------------
Revenues                                                       $1        $40,928         $12,076           $---          $53,005
Store and regional expenses:
   Salaries and benefits                                      ---         13,391           3,333            ---           16,724
   Occupancy                                                  ---          3,895           1,014            ---            4,909
   Depreciation                                               ---            687             198            ---              885
   Other                                                      ---         11,297           1,621            ---           12,918
                                                       -----------    -----------    ------------   ------------     ------------
Total store and regional expenses                             ---         29,270           6,166            ---           35,436

Corporate expenses                                          4,274            ---           1,377            ---            5,651
(Gain) loss on store closings and sales                        60           (72)               2            ---             (10)
Other depreciation and amortization                           143          1,662             584            ---            2,389
Interest expense                                            4,764            125           1,505            ---            6,394
                                                       -----------    -----------    ------------   ------------     ------------

Income (loss) before taxes                                (9,240)          9,943           2,442            ---            3,145
Income taxes provision (benefit)                          (1,582)          1,946           1,379            ---            1,743
                                                       -----------    -----------    ------------   ------------     ------------

Income (loss) before equity in net income (loss)
of subsidiaries                                           (7,658)          7,997           1,063            ---            1,402
Equity in net income of subsidiaries:
Domestic subsidiary guarantors                              7,997            ---             ---        (7,997)              ---
Canadian subsidiary guarantor                               1,063            ---             ---        (1,063)              ---
                                                       -----------    -----------    ------------   ------------     ------------
Net income                                                 $1,402         $7,997          $1,063       ($9,060)           $1,402
                                                       ===========    ===========    ============   ============     ============


                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

Six Months Ended December 31, 1997:                    Dollar          Domestic       Canadian
                                                       Financial      Subsidiary     Subsidiary
                                                       Group, Inc.    Guarantors      Guarantor     Eliminations     Consolidated
                                                       -----------    -----------    ------------   ------------     ------------
Cash flows from operating activities:
Net income                                                 $1,402         $7,997          $1,063       ($9,060)           $1,402
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Undistributed income of subsidiaries                 (9,060)            ---             ---          9,060              ---
     Depreciation and amortization                            419          2,342             781            ---            3,542
     Gains (losses) on store closings and sales                60           (72)               2            ---             (10)
     Deferred tax benefit                                    (52)            ---             ---            ---             (52)
     Change in assets and liabilities (net of
      effect of acquisitions):
         (Increase) decrease in accounts receivable           186          1,274           (310)            554            1,704
         (Increase) decrease in prepaid expenses
          and other assets                                  (400)          (245)               8            ---            (637)
         Increase (decrease) in accounts payable
          and accrued expenses                            (2,278)          1,876           3,993          (554)            3,037
                                                       -----------    -----------    ------------   ------------     ------------
Net cash provided by (used in) operating activities       (9,723)         13,172           5,537            ---            8,986

Cash flows from investing activities:
     Gross proceeds from sale of fixed assets                 ---            197             ---            ---              197
     Additions to properties and equipment                  (181)          (763)           (266)            ---          (1,210)
     Additions net of cash acquired                           ---          (193)             ---            ---            (193)
     Net decrease in due from affiliates                   18,005            ---             ---       (18,005)              ---
                                                       -----------    -----------    ------------   ------------     ------------
Net cash provided by (used in) investing activities        17,824          (759)           (266)       (18,005)          (1,206)

Cash flows from financing activities:
     Payments on subordinated notes payable                 (120)            (7)             ---            ---            (127)
     Net decrease in revolving credit facilities          (7,740)            ---           (454)            ---          (8,194)
     Payment of debt issuance costs                          (56)            ---             ---            ---             (56)
     Payments on financed insurance premiums                (161)            ---             ---            ---            (161)
     Net decrease in due to parent and affiliates             ---       (14,718)         (3,287)         18,005              ---
                                                       -----------    -----------    ------------   ------------     ------------
Net cash (used in) provided by financing activities       (8,077)       (14,725)         (3,741)         18,005          (8,538)

Effect of exchange rate on cash                               ---            ---           (374)            ---            (374)
                                                       -----------    -----------    ------------   ------------     ------------
Net increase (decrease) in cash                                24        (2,312)           1,156            ---          (1,132)
Cash at beginning of period                                     3         44,060          11,142            ---           55,205
                                                       -----------    -----------    ------------   ------------     ------------
Cash at end of period                                         $27        $41,748         $12,298           $---          $54,073
                                                       ===========    ===========    ============   ============     ============

                          DOLLAR FINANCIAL GROUP, INC.

4.   STORE CLOSINGS AND SALES

During the six month period ended December 31, 1997, the Company sold all of its stores in Michigan and sold or closed five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under contracts with state and local municipalities. As a result of declining caseloads and increasing costs, the Company determined that these locations could not provide acceptable levels of profitability. Included in the accompanying consolidated statements of operations for the six months ended December 31, 1997 and 1996, are revenues of $437,000 and $1,174,000 respectively, and store expenses of $483,000 and $1,265,000 respectively, related to these stores. The gain recognized in the six months ended December 31, 1997 related to the sale and closure of these stores was not material.

                          SUPPLEMENTAL STATISTICAL DATA




                                                               December 31,
COMPANY OPERATING DATA:                                    1997           1996
                                                           ----           ----

Stores in operation:
   Company-Owned............................                351            321
   Franchised Stores........................                 70            106
                                                             --            ---

Total.......................................                421            427
                                                            ===            ===


----------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                 Six Months Ended
                                                             December 31,                      December 31,
                                                   ----------------------------     ----------------------------
OPERATING DATA:                                            1997           1996              1997           1996
                                                           ----           ----              ----           ----
Face amount of checks cashed (in millions)              $   569        $   451           $ 1,133        $   764
Face amount of average check                            $   269        $   276           $   272        $   281
Face amount of average check (excluding Canada)         $   273        $   279           $   277        $   282
Average fee per check                                   $  8.09        $  7.34           $  8.09        $  7.24
Number of checks cashed (in thousands)                    2,116          1,631             4,170          2,721
Adjusted EBITDA(1)                                      $ 6,775        $ 4,306           $12,854        $ 6,844
Adjusted EBITDA Margin1                                   25.2%          22.4%             24.3%          20.8%

----------------------------------------------------------------------------------------------------------------

                                                           Three Months Ended                Six Months Ended
                                                               December 31,                     December 31,
                                                   ----------------------------     ----------------------------
COLLECTIONS DATA:                                          1997           1996              1997           1996
                                                           ----           ----              ----           ----

Face amount of returned checks (in thousands)            $3,594         $2,363            $6,989         $4,008
Collections (in thousands)                                2,443          1,539             4,827          2,610
                                                          -----          -----             -----          -----
Net write-offs (in thousands)                            $1,151         $  824            $2,162         $1,398
                                                         ======         ======            ======         ======

Collections as a percentage of
   returned checks                                        68.0%          65.1%             69.1%          65.1%
Net write-offs as a percentage of
   check cashing revenues                                  6.7%           6.9%              6.4%           7.1%
Net write-offs as a percentage of the
   face amount of checks cashed                            0.2%           0.2%              0.2%           0.2%


--------
(1) Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, noncash charges to earnings associated with foreign currency translations, and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt, the Company's lenders use them for the purpose of analyzing the Company's performance with respect to the Company's new revolving credit facility and the Indenture, and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a consumer financial services company operating the second largest check cashing store network in the United States and the largest such network in Canada. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, money orders, money transfers, bill payment and distribution of public assistance benefits.

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at December 31, 1997 and the results of operations for the three and six months ended December 31, 1997 and 1996. The results for the three and six months ended December 31, 1997 are not necessarily indicative of the results for the full fiscal year.

The Company's revenues from government services decreased for the three and six months ended December 31, 1997 as compared to the three and six months ended December 31, 1996. The Company expects that its revenues from the distribution of public assistance benefits will continue to decline due to a number of factors. A number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated the implementation of an electronic benefit transfer system in January 1998 and, based on communication with the Commonwealth, implementation is expected to be completed in calendar 1998. Upon completion, this plan would result in the termination of all of the Company's contracts in the Commonwealth of Pennsylvania. In the event that the contracts are terminated, the Company intends to continue to operate many of these locations as stand alone check cashing sites. However, there can be no assurance that the installation of such systems will not have a material adverse effect on the Company's results of operations or financial condition. The Company's contracts with the Commonwealth of Pennsylvania contributed 6.1% and 9.4% respectively of consolidated gross revenues for the three months ended December 31, 1997 and 1996, respectively and 6.3% and 11.2% of consolidated gross revenues for the six months ended December 31, 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

REVENUE ANALYSIS

                                     Three Months Ended December 31,                        Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          (Percentage of                                         (Percentage of
                             ($ in thousands)             Total Revenue)            ($ in thousands)             Total Revenue)
                          ------------------------     ----------------------    -----------------------    ------------------------
                            1997          1996           1997         1996         1997         1996          1997          1996
                          ----------    ----------     ---------    ---------   -----------   ----------    ----------    ----------
Check Cashing               $17,122       $11,978        63.7%        62.2%        $33,733      $19,710       63.7%         59.9%
Government Services           3,506         3,866        13.1         20.1           7,439        7,551        14.0          23.0
Other Revenue                 6,233         3,411        23.2         17.7          11,833        5,639        22.3          17.1
                          ==========    ==========     =========    =========   ===========   ==========    ==========    ==========
Total Revenue               $26,861       $19,255       100.0%       100.0%        $53,005      $32,900      100.0%        100.0%
                          ==========    ==========     =========    =========   ===========   ==========    ==========    ==========

------------------------------------------------------------------------------------------------------------------------------------


QUARTER COMPARISONS

Total revenues were $26.9 million for the three months ended December 31, 1997 compared to $19.3 million for the three months ended December 31, 1996, an increase of $7.6 million or 39.4%. The Acquisitions accounted for an increase of $7.1 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $1.7 million or 11.8%. Check cashing revenue increased 7.0% and other revenues increased 43.7%, primarily as a result of increased revenues from the Cash `Til Payday loan product. Partially offsetting these increases, however, was an 8.0% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company. Government services revenues accounted for 13.1% of total revenues for the three months ended December 31, 1997, a decrease from 20.1% of total revenues for the three months ended December 31, 1996.


SIX MONTH COMPARISONS

Total revenues were $53.0 million for the six months ended December 31, 1997 compared to $32.9 million for the six months ended December 31, 1996, an increase of $20.1 million or 61.1%. The Acquisitions accounted for an increase of $19.0 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $2.1 million or 13.0%. Check cashing revenue increased 12.7% and other revenues increased 41.8%, primarily as a result of increased revenues from the Cash `Til Payday loan product. Partially offsetting these increases, however, was a $0.3 million or 7.5% decline in revenues from government services due to a decline in the volume of benefits distributed by the Company.

STORE AND REGIONAL EXPENSE ANALYSIS

                                         Three Months Ended December 31,                        Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                       (Percentage of                                           (Percentage of
                            ($ in thousands)           total revenue)             ($ in thousands)              total revenue)
                          ----------------------    ----------------------     ------------------------    -------------------------
                            1997         1996         1997         1996          1997          1996          1997            1996
                          ---------    ---------    ---------    ---------     ----------    ----------    ----------     ----------
Salaries and benefits       $8,265       $6,483        30.8%        33.7%        $16,724       $11,174         31.6%          34.0%
Occupancy                    2,452        1,922          9.1        10.0           4,909         3,317          9.3           10.1
Depreciation                   447          327          1.7         1.7             885           570          1.7            1.7
Other                        6,411        4,895        23.8         25.4          12,918         8,542         24.3           26.0
                          =========    =========    =========    =========     ==========    ==========    ==========     ==========
Total store and regional
   expenses                $17,575      $13,627        65.4%        70.8%        $35,436       $23,603         66.9%          71.8%
                          =========    =========    =========    =========     ==========    ==========    ==========     ==========

------------------------------------------------------------------------------------------------------------------------------------

QUARTER COMPARISONS

Store and regional expenses were $17.6 million for the three months ended December 31, 1997 compared to $13.6 million for the three months ended December 31, 1996, an increase of $4.0 million or 29.4%. The Acquisitions accounted for an increase of $3.5 million. Total store and regional expenses for the three months ended December 31, 1997 declined to 65.4% of total revenue compared to 70.8% of total revenue for the three months ended December 31, 1996 due to an improvement in store level profitability.


SIX MONTH COMPARISONS

For the six months ended December 31, 1997, store and regional expenses were $35.4 million compared to $23.6 million for the six months ended December 31, 1996, an increase of $11.8 million or 50.0%. The Acquisitions accounted for an increase of $10.8 million. A continued improvement in store level profitability has resulted in a decrease in total store and regional expenses as a percentage of total revenue from 71.8% for the six months ended December 31, 1996 to 66.9% for the same period in 1997.

OTHER EXPENSE ANALYSIS

                                    Three Months Ended December 31,                         Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------


                            ($ in thousands)             (Percentage of            ($ in thousands)            (Percentage of
                                                            revenues)                                             revenues)
                         ------------------------     ----------------------    -----------------------    ------------------------
                           1997          1996           1997         1996         1997          1996         1997          1996
                         ----------    ----------     ---------    ---------    ----------    ---------    ---------    -----------
Corporate expenses          $3,009        $1,649         11.2%         8.6%        $5,651        3,023        10.7%           9.2%
Loss (gain) on store
   closings and sales           30            25          0.1          0.1           (10)            7         n/a            0.0
Other depreciation and
   amortization              1,186           931          4.4          4.8          2,389        1,590         4.5            4.8
Interest expense             3,175         2,355         11.8         12.2          6,394        3,712        12.1           11.3
Income taxes                 1,102           371          4.1          1.9          1,743          617         3.3            1.9

------------------------------------------------------------------------------------------------------------------------------------


QUARTER COMPARISONS

Corporate Expense

Corporate expenses were $3.0 million for the three months ended December 31, 1997 compared to $1.6 million for the three months ended December 31, 1996, an increase of $1.4 million or 87.5%. This increase resulted from the additional corporate costs, primarily salaries and benefits, associated with the establishment of a national collections department and the Acquisitions completed during fiscal 1996 and 1997. Additional costs have been incurred as a result of the implementation of various strategic initiatives including full roll-out of the Cash `Til Payday loan product and the opening of Loan Mart stores in the Seattle market, which offer only Cash `Til Payday unsecured short-term loans.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $1.2 million for the three months ended December 31, 1997 compared to $0.9 million for the three months ended December 31, 1996, an increase of $0.3 million or 33.3%. This increase resulted primarily from the amortization expense associated with the goodwill and other intangibles recognized as part of the Acquisitions.

Interest Expense

Interest expense was $3.2 million for the three months ended December 31, 1997 compared to $2.4 million for the three months ended December 31, 1996, an increase of $0.8 million or 33.3%. This increase was primarily attributable to increased average outstanding indebtedness used to finance the Acquisitions.

Income Taxes

The provision for income taxes was $1.1 million for the three months ended December 31, 1997 compared to $0.4 million for the three months ended December 31, 1996, an increase of $0.7 million. The Company's effective tax rate was 58.4% and 55.5% for the three months ended December 31, 1997 and 1996, respectively, and is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

SIX MONTH COMPARISONS

Corporate Expense

Corporate expenses were $5.7 million for the six months ended December 31, 1997 compared to $3.0 million for the six months ended December 31, 1996, an increase of $2.7 million or 90.0%. This increase resulted from the additional corporate costs, primarily salaries and benefits associated with the establishment of a national collections department and the Acquisitions completed during fiscal 1996 and 1997. Additional costs have been incurred as a result of the implementation of various strategic initiatives including full roll-out of the Cash `Til Payday loan product and the opening of Loan Mart stores in the Seattle market, which offer only Cash `Til Payday unsecured short-term loans.

(Loss) Gain on Store Closings and Sales

During the six months ended December 31, 1997 the Company sold all of its stores in Michigan and sold or closed five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under contracts with state and local municipalities.

Other Depreciation and Amortization

Other depreciation and amortization expenses increased $0.8 million or 50.0% during the period, from $1.6 million for the six months ended December 31, 1996 to $2.4 million for the six months ended December 31, 1997. This increase was primarily attributable to the amortization expense associated with the goodwill and other intangibles recorded as part of the Acquisitions.

Interest Expense

Interest expense of $6.4 million for the six months ended December 31, 1997 represented an increase of $2.7 million, or 73.0% over the comparable period in 1996. This increase was primarily attributable to the increased average outstanding indebtedness used to finance the Acquisitions.

Income Taxes

Income taxes expense was $1.7 million for the six months ended December 31, 1997, an increase of $1.1 million over the same period in 1996. The Company's effective tax rate was 55.4% and 63.9% for the six months ended December 31, 1997 and 1996, respectively, and is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

CHANGES IN FINANCIAL CONDITION

Cash balances and the revolving credit facility balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 1997, cash decreased by $1.1 million and the revolving credit facility balance decreased by $8.2 million due to cash generated from operations of $9.0 million.


LIQUIDITY AND CAPITAL RESOURCES

In November 1996, the Company raised approximately $110 million of gross proceeds by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Notes require semi-annual cash interest payments due in November and May. Simultaneously with the offering of the Notes (the "Offering"), the Company entered into a revolving credit facility (the "New Revolving Credit Facility") which allows borrowings in an amount not to exceed the lesser of $25.0 million or a borrowing base as set forth in the new revolving credit facility agreement. The Offering generated gross proceeds of $110.0 million which were used to repay all of the Company's existing indebtedness (including indebtedness incurred to finance the August 1996 acquisitions of Any Kind and ABC), and to fund the November 1996 acquisitions of Money Mart, Cash-N-Dash and C&C and to pay fees and expenses. The remaining proceeds from the Offering were used to fund the April 1997 acquisition of Canadian Capital Corporation. Availability under the New Revolving Credit Facility is subject to certain restrictions. Borrowings under the New Credit Facility as of December 31, 1997 were $4.0 million. The New Revolving Credit Facility and the indenture governing the Notes contain certain covenants and restrictions relating to, among other things, future acquisitions, dividend payments, maintenance of certain financial ratios and the incurrence of additional indebtedness. In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operation, which provides for borrowings up to $5.0 million.

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings' Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and finance acquisitions. For the six months ended December 31, 1997 and 1996, the Company had net cash provided by operating activities of $9.0 million and $6.7 million, respectively, which cash was used for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology, and acquisitions. The Company's total budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $3.0 million during its fiscal year ending June 30, 1998. As of December 31, 1997, the Company had made capital expenditures of $1.2 million. The actual amount of capital expenditures will depend in part upon the number of new stores acquired and the number of stores remodeled. In addition, the Company intends to spend up to $2.0 million over the next two years to purchase the equipment necessary to implement a point-of-sale system.

The Company is highly leveraged and borrowings under the New Revolving Credit Facility will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the New Revolving Credit Facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company, including the operations acquired in the Acquisitions, and the anticipated benefits resulting from operating efficiencies due to the Acquisitions. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and an expansion of the Company's Cash `Til Payday Loan Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed charges, including debt service. As a result of the foregoing assumptions, which the Company believes to be reasonable, the Company expects to be able to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments on the Notes and payments of interest and principal on other indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the New Revolving Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of the principal of the Notes on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.


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

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has evaluated all tools, resources, databases, operating systems, and appropriate hardware used by the Company and its subsidiaries. As a result, management has defined what it believes to be the appropriate structure to execute all necessary Year 2000 projects which include, but are not limited to, improvements, replacement applications and conversions.

The Company's store operations, which includes its point-of-sale system, will not be significantly affected by the Year 2000 Issue, however, the Company has identified external systems that are currently not Year 2000 compliant and has initiated communication with these vendors regarding their plans to remedy the Year 2000 issues. Although the Company believes these vendors will conform on a timely basis, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner and would not have an adverse effect on the Company's systems.

The Company expects the Year 2000 projects to be complete by early 1999 and does not expect the costs to be material. The Company does not expect the projects to have a significant effect on operations.

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

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   DOLLAR FINANCIAL GROUP, INC.

Dated:  February 13, 1998          *By:   /s/ Richard S. Dorfman
                                        ---------------------------------------
                                         Name: Richard S. Dorfman
                                         Title: Executive Vice President and
                                                Chief Financial Officer,
                                                (principal financial and
                                                chief accounting officer)





*    The signatory hereto is
     the principal financial
     and chief accounting
     officer and has been
     duly authorized to sign
     on behalf of the registrant.

                                 EXHIBIT INDEX


Exibit No.
----------

  27.1               Financial Data Schedule