Form 10-Q
period 1998-03-31
DOLLAR FINANCIAL GROUP INC
filed 1998-05-15
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         Indicate by check [x] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x} No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 100
                                                              ---

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX




PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements.................................................3

         Interim Consolidated Balance Sheets as of March 31, 1998
         (unaudited), and June 30, 1997.......................................3

         Interim Unaudited Consolidated Statements of Operations for the
         Three and Nine Months Ended March 31, 1998 and 1997..................4

         Interim Unaudited Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1998 and 1997............................5

         Notes to Interim Unaudited Consolidated Financial Statements.........6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................14

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk....................................................23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................24

Item 2.  Changes in Securities................................................24

Item 3.  Defaults Upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits and Reports on Form 8-K.....................................24

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                          March 31,      June 30,
                                            1998           1997
                                       ---------------  --------------
ASSETS                                   (unaudited)

Cash and cash equivalents                    $59,352       $55,205
Accounts receivable                            6,031         8,101
Prepaid expenses                               2,094         1,647
Deferred income taxes                            707           805
Note receivable -- officer                       200           200
Properties and equipment, net of
  accumulated depreciation
  of $5,180  and $3,686                        7,964         7,934
Cost assigned to contracts acquired,
  net of accumulated amortization of $419
  and $235                                       273           457
Cost in excess of net assets acquired,
  net of accumulated amortization of
  $7,484  and $4,754                         101,773       103,313
Covenants not to compete, net of
  accumulated amortization
  of $797 and $418                               919         1,558
Debt issuance costs, net of
accumulated amortization of
 $729 and $306                                 5,002         5,370
Other                                          1,774         1,398
                                           ---------     ---------
                                            $186,089      $185,988
                                           =========     =========

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable                             $15,064       $14,130
Advance from money transfer agent              3,000         3,000
Accrued expenses                               7,115         3,365
Accrued interest payable                       5,117         1,942
Revolving credit facilities                      ---        12,187
Long-term debt and subordinated notes          2,769         2,804
payable
10-7/8 % Senior Notes due 2006               110,000       110,000
Shareholder's equity:
   Common stock, $1 par value: 20,000
   shares Authorized; 100 shares
   issued and outstanding at
   March 31, 1998 and June 30, 1997              ---           ---
Additional paid-in capital                    40,941        40,941
Retained earnings (accumulated
deficit)                                      3,298        (2,078)
Foreign currency translation                 (1,215)         (303)
                                           ---------      --------
 Total shareholder's equity                   43,024        38,560
                                           ---------      --------
                                            $186,089      $185,988
                                           =========     =========

        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                Three Months       Nine Months
                                   Ended              Ended
                                 March 31,          March 31,
                                -------------     --------------
                                1998    1997       1998    1997
                                ----    ----       ----    ----

Revenues                      $30,154 $23,977    $83,159 $56,871

Store and regional expenses:
   Salaries and benefits        8,466   7,402     25,190  18,576
   Occupancy                    2,386   2,218      7,295   5,535
   Depreciation                   450     421      1,335     991
   Other                        5,098   5,789     18,014  14,332
                               ------  ------     ------  ------
Total store and regional
expenses                       16,400  15,830     51,834  39,434
Corporate expenses              2,612   2,137      8,263   5,160
Loss on store closings and
sales                              30      25         20      32
Other depreciation and          1,184   1,153      3,576   2,743
amortization
Interest expense                3,203   3,123      9,595   6,829
                               ------  ------     ------  ------
Income before taxes             6,725   1,709      9,871   2,673
Income tax provision            2,751   1,387      4,495   2,003
                               ------  ------     ------  ------
Income before extraordinary
item                            3,974     322      5,376     670
Extraordinary loss on debt
  extinguishment
  (net of income tax
  benefit of $1,042)              ---     ---        ---  (2,023)
                               ------  ------     ------  ------
Net income (loss)              $3,974    $322     $5,376 ($1,353)
                               ======  ======     ======  ======


        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   Nine Months Ended
                                                       March 31,
                                                 --------------------------

                                                  1998           1997
                                                  ----           ----

Cash flows from operating activities:
Net income (loss)                               $ 5,376        $(1,353)

Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
      Depreciation and amortization               5,335          4,038
      Loss on store closings and sales               20             32
      Extraordinary loss on debt
      extinguishment                                ---          2,023
      Deferred tax provision                         98            216
      Change in assets and liabilities
      (net of effect of acquisitions):
        Decrease (increase) in accounts
        receivable                                2,077          (958)
        Increase in prepaid expenses
        and other assets                           (461)         (982)
        Increase in accounts payable and
        accrued expenses                          7,814         6,964
                                                -------        ------
Net cash provided by operating activities        20,259         9,980
Cash flows from investing activities:
Acquisitions, net of cash acquired               (1,751)      (59,924)
Gross proceeds from sale of fixed assets            202           ---
Additions to properties and equipment            (1,698)       (1,252)
                                               --------       -------
Net cash used in investing activities            (3,247)      (61,176)
Cash flows from financing activities:
Payments on long-term debt                          ---       (66,788)
Payments on subordinated notes payable            (132)          (344)
Net decrease in revolving credit
facilities                                     (12,187)        (7,738)
Proceeds from long-term debt                       ---        145,000
Proceeds from advance from money transfer
agent                                              ---          3,000
Payments of debt issuance costs                    (56)        (7,407)
Payments on financed insurance premiums           (229)           ---
Proceeds from equity contribution from
parent                                             ---          21,652
                                               -------         -------
Net cash (used in) provided by financing
activities                                     (12,604)         87,375
                                               -------         -------
Effect of exchange rate changes on cash           (261)           (166)
                                               -------         -------
Net increase in cash and cash equivalents        4,147          36,013
Cash and cash equivalents at beginning of
period                                          55,205          22,545
                                               -------         -------
Cash and cash equivalents at end of
period                                         $59,352         $58,558
                                               =======         =======
Supplemental disclosures of cash flow
information:
Interest paid                                   $6,425          $1,841
Income taxes paid                               $1,591             $21

Supplemental schedule of noncash
investing and financing activities:
Capital contribution from parent in
connection with acquisition of
   AnyKind Check Cashing Centers, Inc.          $ ---           $2,000
Financing provided for insurance premiums       $ 327             $166

Capital contribution from parent in
connection with acquisition of
    Cash-N-Dash Check Cashing, Inc.             $ ---             $500

Capital contribution from parent in
connection with acquisition of
    National Money Mart, Inc.                   $ ---             $520



        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed interim unaudited consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, it is suggested that the interim unaudited consolidated financial statements be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

OPERATIONS

Dollar Financial Group, Inc. is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and there are no differences between the consolidated results of operations of Holdings and those of the Company. Holdings has no employees or operating activities. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 422 locations (of which 352 are company owned) operating as Check Mart(R), Money Mart, Loan Mart, Chex$Cashed, QwiCash(R), Almost-A-Banc, Financial Exchange Company(R), ABC Check Cashing, AnyKind Check Cashing Centers, C&C Check Cashing, Cash-N-Dash Check Cashing, Quikcash and The Service Centers in thirteen states, the District of Columbia and Canada. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, consumer loans, issuance of food stamps and other welfare benefits, and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to more than 1200 retail locations throughout the State of New York.

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services which contributed 13.3% and 17.9% of consolidated gross revenues for the three months ended March 31, 1998 and 1997, respectively and 13.8% and 20.8% of consolidated gross revenues for the nine months ended March 31, 1998 and 1997, respectively. The Company's contracts with the Commonwealth of Pennsylvania, which are included in this amount, contributed 7.5% and 7.6% of consolidated gross revenues for the three months ended March 31, 1998 and 1997, respectively and 6.8% and 9.7% of consolidated gross revenues for the nine months ended March 31, 1998 and 1997, respectively. The Commonwealth of Pennsylvania initiated the implementation of an electronic benefit transfer (EBT) system in January 1998 and, based on communication with the Commonwealth,

                          DOLLAR FINANCIAL GROUP, INC.

implementation is expected to be substantially completed by June 30, 1998. Upon completion, this plan would result in the termination of all of the Company's contracts with the Commonwealth of Pennsylvania. During the quarter ended March 31, 1998, the Company signed an agreement with the Commonwealth of Pennsylvania which provides for the payment of $2.5 million to compensate the Company for the decline in transactional revenues during the implementation period. The Company will recognize the payment during the EBT implementation period and has recognized $1.0 million during the three months ended March 31, 1998. Management believes the installation of such systems will not have a material adverse affect on the Company's results of operations or financial condition. The Company intends to operate many of these locations as stand-alone check cashing sites.

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

In November 1996, the Company acquired all of the outstanding capital stock of National Money Mart Inc. ("Money Mart") for approximately $17.7 million (of which approximately $500,000 was in the form of Holdings' common stock). Money Mart owned 36 check cashing stores and franchised 107 check cashing stores, all of which operated in Canada under the "Money Mart" name.

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

The following unaudited pro forma information for the nine months ended March 31, 1997 presents the results of operations as if the Acquisitions had occurred on July 1, 1996. Amounts shown for the nine months ended March 31, 1998 represent actual operating results. The pro forma operating results include the results of operations for these acquisitions for the indicated period and reflect the amortization of intangible assets arising from the acquisitions and increased interest expense on acquisition debt. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                  NINE MONTHS ENDED
                                                      MARCH 31,
                                                     (UNAUDITED)
                                            ------------------------------
                                                1998             1997
                                            -------------    -------------
                                                (DOLLARS IN THOUSANDS)

                Revenues  ..................  $83,159          $76,423
                Net income (loss)...........  $ 5,376          $ (366)



3. SUBSIDIARY GUARANTOR CONDENSED FINANCIAL INFORMATION

In November 1996, the Company raised approximately $110 million of gross proceeds by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Company's payment obligations under the Notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future domestic subsidiaries. The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's existing credit facility and any successor credit facility. Pursuant to the indenture governing the Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the notes, including the Company's Canadian subsidiary formed in fiscal year 1997.

The Company is a holding company with no assets, independent operations, or cash flows other than its investment in its subsidiaries. There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at March 31, 1998, and the consolidating statements of operations and cash flows for the nine month period ended March 31, 1998 of the Company (on a parent-company basis), combined domestic subsidiary Guarantors, Canadian subsidiary Guarantor, and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

At March 31, 1998:

                                                  Dollar          Domestic       Canadian
                                                  Financial      Subsidiary     Subsidiary
                                                  Group,         Guarantors     Guarantor      Eliminations     Consolidated
                                                     Inc.
                                                  -----------    -----------    -----------    -------------    ------------
ASSETS

Cash and cash equivalents............................   $981        $45,459        $12,912             $---         $59,352
Accounts receivable..................................  3,056          4,237          1,218          (2,480)           6,031
Prepaid expenses.....................................    662          1,219            213              ---           2,094
Deferred income taxes................................    645             62            ---              ---             707
Note receivable-officer..............................    200            ---            ---              ---             200
Due from affiliates.................................. 71,975            ---            ---         (71,975)             ---
Properties and equipment, net........................    937          4,995          2,032              ---           7,964
Intangible assets, net...............................    ---         73,746         29,219              ---         102,965
Debt issuance costs, net.............................  5,002            ---            ---              ---           5,002
Investment in subsidiaries........................... 79,745            ---            ---         (79,745)             ---
Other................................................  1,089            539            146              ---           1,774
                                                  -----------    -----------    -----------    -------------    ------------
                                                    $164,292       $130,257        $45,740       ($154,200)        $186,089
                                                  ===========    ===========    ===========    =============    ============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable and accrued expenses................$10,800        $13,716         $8,260         ($2,480)         $30,296
Due to affiliates....................................    ---         47,168         24,807         (71,975)             ---
Revolving credit facilities..........................    ---            ---            ---              ---             ---
Long term debt and subordinated notes payable........110,097          2,672            ---              ---         112,769
                                                  -----------   -----------    -----------    -------------    ------------
                                                     120,897         63,556         33,067         (74,455)         143,065
Shareholder's equity:
Common stock.........................................    ---            ---            ---              ---             ---
Additional paid-in capital........................... 40,941         46,614         10,797         (57,411)          40,941
Retained earnings....................................  3,298         20,087          2,247         (22,334)           3,298
Foreign currency translation.........................  (844)            ---          (371)              ---         (1,215)
                                                  -----------    -----------    -----------    -------------    ------------
Total shareholder's equity........................... 43,395         66,701         12,673         (79,745)          43,024
                                                  ===========    ===========    ===========    =============    ============
                                                    $164,292       $130,257        $45,740       ($154,200)        $186,089
                                                  ===========    ===========    ===========    =============    ============

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



Nine Months Ended March 31, 1998:                      Dollar          Domestic       Canadian
                                                       Financial      Subsidiary     Subsidiary
                                                       Group, Inc.    Guarantors      Guarantor     Eliminations     Consolidated
                                                       -----------    -----------    ------------   ------------     ------------

Revenues.............................................          $4        $65,107         $18,048           $---          $83,159
Store and regional expenses:
   Salaries and benefits.............................         ---         20,047           5,143            ---           25,190
   Occupancy.........................................         ---          5,729           1,566            ---            7,295
   Depreciation......................................         ---          1,036             299            ---            1,335
   Other.............................................         ---         15,468           2,546            ---           18,014
                                                       -----------    -----------    ------------   ------------     ------------
Total store and regional expenses....................         ---         42,280           9,554            ---           51,834

Corporate expenses...................................       6,611            ---           1,652            ---            8,263
(Gain) loss on store closings and sales..............          90           (72)               2            ---               20
Other depreciation and amortization..................         223          2,474             879            ---            3,576
Interest expense.....................................       7,239            187           2,169            ---            9,595
                                                       -----------
                                                                      -----------    ------------   ------------     ------------

Income (loss) before taxes..........................     (14,159)         20,238           3,792            ---            9,871
Income taxes provision (benefit).....................     (1,754)          4,227           2,022            ---            4,495
                                                       -----------    -----------    ------------   ------------     ------------

Income (loss) before equity in net income of
   subsidiaries......................................    (12,405)         16,011           1,770            ---            5,376
Equity in net income of subsidiaries:
Domestic subsidiary guarantors.......................      16,011            ---             ---       (16,011)              ---
Canadian subsidiary guarantor........................       1,770            ---             ---        (1,770)              ---
                                                       ===========    ===========    ============   ============     ============
Net income...........................................      $5,376        $16,011          $1,770      ($17,781)           $5,376
                                                       ===========    ===========    ============   ============     ============

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



Nine Months Ended March 31, 1998:                      Dollar          Domestic       Canadian
                                                       Financial      Subsidiary     Subsidiary
                                                       Group,         Guarantors      Guarantor     Eliminations     Consolidated
                                                          Inc.
                                                       -----------    -----------    ------------   ------------     ------------
Cash flows from operating activities:

Net income...........................................      $5,376        $16,011          $1,770      ($17,781)           $5,376
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Undistributed income of subsidiaries............     (17,781)           ---             ---         17,781              ---
     Depreciation and amortization...................         647          3,510           1,178            ---            5,335
     (Gains) losses on store closings and sales......          90           (72)               2            ---               20
     Deferred tax provision..........................          98            ---             ---            ---               98
     Change in assets and liabilities (net of
     effect of Acquisitions):
         (Increase) decrease in accounts
              receivable..............................      (542)          1,945           (536)          1,210            2,077
         (Increase) decrease in prepaid expenses
             other assets............................       (396)            (75)            10             ---             (461)
         Increase in accounts payable and
             accrued expenses........................       3,073            644           5,307        (1,210)            7,814
                                                       -----------    -----------    ------------   ------------     ------------
Net cash provided by (used in) operating
activities                                                 (9,435)        21,963           7,731           ---            20,259

Cash flows from investing activities:
     Gross proceeds from sale of fixed assets........         ---            202             ---            ---              202
     Additions to properties and equipment...........       (272)        (1,088)           (338)            ---          (1,698)
     Acquisitions, net of cash acquired..............         ---          (399)         (1,352)            ---          (1,751)
     Net decrease in due from affiliates.............      22,823            ---             ---       (22,823)              ---
                                                       -----------    -----------    ------------   ------------     ------------
Net cash provided by (used in) investing
activities...........................................      22,551        (1,285)         (1,690)       (22,823)          (3,247)

Cash flows from financing activities:
     Payments on subordinated notes payable..........       (120)           (12)             ---            ---            (132)
     Net decrease in revolving credit facilities.....    (11,733)            ---           (454)            ---         (12,187)
     Payment of debt issuance costs..................        (56)            ---             ---            ---             (56)
     Payments on financed insurance premiums.........       (229)            ---             ---            ---            (229)
     Net decrease in due to parent and affiliates....         ---       (19,267)         (3,556)         22,823              ---
                                                       -----------    -----------    ------------   ------------     ------------
Net cash used in  financing activities...............    (12,138)       (19,279)         (4,010)         22,823         (12,604)
Effect of exchange rate on cash......................         ---            ---           (261)            ---            (261)
                                                       -----------    -----------    ------------   ------------     ------------
Net increase in cash and cash equivalents............         978          1,399           1,770            ---            4,147
Cash and cash equivalents at beginning of period.....           3         44,060          11,142            ---           55,205
                                                       ===========    ===========    ============   ============     ============
Cash and cash equivalents at end of period...........        $981        $45,459         $12,912           $---          $59,352
                                                       ===========    ===========    ============   ============     ============


                          DOLLAR FINANCIAL GROUP, INC.

4.   STORE CLOSINGS AND SALES

During the nine month period ended March 31, 1998, the Company sold all of its stores in Michigan and sold or closed five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under contracts with state and local municipalities. As a result of declining caseloads and increasing costs, the Company determined that these locations could not provide acceptable levels of profitability. Included in the accompanying consolidated statements of operations for the nine months ended March 31, 1998 and 1997, are revenues of $437,000 and $1,924,000 respectively, and store expenses of $483,000 and $1,900,000 respectively, related to these stores. The gain recognized in the nine months ended March 31, 1998 related to the sale and closure of these stores was not material.

                          SUPPLEMENTAL STATISTICAL DATA

                                         March 31,
COMPANY OPERATING DATA:            1998           1997
                                   ----           ----

Stores in operation:
   Company-Owned...............     352            329
   Franchised Stores...........      70            110
                                     --            ---

Total..........................     422            439
                                    ===            ===
--------------------------------------------------------------------------------

                                                      Three Months Ended               Nine Months Ended
                                                          March 31,                        March 31,
                                                   ----------------------------     ----------------------------
OPERATING DATA:                                            1998         1997        1998        1997
                                                           ----         ----        ----         ----

Face amount of checks cashed (in millions).........    $    587      $   546    $   1,720    $   1,310
Face amount of average check.......................    $    289      $   310    $     277    $     292
Face amount of average check (excluding Canada)....    $    301      $   320    $     285    $     296
                                                       $   9.30      $  8.74    $    8.49    $    7.83
Average fee per check..............................       2,030        1,759        6,200        4,481
Number of checks cashed (in thousands).............    $ 11,570      $ 6,433    $  24,424    $  13,277
Adjusted EBITDA1                                          38.4%        26.8%        29.4%        23.3%
Adjusted EBITDA Margin1............................

--------------------------------------------------------------------------------

                                                   Three Months Ended      Nine Months Ended
                                                         March 31,              March 31,
                                                  ---------------------   -------------------
COLLECTIONS DATA:                                     1998       1997     1998        1997
                                                      ----       ----     ----        ----

Face amount of returned checks (in thousands)...      $3,325   $2,647   $10,315     $6,655
Collections (in thousands)......................       2,550    1,840     7,378      4,450
                                                       -----    -----     -----      -----
Net write-offs (in thousands)...................        $775   $  807    $2,937     $2,205
                                                        ====   ======    ======     ======

Collections as a percentage of
   returned checks..............................        76.7     69.5%%    71.5%      66.9
Net write-offs as a percentage of
   check cashing revenues.......................         4.1      5.3%%     5.6%       6.3
Net write-offs as a percentage of the
   face amount of checks cashed.................         0.1      0.1%%     0.2%       0.2

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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at March 31, 1998 and the results of operations for the three and nine months ended March 31, 1998 and 1997. The results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results for the full fiscal year.

The Company's revenues from government services decreased for the three and nine months ended March 31, 1998 as compared to the three and nine months ended March 31, 1997. The Company expects that its revenues from the distribution of public assistance benefits will continue to decline due to a number of factors. A number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated the implementation of an electronic benefit transfer system in January 1998 and, based on communication with the Commonwealth, implementation is expected to be substantially completed by June 30, 1998. Upon completion, this plan would result in the termination of all of the Company's contracts with the Commonwealth of Pennsylvania. During the quarter ended March 31, 1998, the Company signed an agreement with the Commonwealth of Pennsylvania which provides for the payment of $2.5 million to compensate the Company for the decline in transactional revenues during the implementation period. The Company will recognize the payment during the EBT implementation period and has recognized $1.0 million during the three months ended March 31, 1998. Management believes the installation of such systems will not have a material adverse affect on the Company's results of operations or financial condition. The Company intends to operate many of these locations as stand-alone check cashing sites. The Company's contracts with the Commonwealth of Pennsylvania contributed 7.5% and 7.6% respectively of consolidated gross revenues for the three months ended March 31, 1998 and 1997, respectively and 6.8% and 9.7% of consolidated gross revenues for the nine months ended March 31, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

REVENUE ANALYSIS

                                      Three Months Ended March 31,                           Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                          (Percentage of                                         (Percentage of
                             ($ in thousands)             Total Revenue)            ($ in thousands)             Total Revenue)
                          ------------------------     ----------------------    -----------------------    ------------------------
                            1998          1997           1998         1997         1998         1997          1998          1997
                          ----------    ----------     ---------    ---------   -----------   ----------    ----------    ----------


Check Cashing               $18,879      $15,369          62.6%        64.1%     $52,612       $35,079        63.3%         61.7%
Government Services           4,015        4,302          13.3         17.9       11,454        11,853        13.8          20.8
Other Revenue                 7,260        4,306          24.1         18.0       19,093         9,939        22.9          17.5
                          ----------    ----------     ---------    ---------   -----------   ----------    ----------   -----------
Total Revenue               $30,154      $23,977         100.0%       100.0%     $83,159       $56,871       100.0%        100.0%
                          ==========    ==========     =========    =========   ===========   ==========    ==========    ==========

QUARTER COMPARISONS

Total revenues were $30.2 million for the three months ended March 31, 1998 compared to $24.0 million for the three months ended March 31, 1997, an increase of $6.2 million or 25.8%. The Acquisitions accounted for an increase of $3.1 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $3.1 million or 14.5%. Check cashing revenue increased 9.1% and other revenues increased 49.0%, primarily as a result of increased revenues from the Cash `Til Payday loan product. Partially offsetting these increases, however, was a 9.6% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company. Government services revenues accounted for 13.3% of total revenues for the three months ended March 31, 1998, a decrease from 17.9% of total revenues for the three months ended March 31, 1997.


NINE MONTH COMPARISONS

Total revenues were $83.2 million for the nine months ended March 31, 1998 compared to $56.9 million for the nine months ended March 31, 1997, an increase of $26.3 million or 46.2%. The Acquisitions accounted for an increase of $24.1 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $3.6 million or 14.7%. Check cashing revenue increased 13.8% and other revenues increased 47.5%, primarily as a result of increased revenues from the Cash `Til Payday loan product. Partially offsetting these increases, however, was a $0.4 million or 7.1% decline in revenues from government services due to a decline in the volume of benefits distributed by the Company.

STORE AND REGIONAL EXPENSE ANALYSIS


                 Three Months Ended March 31,                  Nine Months Ended March 31,
-----------------------------------------------------------------------------------------------------

                                             (Percentage of                    (Percentage of
                          ($ in thousands)    total revenue)  ($ in thousands)  total revenue)
                        ------------------  ----------------   ---------------  --------------
                          1998     1997     1998     1997      1998     1997     1998      1997
                          ----     ----     ----     ----      ----     ----     ----      ----


Salaries and benefits...  $8,466   $7,402   28.1%     30.9%   $25,190  $18,576    30.3%    32.7%
Occupancy...............   2,386    2,218    7.9       9.2      7,295    5,535     8.8      9.7
Depreciation............     450      421    1.5       1.8      1,335      991     1.6      1.7
Other...................   5,098    5,789   16.9      24.1     18,014   14,332    21.6     25.2
                          ------   ------   ----     ------   -------  -------   ------   -----
Total store and regional
   expenses............. $16,400  $15,830   54.4%     66.0%   $51,834  $39,434    62.3%    69.3%
                          =======  ======   =====    =======  =======  ========  =======  =======



QUARTER COMPARISONS

Store and regional expenses were $16.4 million for the three months ended March 31, 1998 compared to $15.8 million for the three months ended March 31, 1997, an increase of $0.6 million or 3.8%. The Acquisitions accounted for an increase of $1.9 million while stores closed or sold during the period accounted for a decrease of $1.0 million. Total store and regional expenses for the three months ended March 31, 1998 declined to 54.4% of total revenue compared to 66.0% of total revenue for the three months ended March 31, 1997 due to an improvement in store level profitability.


NINE MONTH COMPARISONS

For the nine months ended March 31, 1998, store and regional expenses were $51.8 million compared to $39.4 million for the nine months ended March 31, 1998, an increase of $12.4 million or 31.5%. The Acquisitions accounted for an increase of $12.1 million. A continued improvement in store level profitability has resulted in a decrease in total store and regional expenses as a percentage of total revenue from 69.3% for the nine months ended March 31, 1997 to 62.3% for the same period in 1998.



OTHER EXPENSE ANALYSIS


                                   Three Months Ended March 31,         Nine Months Ended March 31,
---------------------------------------------------------------------------------------------------------------

                           ($ in thousands)       (Percentage of        ($ in thousands)        (Percentage of
                                                    revenues)                                      revenues)
                          ------------------- ---------------------  --------------------   -------------------
                            1998      1997      1998      1997         1998        1997       1998       1997
                          --------  --------- --------- --------     ---------  ---------   ---------  --------

Corporate expenses......   $2,612  $2,137         8.7%    8.9%      $8,263       5,160      9.9%       9.1%
Loss on store closings
   and sales............       30      25         0.1     0.1           20          32       n/a       0.1
Other depreciation and
amortization                1,184   1,153         3.9     4.8        3,576       2,743      4.3        4.8
Interest expense.........   3,203   3,123        10.6    13.0        9,595       6,829     11.5       12.0

Income taxes...........     2,751   1,387         9.1     5.8        4,495       2,003      5.4        3.5


QUARTER COMPARISONS

Corporate Expense

Corporate expenses were $2.6 million for the three months ended March 31, 1998 compared to $2.1 million for the three months ended March 31, 1997, an increase of $0.5 million or 23.8%. This increase resulted from the additional corporate costs, primarily salaries and benefits, associated with the establishment of a national collections department and the Acquisitions completed during fiscal 1996 and 1997. Additional costs have been incurred as a result of the implementation of various strategic initiatives including full roll-out of the Cash `Til Payday loan product and the opening of Loan Mart stores in the Seattle market, which offer only Cash `Til Payday unsecured short-term loans.

Other Depreciation and Amortization

Other depreciation and amortization expenses was unchanged at $1.2 million for the three months ended March 31, 1998 and March 31, 1997.

Interest Expense

Interest expense was $3.2 million for the three months ended March 31, 1998 compared to $3.1 million for the three months ended March 31, 1997, an increase of $0.1 million or 3.2%. This increase was primarily attributable to increased average outstanding indebtedness used to finance the Acquisitions.

Income Taxes

The provision for income taxes was $2.8 million for the three months ended March 31, 1998 compared to $1.4 million for the three months ended March 31, 1997, an increase of $1.4 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

NINE MONTH COMPARISONS

Corporate Expense

Corporate expenses were $8.3 million for the nine months ended March 31, 1998 compared to $5.2 million for the nine months ended March 31, 1997, an increase of $3.1 million or 59.6%. This increase resulted from the additional corporate costs, primarily salaries and benefits associated with the establishment of a national collections department and the Acquisitions completed during fiscal 1996 and 1997. Additional costs have been incurred as a result of the implementation of various strategic initiatives including full roll-out of the Cash `Til Payday loan product and the opening of Loan Mart stores in the Seattle market, which offer only Cash `Til Payday unsecured short-term loans.

Loss on Store Closings and Sales

During the nine months ended March 31, 1998 the Company sold all of its stores in Michigan and sold or closed five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under contracts with state and local municipalities. The gain recognized in the nine months ended March 31, 1998 related to the sale and closure of these stores was not material

Other Depreciation and Amortization

Other depreciation and amortization expenses increased $0.9 million or 33.3% during the period, from $2.7 million for the nine months ended March 31, 1997 to $3.6 million for the nine months ended March 31, 1998. This increase was primarily attributable to the amortization expense associated with the goodwill and other intangibles recorded as part of the Acquisitions.

Interest Expense

Interest expense of $9.6 million for the nine months ended March 31, 1998 represented an increase of $2.8 million, or 41.2% over the comparable period in 1997. This increase was primarily attributable to the increased average outstanding indebtedness used to finance the Acquisitions.

Income Taxes

Income taxes expense was $4.5 million for the nine months ended March 31, 1998, an increase of $2.5 million over the same period in 1997. The Company's effective tax rate was 45.5% and 36.0% for the nine months ended March 31, 1998 and 1997, respectively, and is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

CHANGES IN FINANCIAL CONDITION

Cash balances and the revolving credit facility balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 1998, cash increased by $4.7 million and the revolving credit facility balance decreased by $12.2 million due to cash generated from operations of $20.3 million.


LIQUIDITY AND CAPITAL RESOURCES

In November 1996, the Company raised approximately $110 million of gross proceeds by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Notes require semi-annual cash interest payments due in November and May. Simultaneously with the offering of the Notes (the "Offering"), the Company entered into a revolving credit facility (the "New Revolving Credit Facility") which allows borrowings in an amount not to exceed the lesser of $25.0 million or a borrowing base as set forth in the new revolving credit facility agreement. The Offering generated gross proceeds of $110.0 million which were used to repay all of the Company's existing indebtedness (including indebtedness incurred to finance the August 1996 acquisitions of Any Kind and ABC), and to fund the November 1996 acquisitions of Money Mart, Cash-N-Dash and C&C and to pay fees and expenses. The remaining proceeds from the Offering were used to fund the April 1997 acquisition of Canadian Capital Corporation. Availability under the New Revolving Credit Facility is subject to certain restrictions. There were no borrowings outstanding under the New Credit Facility as of March 31, 1998. The New Revolving Credit Facility and the indenture governing the Notes contain certain covenants and restrictions relating to, among other things, future acquisitions, dividend payments, maintenance of certain financial ratios and the incurrence of additional indebtedness. In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operation, which provides for borrowings up to $5.0 million.

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings' Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and finance acquisitions. For the nine months ended March 31, 1998 and 1997, the Company had net cash provided by operating activities of $20.3 million and $10.0 million, respectively, which cash was used for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology, and acquisitions. The Company's total budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $2.5 million during its fiscal year ending June 30, 1998. As of March 31, 1998, the Company had made capital expenditures of $1.7 million. The actual amount of capital expenditures will depend in part upon the number of new stores acquired and the number of stores remodeled. In addition, the Company intends to spend up to $2.0 million over the next two years to purchase the equipment necessary to implement a point-of-sale system.

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

The Company's store operations, which includes its point-of-sale system, will not be significantly affected by the Year 2000 Issue, however, the Company has identified external systems that are currently not Year 2000 compliant and has initiated communication with the vendors of such systems regarding their plans to remedy the Year 2000 issues. Although the Company believes these vendors will conform on a timely basis, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner and would not have an adverse effect on the Company's systems.

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


                                          DOLLAR FINANCIAL GROUP, INC.


Dated:  May 14, 1998                      *By:   /s/ Richard S. Dorfman
                                                 -------------------------------
                                           Name:     Richard S. Dorfman
                                           Title:  Executive Vice President and
                                                   Chief Financial Officer,
                                                   (principal financial and

*    The signatory hereto is the principal
     financial and chief accounting
     officer and has been duly authorized
     to sign on behalf of the registrant.

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.               Description
----------                -----------

    27.1              Financial Data Schedule