Form 10-K405
period 1998-06-30
DOLLAR FINANCIAL GROUP INC
filed 1998-09-28
CIK 1028643

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

       FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                      COMMISSION FILE NUMBER    333-18221

                          DOLLAR FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                NEW YORK                                   13-2997911
    -------------------------------                     ----------------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


      1436 LANCASTER AVENUE, SUITE 210
             BERWYN, PENNSYLVANIA                            19312-1288
      -------------------------------                        ----------
      (ADDRESS OF PRINCIPAL EXECUTIVE                        (ZIP CODE)
                  OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (610) 296-3400
                                                   --------------

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

Yes                   No
        --------            ---------



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 28, 1998, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part IV is incorporated by reference to the Registrants' Registration Statement on Form S-4 (Registration No. 333-18221) declared effective March 11, 1997.

                          DOLLAR FINANCIAL GROUP, INC.

                                TABLE OF CONTENTS

                            1998 REPORT ON FORM 10-K

                                                    PART I
Item 1.   Business..................................................................................     4
Item 2.   Properties................................................................................    18
Item 3.   Legal Proceedings.........................................................................    19
Item 4.   Submission of Matters to a Vote of Security Holders.......................................    19


                                                    PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters.....................    20
Item 6.   Selected Financial Data...................................................................    20
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................    25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................    36
Item 8.   Financial Statements and Supplementary Data...............................................    37
Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..................................................................    65


                                                   PART III

Item 10.  Directors and Executive Officers of the Registrant........................................    65
Item 11.  Executive Compensation....................................................................    67
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................    70
Item 13.  Certain Relationships and Related Transactions............................................    71


                                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................    74


ITEM 1. BUSINESS

GENERAL

Dollar Financial Group, Inc., a New York corporation (the "Company" or "DFG"), was organized in 1979 under the name Monetary Management Corporation. The Company is a consumer financial services company operating the second largest check cashing store network in the United States and the largest such network in Canada. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, money orders, money transfers, consumer loans, and various other related services. Certain stores also serve as distribution centers for public assistance benefits and food stamps under government contracts. As of June 30, 1998, the Company has a total network of 416 stores in 13 states, the District of Columbia, and Canada, including 343 Company-owned stores with revenues for the fiscal year ended June 30, 1998 of $111.2 million, and with earnings before interest, taxes, depreciation, amortization, noncash charges to earnings associated with foreign currency translations, writedown of goodwill and loss on store closings and sales ("Adjusted EBITDA") for the fiscal year ended June 30, 1998 of $31.5 million.

The Company's primary customers are working, lower-income individuals and families who require basic consumer financial services and are underserved by traditional retail banking networks. The increased expense and decreased availability of traditional retail banking services have left an increasing number of individuals and families (estimated at 13% of the adult population) without banking relationships. Management believes that growth in the lower-income segment of the population combined with the decreasing availability of traditional retail banking services provides the Company with significant growth opportunities.

The Company's stores currently operate under the following locally established brand names: ABC Check Cashing(TM), Almost-A-Banc(R), Any Kind Check Cashing Centers(R), C&C Check Cashing(TM), Cash-N-Dash Check Cashing(TM), Check Mart(R), Chex$Cashed(R), Financial Exchange Company(R), Money Mart, Quikcash, QwiCash(R), The Service Centers and Loan Mart(TM).

INDUSTRY OVERVIEW

United States

The check cashing industry in the United States is highly fragmented, consisting of approximately 7,200 stores as of May 1998, an increase from the approximately 1,350 national listings in 1986 according to American Business Information, Inc. The Company believes it is one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining being local store networks and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in the number of low-paying service sector jobs, and an overall increase in the lower-income population.

The number of families and individuals that hold bank, thrift, or savings and loan deposit accounts has declined dramatically over the past fifteen years. In a recent study, a leading consumer magazine estimated that approximately 13% of the adult population does not maintain a banking relationship. The study attributes this decline to a number of factors, including the inability of many families and individuals to maintain the minimum account balance required by many banks and thrifts, an increase in fees on deposit accounts with small balances, and an increase in bank branch closings in lower-income population areas.

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

Lower-income individuals represent a large segment of the U.S. population. A 1998 Industry Report revealed that over 40 million U.S. households have income less than $30,000 a year. This low-wage population, from which the Company draws most of its customers, is the fastest-growing segment of the workforce. As the low-wage population continues to grow, the Company believes that this population will increasingly rely on the check cashing industry as the primary source for their consumer financial products and services.

Canada

In contrast to the domestic market, the Canadian check cashing market is significantly more concentrated, with Money Mart's 156 owned and franchised stores accounting for 60% of the total number of check cashing stores in Canada. A survey conducted for Money Mart shows that a significant number of Money Mart customers choose to patronize Money Mart's locations because of the convenient operating hours, fast and courteous service, and broad product offerings.

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

Broad offering of products and services. All Company stores offer a wide range of consumer financial products and services to meet the demands of their locale, including check cashing, money orders, money transfers, short-term consumer loans and various other related services. The Company also offers a variety of ancillary products, including photo ID, lottery tickets, electronic tax filing, pagers, long-distance cards, as well as photocopy and fax services.

Economies of scale. As the second largest check cashing store network in the United States and the largest such network in Canada, the Company has reached a size that enables it to benefit from economies of scale and to negotiate more favorable contracts with its suppliers. In addition, the Company's market position enables it to enter into favorable relationships with strategic partners like Western Union. Management believes that the Company's size also allows it to gain greater access to capital than its smaller competitors.

Management expertise. The regional managers of the Company have extensive experience and expertise in the check cashing industry, which the Company believes provides it with a competitive advantage. Furthermore, the Company has been largely successful in retaining the operational managers employed by the companies acquired in acquisitions. The Company's senior management has extensive experience in banking, retailing and financial services. In addition, the Company's management has significant experience in acquiring and integrating businesses into the Company, and employs a disciplined approach to making such acquisitions.

Well-diversified credit risk. For the twelve months ended June 30, 1998, the Company cashed 8.0 million checks totaling $2.3 billion with an average face value of $288. The Company actively manages its customer risk profile and collection efforts in order to maximize check cashing revenues while maintaining losses within a targeted range. Management has instituted control mechanisms that it believes have been effective in managing risk, including: (i) check verification procedures; (ii) customer identification cards; (iii) customer files, including customer photographs, addresses, employment information and transaction history; (iv) point-of-sale database systems; and (v) background checks, among others. As a result, management believes that the Company is unlikely to sustain a material credit loss from a single transaction or series of transactions.

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

STRATEGY

The Company's business strategy is to capitalize on its competitive strengths by increasing the revenues and profitability of its existing operations and by continuing to grow through the acquisition of check cashing store networks and the development of alternative store formats. Key elements of the Company's business strategy include the following:

Maintaining and instilling a customer-driven retail philosophy. The Company has focused on increasing its customer base through a service-oriented approach designed to meet the needs of working, lower-income individuals and families in need of basic consumer financial services. The Company believes it has differentiated itself from its competitors by focusing on customer service. The Company offers extended operating hours in clean, well-lit, and convenient store locations to enhance appeal and stimulate store traffic. The Company's research indicates that, although approximately 30% of its customers have bank accounts, its customers prefer immediate access to cash without waiting for check clearance. In addition, the Company believes that many of its customers find great value in their ability to cash a payroll or government check immediately, for a fee, at a location within close proximity to their home or workplace at nearly any time of day. The Company's surveys have indicated that over 90% of its customers are repeat users of its services. The surveys also indicated that the widespread availability of ATM machines does not alter a customer's decision to "bank" at Company locations. The Company uses locally targeted advertising, including television and radio, to promote awareness of its products and its customer service. The Company will continue to develop ways to improve service to its customers.

Introducing new products and services. The Company has developed a "one-stop shop" concept to offer many consumer financial products and services to its targeted customer base. The Company believes that its check cashing customers enjoy the convenience of other services offered by the Company, such as the sale of money orders, money transfer services, short-term consumer loans, issuance of food stamps and other welfare benefits. As it has completed acquisitions, the Company has expanded the product and services offerings of its newly acquired check cashing store networks and intends to continue this strategy with future acquisitions. In particular, the Company has continued to expand its successful Cash `Til Payday(R) short-term loan program by adding this service to newly acquired or opened stores.

Growing through targeted acquisitions. Acquisitions have played an integral role in the Company's growth. Since June 1994, the Company has acquired an aggregate of over 350 owned or franchised stores. As a result of increasing industry consolidation, the Company may be required to shift its acquisition strategy to smaller check cashing store networks. Management will continue to seek opportunistic acquisitions of well-managed check cashing store networks located in areas with favorable demographics, including the southeastern and western parts of the United States as well as profitable check cashing stores in areas that complement the Company's existing geographic markets.

Developing alternative retailing platforms. In an effort to capitalize more fully on the success of its Cash `Til Payday(R) product, in September 1997 the Company began opening stores under the name Loan Mart(TM), which offer only Cash `Til Payday(R) unsecured short-term loans in a friendly office-like environment. The Company's management believes the Loan Mart stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. The Company currently operates 13 Loan Mart(TM) stores in the Seattle, Fresno, and Albuquerque areas and may develop stores in additional geographic areas. Management believes that, if successful, a network of Loan Mart Stores will allow the Company to access new customers and significantly increase the Company's revenues and profitability. While there can be no assurance that this new format will be successful, management believes that this and other platforms being explored by the Company complement the strategy and operations of the existing check cashing stores.

Capitalizing on economies of scale. Because of the scale of its operation in an otherwise highly fragmented industry, the Company is well positioned to take advantage of the current trend toward consolidation in the check cashing industry. The Company believes it is able to operate more profitably than smaller competitors as a result of its broader product offerings, greater purchasing power, improved operating efficiencies and greater access to capital.

Managing credit risk. The Company's check cashing service consists of high volumes of small individual transactions requiring credit risk decisions on individual checks and customers. During the fiscal year ended June 30, 1998, the Company cashed 8.0 million checks totaling $2.3 billion with an average face amount of $288. The Company actively manages its customer risk profile and collection efforts in order to maximize check cashing and Cash `Til Payday(R) revenues while maintaining losses within a targeted range. Management has instituted control mechanisms that it believes have been effective in managing risk, including: (i) check verification procedures; (ii) customer identification cards; (iii) customer files, including customer photographs, addresses, employment information and transaction history; (iv) point-of -sale database systems; and (v) background checks, among others. As a result, management believes that the Company is unlikely to sustain a material credit loss from a single transaction or series of transactions. The Company has experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For the fiscal year ended June 30, 1998, net write-offs as a percentage of face amount of checks cashed were 0.17%.

While the Company intends to continue to distribute public assistance benefits pursuant to existing government contracts, management has no plans to expand this service and expects revenues from this channel as a percentage of total revenue to continue to decline in the future.

CUSTOMERS

Based upon a 1997 consumer survey conducted in several of the Company's markets and the Company's operating experience, the Company believes that its core customer group is comprised of individuals between the ages of 18 and 49. The majority of these individuals rent their home, are employed and have annual household incomes between $10,000 and $35,000 with a median income of $22,500. Operating experience indicates that over 90% of the customers were repeat patrons and that over 50% use the Company's services more than 10 times. The Company believes that consumers value attention to customer service, and their choice of check cashing stores is influenced by the Company's convenient locations and extended operating hours.

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

PRODUCTS AND SERVICES

The Company's Retail Stores Division is responsible for DFG's check cashing store networks; the Merchant Services Division manages an electronic benefits distribution network in New York State.

RETAIL STORES DIVISION

DFG's check cashing stores provide a broad range of consumer financial products and services to its customers at convenient locations with extended operating hours. Customers typically use DFG's stores to cash checks (payroll, government, and personal), receive government benefits, and utilize one or more of the additional financial services available at most locations. In addition, customers use a variety of ancillary products, including Cash 'Til Payday(R) loans, lottery tickets, electronic tax filing, pagers, long-distance cards, photocopy and fax services.

Check Cashing

Customers may cash all types of checks at any DFG location, including payroll checks, government checks, and personal checks. In exchange for a verified check, DFG customers receive cash immediately, for a fee, and are not required to wait several days for the check to clear. Both the customer's identification and the validity of the check are verified by multiple sources pursuant to the Company's standard verification procedures before any cash is distributed. Customers are charged a fee for this service (typically a small percentage of the face value of the check) which varies depending upon the type of check cashed and whether or not the customer has a previous record of cashing checks at that location. For the twelve months ended June 30, 1998, check cashing fees averaged approximately 3.1% of the face value of checks cashed.

The following chart presents a summary of check cashing data for the periods indicated below:

                            CHECK CASHING FEE SUMMARY

                                                         YEAR ENDED    SIX MONTHS ENDED  YEAR ENDED JUNE
                                                        DECEMBER 31,       JUNE 30,            30,
                                                      ----------------------------------------------------
                                                            1993             1994              1995
                                                      ----------------------------------------------------
Face amount of checks cashed.......................      $307,523,000     $160,681,000      $510,771,000
Number of checks cashed............................         1,307,768          662,855         2,132,006
Average face amount per check......................           $235.15          $242.41           $239.57
Average fee per check..............................             $6.53            $6.78             $6.45
Average fees as a % of face amount.................             2.78%            2.80%             2.69%



                                                                      YEAR ENDED JUNE 30,
                                                      ----------------------------------------------------
                                                            1996             1997              1998
                                                      ----------------------------------------------------

Face amount of checks cashed.......................      $728,123,000    $1,878,587,000   $2,301,861,000
Number of checks cashed............................         3,051,037         6,492,495         7,991,128
Average face amount per check......................           $238.65           $289.35           $288.05
Average fee per check..............................             $6.65             $8.00             $8.80
Average fees as a % of face amount.................             2.79%             2.76%           3.05%


If a check cashed by the Company is not paid for any reason, the full face value of the check is recorded as a loss in the period during which the check was returned. The check is then sent to the store for collection and, if it remains uncollected, then it is sent to the Company's internal collections department, which contacts the maker and/or payee of each returned check and, if necessary, commences legal action. During fiscal 1998, approximately 71.7% of the face value of checks returned during that year was ultimately collected by the Company.

The following chart presents a summary of the Company's returned check experience for the periods indicated below:

                            RETURNED CHECK EXPERIENCE

                                                         YEAR ENDED       SIX MONTHS      YEAR ENDED
                                                        DECEMBER 31,    ENDED JUNE 30,     JUNE 30,
                                                      --------------------------------------------------
                                                            1993             1994            1995
                                                      --------------------------------------------------
Face amount of returned checks.....................    $1,085,000         $621,000       $2,006,000
Collections on returned checks.....................       723,000          365,000        1,203,000
Net write-offs of returned checks..................       362,000          256,000          803,000
Collections as a percentage of returned checks.....         66.6%             58.8%           60.0%
Net write-offs as a percentage of check
   cashing revenues................................          4.2%              5.7%            5.8%
Net write-offs as a percentage of face amount
   of checks cashed................................         0.12%             0.16%           0.16%


                                                                YEAR ENDED JUNE 30,
                                                      ----------------------------------------
                                                          1996         1997         1998
                                                      ----------------------------------------
Face amount of returned checks.....................    $3,763,000   $9,618,000    $13,823,000
Collections on returned checks.....................     2,598,000    6,411,000      9,908,000
Net write-offs of returned checks..................     1,165,000    3,207,000      3,915,000
Collections as a percentage of returned checks.....         69.0%        66.7%          71.7%
Net write-offs as a percentage of check
   cashing revenues................................          5.7%         6.2%           5.6%
Net write-offs as a percentage of face amount
   of checks cashed................................         0.16%        0.17%          0.17%


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

Among the products and services other than check cashing offered by the Company are the following:

o Money Orders--DFG's check cashing stores exchange money orders for cash and/or checks for a minimal fee, with an average fee and face amount of $0.58 and $111, respectively, for the fiscal year ended June 30, 1998. Money orders are typically used as a means of payment of rent and utility bills for customers who do not have checking accounts. For the twelve months ended June 30, 1998, DFG's check cashing stores sold a total of 4.9 million money orders, generating total money order revenues of $2.9 million.

o Money Transfers--Through a strategic alliance with Western Union at DFG's check cashing stores, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 23,000 agents in more than 130 countries throughout the world. DFG receives a percentage of the fee charged by Western Union for the transfer as its commission. For the twelve months ended June 30, 1998, the Company's check cashing stores performed 900,000 wire transfers generating total wire transfer fees of $5.9 million.

o Cash 'Til Payday(R) Loan Program--DFG acts as an agent to offer unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of no longer than 14 days.

Kiosks

The Company operates twenty 80 to 100 square-foot kiosks within the Southland Corporation's 7-Eleven(R) convenience stores. DFG's management considers the key advantages of the kiosk format to include: shared overhead costs, pooled advertising and signage costs, and access to high-traffic areas and a potentially expanded market.

Loan Stores

The Company currently operates 13 stores, operating under the Loan Mart(TM) name, which offer only Cash `Til Payday(R) unsecured short-term loans. The Company's management believes the stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. Unlike many of the Company's check cashing customers, the Company's targeted Loan Mart(TM) customer has, and is required to have, a bank account but experiences temporary shortages in cash from time to time. By offering this service on a stand-alone basis in Loan Mart(TM), the Company hopes to attract this target customer who might not otherwise utilize check cashing services. The Company acts as agent for a national bank in administering the Cash `Til Payday(R) short-term loan program and earns origination and service fees from such loans. These loans usually have a maturity of two weeks. The first Loan Mart(TM) stores were opened in late September 1997 and since then an additional eight stores have been opened. All of these stores are located in Seattle, Washington, Fresno, California, or Albuquerque, New Mexico. Management is currently evaluating the performance of these stores.

Government Benefits Distribution

In addition to the other consumer financial products and services offered by the Company, DFG stores in California, Washington, and Ohio provide for the distribution of food coupons. The Company believes that many state and local governments have elected to employ this method of distribution as a means of reducing administrative overhead and fraud which is often prevalent when benefits are issued through the mail. DFG's government contracts require the Company to provide continuous, uninterrupted operation of a benefits transfer system during normal business hours in its check cashing locations. The Company is paid on a per-transaction basis by the contracting governmental agency. The initial terms of these contracts range from one to five years and, in some cases, provide the government agencies the opportunity to extend the contract for additional periods.

A number of state and local government agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated the implementation of an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. Revenue from these contracts included in total revenues for the fiscal years ended June 30, 1998, 1997 and 1996 were $6.8 million, $7.3 million and $7.8 million, respectively. During the fiscal year ended June 30, 1998, the Company signed an agreement with the Commonwealth of Pennsylvania which provided for a payment of $2.5 million to compensate the Company for the decline in transactional revenues during the implementation period and to offset additional costs incurred by the Company. Management believes the installation of such systems will not have a material adverse effect on the Company's results of operations or financial condition.

MERCHANT SERVICES DIVISION

The Company's Merchant Services Division provides support and operating services for the distribution of public assistance benefits through a contract with New York State. EBT systems equip participating merchants with point-of-sale ("POS") devices that are on-line with the contracting agency's recipient database. DFG acts as a subcontractor to Citibank, N.A. ("Citibank") to maintain and service Citibank's network of electronic government benefits distribution to several hundred merchants throughout the state.

In 1988, the State of New York began issuing food stamp benefits through its Electronic Benefits Issuance and Control System to 330,000 recipients on a monthly basis through grocery stores and other merchants in 57 counties outside of New York City. This package of benefits is currently distributed electronically through POS devices located in approximately 1,200 grocery, convenience, and check cashing stores. These devices are directly connected to the state's welfare recipient database and operate in a manner similar to ATM machines by providing immediate verification when a recipient's magnetically encoded card is scanned through the system.

Although Citibank provides the POS devices to the merchants, it has little direct follow-up contact with either the distribution points or the benefits recipients. DFG operates as a subcontractor to Citibank and is responsible for monitoring and maintaining the network. The Company employs field agents and administrative personnel headquartered in Albany, New York to train merchants in the use of Citibank's POS terminals, monitor merchants for security compliance and quality control, and maintain accounting procedures to reconcile benefit transactions at each site. The Company is paid on a fee-per-transaction basis for its services. The Company's revenues under this contract were approximately $3.9 million, $4.2 million, and $4.7 million for the years ended June 30, 1998, 1997 and 1996, respectively.

The Company's contract with Citibank expires December 31, 1998 and the Company is currently negotiating an extension to the contract. The Company has received information from the state of New York pertaining to a statewide implementation of EBT which contemplates completion by May 2000. Upon successful implementation of the EBT program, the Company's existing contract with Citibank would be terminated.

STORE OPERATIONS

Locations

The following chart sets forth the number of stores in operation as of the dates indicated:

                                                           JUNE 30,
                                      ------------------------------------------
              MARKETS                   1994    1995     1996     1997     1998
              -------
                                      ------------------------------------------

CA
Southern.........................         20       19      27       49       41
Northern.........................          0       13      13       73       77

PA
Philadelphia.....................         22       41      20       26       11
Pittsburgh.......................         12       14      11       11       10

OH
Cleveland........................         13       11      11       26       24
Other Ohio Cities (1)............          8        8       9        8        8

Phoenix, AZ......................          0        0       8       17       16

TX
Dallas...........................          0        0       6       23       23
Austin...........................          0        0       5        5        0

Detroit, MI (2)..................         15       14      13       12        0
Norfolk, VA......................         19       14      14       14       14
Seattle, WA......................          0        9       9        9       15
Salt Lake City, UT...............          0        4       4        3        3
MD/DC............................          0        0       0        4        4
Albuquerque, NM..................          0        3       3        3        4
New Orleans, LA..................          0        0       0        3        3
HI...............................          0        0       0        3        3
WI...............................          0        0       1        1        1
Franchised locations.............          0        0       0        3        3

CANADA...........................          0        0       0       76       86
Franchised locations.............          0        0       0       67       70
                                      ==========================================
Total Stores.....................        109      150     154      436      416
                                      ==========================================

--------------------
(1)  These other cities include Akron, Canton, Youngstown, and Cincinnati, Ohio.
(2)  Includes a single store located in Kalamazoo, Michigan.

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

Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of "normal" banking hours. A typical store operates from 8:00 A.M. to 8:00 P.M. during weekdays and Saturdays and 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, the Company operates stores on a 24-hour, seven-days-per-week basis.

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

The Company is currently implementing a Point-of-Sale ("POS") transaction processing system comprised of a networked hardware and software package with integrated database and reporting capabilities. Management believes that the POS system will provide its stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of the Company's credit verification process. The POS system is expected to enhance the Company's ability to offer new products and services and to improve its customer service. The Company intends to spend up to $2.4 million during fiscal 1999 to purchase the necessary equipment and implement the POS system.

Security

All check cashing operations are exposed to two major classes of theft: robbery and internal theft. DFG management has implemented extensive security systems, dedicated security personnel, and management information systems which address both areas of potential loss. Management believes that its systems are among the most effective in the industry. Total net security losses represented less than 0.75% of both total revenues and total check volume for the twelve months ended June 30, 1998.

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

Due to the high volumes of cash, food stamps, and negotiable instruments handled at the Company's locations, daily monitoring, unannounced audits, and immediate response to irregularities are critical in combating theft and fraud. The Company has an internal auditing program which includes periodic unannounced store audits at randomly selected locations.

ADVERTISING AND MARKETING

The Company is continually surveying and researching its customer trends and purchasing patterns in order to place the most effective advertising for each market. The Company's corporate marketing department's promotions typically include point-of-sale materials, advertising support, and store personnel instructions on the use of the materials. The Company also arranges cooperative advertising for its products and services. For example, the Company does cooperative advertising with Western Union. Store managers are also provided with local store marketing training that sets standards for promotions and marketing their store on a local level. A national yellow page company is utilized to place all yellow page advertising as effectively and prominently as possible. The Company does research into directory selection to assure effective communication to its target customers.

COMPETITION

The check cashing industry in the United States is highly competitive and will become even more so as the industry consolidates. American Business Information, Inc. has reported that as of May 1998, a total of approximately 7,200 check cashing stores were operating in the United States.

DFG, with 416 stores, is the second largest check cashing store network in the United States and the largest such network in Canada. ACE Cash Express, Inc. operates the largest check cashing store network in the United States, operating more than 683 stores in 29 states as of June 30, 1998. The ten largest chains control less than 30% of the total stores which reflects the fragmented nature of the check cashing industry.

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

The Company also competes with companies that offer automated check cashing machines, franchised kiosk units that provide check-cashing and money order services to customers, that can be located at places such as convenience stores, bank lobbies, grocery stores, discount retailers and shopping malls.

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

State Regulation

To date, the regulation of check cashing fees has been restricted to the state level. The Company is currently subject to fee regulation in three states, Pennsylvania, Ohio and California, where regulations set maximum fees for various types of checks in an attempt to prevent usurious pricing practices. The Company's fees comply with all state regulations.

The following chart presents a summary of current state fee regulations for check cashing operations in those states where the Company's check cashing stores are currently located:

                      CURRENT CHECK CASHING FEE REGULATIONS

California:    Maximum of 3.0% fee for government and payroll checks (3.5%
               without specified identification) or $3.00, whichever is greater.
               Permits one-time $10.00 fee to issue identification. Ceiling fees set in 1992.

Ohio: Maximum of 3.0% fee for government checks. Ceiling fees set in 1993.

Pennsylvania:  Maximum of 2.5% for government checks, 3% for payroll checks and
               10% for personal checks. Ceiling fees set in 1998.

The Company operates a total of 119 stores in California and Maryland. These states are among those that have so-called "prompt remittance" statutes. Such statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of such money orders thereby limiting the number of days or "float" which the Company has use of the money from the sale of such money orders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

In addition, certain states, including California, Ohio, Arizona, Pennsylvania, Wisconsin and the District of Columbia, have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements while others require check cashing stores to file fee schedules with the state.

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

INSURANCE COVERAGE

The Company is required to maintain insurance coverage against loss, including theft, pursuant to its contracts with several state agencies. In addition, the Company maintains insurance coverage against criminal acts, which coverage has a $25,000 per occurrence deductible.

EMPLOYEES

As of June 30, 1998, the Company employed 1,884 persons, comprised of: (i) 112 persons employed in the Company's accounting, MIS, legal, and administrative departments, (ii) 1,737 persons employed by the Retail Stores Division, including tellers, store managers, regional supervisors, operations directors, and administrative personnel, and (iii) 35 persons employed by the Merchant Services Division who oversee operations, coordinate the activities of field personnel, and manage the benefits distribution system in New York State.

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

ITEM 2. PROPERTIES

The Company leases all store premises, with the exception of 3 stores, which the Company owns. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options; additional rental charges based on revenue, and payment of real estate taxes and common area charges. With respect to leased stores open as of June 30, 1998, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:


                             NUMBER OF
        PERIOD            LEASES EXPIRING
        ------            ---------------

        1999                      29
        2000 - 2003              143
        2004 - 2008              122
        2009 - 2013               24
        2014 - 2018                2

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


ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated historical financial information below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The balance sheet and statement of operations data of the Company as of and for the year ended December 31, 1993 and as of and for the six months ended June 30, 1993 and 1994 (the "Predecessor") and as of and for the years ended June 30, 1995, 1996, 1997 and 1998 (the "Successor") have been derived from historical consolidated financial statements of the Company.

                                                       PREDECESSOR COMPANY (1)
                                           ------------------------------------------------
                                              YEAR ENDED            SIX MONTHS ENDED
                                             DECEMBER 31,               JUNE 30,
                                           -----------------  ------------------------------
                                               1993               1993           1994
                                           -----------------  ------------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT CHECK CASHING
                                                                DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Revenues from check cashing........      $     8,538       $      4,338  $      4,496
   Revenues from government services..           16,689              8,265         8,537
   Other revenues.....................            3,507              1,770         1,643
                                           -----------------  ------------------------------
Total revenues........................           28,734             14,373        14,676

Store and regional expenses:
   Salaries and benefits..............            8,354              4,242         4,266
   Occupancy..........................            2,578              1,317         1,313
   Depreciation.......................            1,102                579           483
   Other..............................            8,139              4,000         4,132
                                           -----------------  ------------------------------
Total store and regional expenses.....           20,173             10,138        10,194

Corporate expenses....................            4,414              2,358         2,321
Loss on store closings and sales......              110                  -            36
Other depreciation and amortization...            1,183                752           319
Interest expense......................            1,597                847           721
                                           -----------------  ------------------------------
Income (loss) before taxes and
   extraordinary item.................            1,257                278         1,085
Income tax provision..................              205                 78           174
                                           -----------------  ------------------------------
Net income (loss).....................      $     1,052       $        200  $        911
                                           =================  ==============================

OPERATING AND OTHER DATA:
Adjusted EBITDA (5)...................      $     5,249       $      2,456  $      2,644
Adjusted EBITDA margin (5)............            18.3%              17.1%         18.0%
Net cash provided (used) by:
   Operating activities...............            2,617               (429)        1,612
   Investing activities...............             (622)              (382)         (756)
   Financing activities...............           (1,401)              (653)         (807)
Stores in operation at end of period..              108                108           109

CHECK CASHING DATA:
Face amount of checks cashed..........     $307,523,000       $157,219,000  $160,681,000
Number of checks cashed...............        1,307,768            648,549       662,855
Average face amount per check cashed..          $235.15            $242.42       $242.41
Average fee per check.................            $6.53              $6.69         $6.78
Average fee as a % of face amount.....            2.78%              2.76%         2.80%

BALANCE SHEET DATA (AT END OF PERIOD):
Cash..................................      $    10,974       $      8,916  $     11,023
Total assets..........................           29,681             28,013        28,607
Total indebtedness....................           16,639             16,634        15,832
Shareholder's equity..................            5,708              6,238         6,309


                                                                SUCCESSOR COMPANY (1)
                                        ----------------------------------------------------------------------

                                                                 YEAR ENDED JUNE 30,
                                        -----------------------------------------------------------------------
                                            1995 (2)          1996 (3)          1997 (4)           1998
                                        -----------------------------------------------------------------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT CHECK CASHING DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Revenues from check cashing........     $      13,747     $      20,290    $       51,928   $       70,306
   Revenues from government services..            16,966            15,936            16,141           14,311
   Other revenues.....................             4,121             6,204            14,943           26,568
                                        -----------------------------------------------------------------------
Total revenues........................            34,834            42,430            83,012          111,185

Store and regional expenses:
   Salaries and benefits..............            11,042            13,975            26,817           33,670
   Occupancy..........................             3,122             4,031             7,951            9,656
   Depreciation.......................               894               893             1,446            2,018
   Other..............................             9,577            11,709            20,452           24,002
                                        -----------------------------------------------------------------------
Total store and regional expenses.....            24,635            30,608            56,666           69,346

Corporate expenses....................             4,414             5,360             8,175           12,462
Loss on store closings and sales......                93             4,501               381               45
Other depreciation and amortization...             1,630             1,858             3,905            4,776
Interest expense......................             2,480             3,385            10,007           12,945
Writedown of goodwill.................                 -                 -                 -           12,870
                                        -----------------------------------------------------------------------
Income (loss) before taxes and
   extraordinary item.................             1,582            (3,282)            3,878           (1,259)
Income tax provision (benefit)........             1,022            (1,214)            2,425            5,538
                                        -----------------------------------------------------------------------
Income (loss) before extraordinary item              560            (2,068)            1,453           (6,797)
Extraordinary loss on debt extinguishment
   (net of income tax benefit of
    $1,042)...........................                 -                 -            (2,023)               -
                                        -----------------------------------------------------------------------
Net income (loss).....................     $         560     $      (2,068)   $         (570)  $       (6,797)
                                        =======================================================================

OPERATING AND OTHER DATA:
Adjusted EBITDA (5)...................     $       6,679     $       7,355    $       19,724   $       31,526
Adjusted EBITDA margin (5)............             19.2%             17.3%             23.8%            28.4%
Net cash provided (used) by:
   Operating activities...............             4,350             3,669             9,319           18,003
   Investing activities...............            (9,615)           (8,146)          (75,674)          (4,237)
   Financing activities...............            11,081             7,244            99,120          (12,699)
Stores in operation at end of period..               150               154               436              416

CHECK CASHING DATA:
Face amount of checks cashed..........     $ 510,771,000     $ 728,123,000    $1,878,587,000   $2,301,861,000
Number of checks cashed...............         2,132,006         3,051,037         6,492,495         7,991,128
Average face amount per check cashed..           $239.57           $238.65           $289.35           $288.05
Average fee per check.................             $6.45             $6.65             $8.00             $8.80
Average fee as a % of face amount.....             2.69%             2.79%             2.76%             3.05%

BALANCE SHEET DATA (AT END OF PERIOD):
Cash..................................     $      19,778     $      22,545    $       55,205   $       55,501
Total assets..........................            60,687            67,444           185,988          165,850
Total indebtedness....................            35,496            42,530           124,991          112,675
Shareholder's equity..................            15,775            13,707            38,560           29,454


---------------------------

(1) On June 30, 1994, MMH Transit Co. ("MMHT"), a Delaware corporation, was formed principally by two private equity funds sponsored by Weiss, Peck and Greer, through the issuance of 15,000 shares of common stock at $1,010.67 per share. Total consideration was $15.2 million. Pursuant to an Agreement and Plan of Merger dated as of June 30, 1994 among MMHT, Bear Stearns Acquisition XII, Inc. (the predecessor majority shareholder of Holdings) and Holdings, Holdings and MMHT consummated a merger whereby MMHT acquired all of the outstanding common stock and warrants of Holdings for $10.5 million. MMHT was merged with and into Holdings and the separate corporate existence of MMHT ceased and Holdings was the surviving corporation in the merger. The acquisition of Holdings on June 30, 1994 was accounted for under the purchase method of accounting and, accordingly, the acquisition cost was allocated to the fair value of net assets acquired. The cost of acquiring Holdings has, in turn, been allocated to the Company and used to establish a new accounting basis in the Company's financial statements. Approximately $20.9 million, the acquisition cost in excess of the fair market value of net assets acquired, was recorded as goodwill. References to the Successor refer to the Company for the periods subsequent to the acquisition on June 30, 1994 and references to the Predecessor refer to the Company for the periods prior to the acquisition on June 30, 1994. Prior to the acquisition, the Company maintained a December 31 fiscal year. Effective with the acquisition, the Company changed its fiscal year to June 30.
(2) On September 29, 1994, the Company purchased substantially all of the assets of the check cashing operations of a company operating under the name "Check Mart, Inc." with 24 locations in Washington, Utah, California, and New Mexico. Total consideration for the purchase was $7.8 million, which was funded by borrowings under the Company's existing credit facility and a $720,000 subordinated note payable. Results of operations and cash flows for the period from September 30, 1994 to June 30, 1995 and for the years ended June 30, 1996 and 1997 are included in the Company's consolidated financial statements. Approximately $6.7 million, the acquisition cost in excess of the fair market value of the net assets acquired, was recorded as goodwill.
(3) On September 18, 1995, the Company purchased all of the outstanding stock or certain assets of several entities which operated 19 check cashing stores in California, Arizona, Ohio, and Wisconsin and operated under the name "Chex$Cashed." Total consideration for the purchase was $7.4 million, which was funded through borrowings under the Company's existing credit facility. Approximately $6.7 million, the excess of the purchase price over the fair market value of identifiable net assets, was recorded as goodwill.
(4) On August 8, 1996, the Company purchased all of the outstanding common stock of Any Kind Check Cashing Centers, Inc. and all the partnership interests in U.S. Check Exchange Limited Partnership which together operated 63 check cashing stores in seven states and the District of Columbia. Total consideration for the purchase was $31.0 million, of which $2.0 million was in the form of Holdings' common stock, plus initial working capital of approximately $6.0 million. On August 28, 1996, the Company acquired the assets associated with the operations of "ABC Check Cashing" for $6.0 million in cash. ABC operated 15 check cashing centers within the Cleveland, Ohio area. On November 15, 1996, the Company purchased all of the outstanding common stock of National Money Mart, Inc. which owned and operated 36 check cashing stores and franchised 107 check cashing stores, all of which operate in Canada under the name "Money Mart." Total consideration for the purchase was $17.7 million, of which approximately $500,000 was in the form of Holdings' common stock, plus initial working capital of approximately $900,000. On November 15, 1996, the Company acquired the assets associated with the operations of Cash-N-Dash Check Cashing, Inc. which operated 32 check cashing stores in northern California under the name "Cash-N-Dash." Total consideration for the purchase was $7.3 million. On November 21, 1996, the Company purchased all the outstanding stock of C&C Check Cashing, Inc. which operated 22 check cashing stores in northern California under the name "C&C Check Cashing." Total consideration for the purchase was $3.8 million plus initial working capital of approximately $500,000. On April 18, 1997, the Company purchased all of the outstanding common stock of Canadian Capital Corporation which operated 43 check cashing stores in Canada under a franchise agreement with Money Mart. Total consideration for the purchase was $13.3 million plus initial working capital of approximately $1.8 million. Each of the acquisitions described above was accounted for under the purchase method of accounting. Approximately $74.3 million, the acquisition costs in excess of the fair market values of the net assets acquired, was recorded as goodwill. The acquisitions were funded through borrowings, issuance of Holdings Common Stock and revenue-based earn-outs totaling $1.1 million which are payable over a period of up to four years.
(5) Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, noncash charges to earnings associated with foreign currency translations, writedown of goodwill and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt, the Company's lenders use them for the purpose of analyzing the Company's performance with respect to the Company's new revolving credit facility and the Indenture, and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has historically derived its revenues primarily from providing check cashing services and distributing public assistance benefits and food coupons. In addition, the Company provides other consumer financial products and services including money orders, money transfers, loans, and bill payment. For the years ended June 30, 1996, 1997 and 1998, check cashing revenues as a percentage of total revenues approximated 47.8%, 62.6%, and 63.2%, respectively.

The check cashing industry in the United States is highly fragmented, and has experienced considerable growth as store locations have increased from approximately 1,350 in 1986 to approximately 7,200 as of May 1998. The Company believes it is one of only seven domestic check cashing store networks with more than 100 locations. The industry is comprised of mostly local chains and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in low-paying service sector jobs, and an overall increase in the lower-income population.

All of the Company's acquisitions have been accounted for under the purchase method of accounting. Therefore, the historical consolidated results of operations include the revenues and expenses of all of the acquired companies since their respective dates of acquisition. The comparability of the historical financial data is significantly impacted by the timing of the Company's acquisitions. The following table sets forth information with respect to major acquisitions completed by the Company during the periods discussed below:

                                                NUMBER OF
                  COMPANY                        STORES          MONTH ACQUIRED        PURCHASE PRICE
----------------------------------------------------------------------------------------------------------
Chex$Cashed...............................          19           September 1995        $   7.4 million
Southland kiosks--Texas...................          11              May 1996               0.5 million
Any Kind..................................          63             August 1996            31.0 million
ABC.......................................          15             August 1996             6.0 million
Money Mart................................         143 (1)        November 1996           17.7 million
Cash-N-Dash...............................          32            November 1996            7.3 million
C&C.......................................          22            November 1996            3.8 million
Canadian Capital Corporation..............          43             April 1997             13.3 million

------------------
(1) Includes 107 franchised stores, of which 43 were owned by Canadian Capital Corporation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations solely reflects the historical results of the Company. The aforementioned purchase price amounts do not reflect borrowings to provide for the working capital needs of the acquired entities. The purchase prices including working capital were as follows: $9.1 million for Chex$Cashed, $37.0 million for Any Kind, $7.5 million for ABC, $18.6 million for Money Mart, $7.3 million for Cash-N-Dash, $4.3 million for C&C and $15.1 million for Canadian Capital Corporation. The aforementioned purchase prices for Cash-N-Dash and C&C include estimated contingent payments to the sellers of $750,000 for Cash-N-Dash (payable over four years) and $300,000 for C&C (payable over three years) based on future revenues. Any amounts paid under the revenue-based earn-out contingencies for Cash-N-Dash and C&C will be recorded as additional consideration of the acquisition when the contingency is resolved, and during the twelve months ended June 30, 1998, $287,000 in additional consideration was earned and recorded as additional purchase price.

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

The Company's revenues from government services as a percentage of total revenues decreased for the years ended June 30, 1998 and June 30, 1997 due in large part to the acquisitions made by the Company during those periods. The Company expects that its revenues from the distribution of public assistance benefits will continue to decline due to a number of factors, including a continued reduction in the number of recipients eligible for benefits. Additionally, a number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. For the years ended June 30, 1996, 1997 and 1998, these contracts contributed 18%, 9% and 6%, respectively, of total revenues. Management believes the installation of such systems will not have a material adverse effect on the Company's results of operations or financial condition. See "Government Benefits Distribution" on page 12.

Results of Operations

The following table sets forth the Company's results of operations as a percentage of revenues for the indicated periods:

                                                                                 YEAR ENDED JUNE 30,
                                                                           --------------------------------
                                                                               1996     1997      1998
                                                                           --------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues:
    Revenues from check cashing...........................................     47.8%    62.6%    63.2%
    Revenues from government services.....................................     37.6     19.4     12.9
    Other revenues........................................................     14.6     18.0     23.9
                                                                           --------------------------------
Total revenues............................................................    100.0    100.0    100.0

Store and regional expenses:
    Salaries and benefits.................................................     32.9     32.3     30.3
    Occupancy.............................................................      9.5      9.6      8.7
    Depreciation..........................................................      2.1      1.7      1.8
    Other.................................................................     27.6     24.7     21.6
                                                                           --------------------------------
Total store and regional expenses.........................................     72.1     68.3     62.4

Corporate expenses........................................................     12.6      9.8     11.2
Loss on store closings and sales..........................................     10.6       .5       .1
Other depreciation and amortization.......................................      4.4      4.7      4.2
Interest expense..........................................................      8.0     12.1     11.6
Writedown of goodwill.....................................................      -        -       11.6
                                                                           --------------------------------
Income (loss) before taxes and extraordinary item.........................     (7.7)     4.6     (1.1)
Income tax provision (benefit)............................................     (2.9)     2.9      5.0
                                                                           --------------------------------
Income (loss) before extraordinary item...................................     (4.8)     1.7     (6.1)
Extraordinary loss on debt extinguishment (net of income tax benefit).....      -       (2.4)     -
                                                                           --------------------------------
Net (loss)................................................................     (4.8)%    (.7)%   (6.1)%
                                                                           ================================

YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

Total revenues were $111.2 million for the year ended June 30, 1998 as compared to $83.0 million for the year ended June 30, 1997, an increase of $28.2 million, or 34.0%. Of this increase, $26.5 million resulted from the inclusion of the results of operations of the entities acquired during fiscal 1997, (collectively referred to hereafter as the "Acquisitions"). The increase was offset in part by revenues related to the sale or closing of 22 stores in Michigan, California and Texas during fiscal 1998 which generated a decrease in revenue of $2.5 million. For stores that were opened and owned by the Company during the entire period from July 1, 1996 through June 30, 1998, revenues increased by 15.3%. This increase resulted from an increase in other revenues of 48.6% primarily as a result of increased revenue from the Cash `Til Payday(R) program and an increase in revenues from check cashing of 12.6%, offset in part by a decrease in revenues from government services of 25.2%. Government services revenues accounted for 12.9% of total revenues for the year ended June 30, 1998, a decrease from 19.4% of total revenues for the year ended June 30, 1997. The decrease in revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and the closure and/or sale of the stores in Michigan and California. The Company receives revenue on its government contracts based primarily on the number of transactions it executes. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

Store and regional expenses were $69.3 million for the year ended June 30, 1998 as compared to $56.7 million for the year ended June 30, 1997, an increase of $12.6 million, or 22.2%. The Acquisitions resulted in an increase in store and regional expenses of $13.3 million, while the 22 stores closed in fiscal 1998 resulted in a decrease in store expenses of approximately $2.3 million. Store and regional expenses as a percentage of revenues decreased from 68.3% in the year ended June 30, 1997 to 62.4% in the year ended June 30, 1998. This decrease was due primarily to the continued improvement in store level profitability.

Salaries and benefits were $33.7 million for the year ended June 30, 1998 as compared to $26.8 million for the year ended June 30, 1997, an increase of $6.9 million, or 25.7%. The Acquisitions accounted for an increase in salaries and benefits of $6.4 million. Salaries and benefits expenses as a percentage of revenue decreased from 32.3% for the year ended June 30, 1997 to 30.3% for the year ended June 30, 1998, as a result of increases in revenues from the Cash `Til Payday(R) program and revenues from check cashing.

Occupancy expense was $9.7 million for the year ended June 30, 1998 as compared to $8.0 million for the year ended June 30, 1997, an increase of $1.7 million, or 21.3%. The Acquisitions accounted for an increase of $2.2 million and the sale or closing of 22 stores in Michigan, California, and Texas accounted for a decrease of $348,000 million. Occupancy expense as a percentage of revenues decreased from 9.6% for the year ended June 30, 1997 to 8.7% for the year ended June 30, 1998, due to an increase in same store revenues.

Depreciation expense was $2.0 million for the year ended June 30, 1998 as compared to $1.4 million for the year ended June 30, 1997 an increase of $600,000, or 42.9%. The Acquisitions accounted for an increase of $600,000. Depreciation expense as a percentage of revenues increased from 1.7% for the year ended June 30, 1997 to 1.8% for the year ended June 30, 1998.

Other store and regional expenses were $24.0 million for the year ended June 30, 1998 as compared to $20.5 million for the year ended June 30, 1997, an increase of $3.5 million, or 17.1%. The Acquisitions accounted for an increase in other store and regional expenses of $4.2 million while store closings and sales resulted in a decrease of $1.0 million. Other store and regional expenses consist of bank charges, armored security costs, net returned checks, cash and food stamp shortages, insurance, and other costs incurred by the stores.

Corporate expenses were $12.5 million for the year ended June 30, 1998 as compared to $8.2 million for the year ended June 30, 1997, an increase of $4.3 million, or 52.4%. This increase resulted from the additional corporate costs, primarily salaries and benefits, associated with the acquisitions completed during fiscal 1996 and fiscal 1997. Corporate expenses as a percentage of revenues increased from 9.8% for the year ended June 30, 1997 to 11.2% for the year ended June 30, 1998, due primarily to expenses incurred on new business research and development. (See footnote 15 in the attached consolidated financial statements.)

Loss on store closings and sales was $45,000 for the year ended June 30, 1998 as compared to $381,000 for the year ended June 30, 1997, a decrease of $336,000, or 88.2%.

Other depreciation and amortization expenses were $4.8 million for the year ended June 30, 1998 as compared to $3.9 million for the year ended June 30, 1997, an increase of $900,000, or 23.1%. This increase is due to the recognition of a full year of amortization on the goodwill associated with the Acquisitions.

Interest expense was $12.9 million for the year ended June 30, 1998 as compared to $10.0 million for the year ended June 30, 1997, an increase of $2.9 million, or 29.0%. This increase was primarily attributable to increased average outstanding indebtedness to finance the Acquisitions.

For the year ended June 30, 1998, the Company recorded a $12.9 million writedown of goodwill related to the government services business. See page 32.

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

Store and regional expenses were $56.7 million for the year ended June 30, 1997 as compared to $30.6 million for the year ended June 30, 1996, an increase of $26.1 million, or 85.3%. The Acquisitions resulted in an increase in store and regional expenses of $28.7 million, while the 19 stores closed in December 1995 resulted in a decrease in store expenses of $2.4 million. Store and regional expenses as a percentage of revenues decreased from 72.2% in the year ended June 30, 1996 to 68.3% in the year ended June 30, 1997. This decrease was due primarily to operating losses of the stores acquired from ARI, Inc., in February 1995. During December 1995, the Company decided to close or sell all of the stores acquired from ARI, Inc. and recognized a pretax charge of approximately $4.4 million relating thereto. Excluding the results of operations of the ARI, Inc. stores, store and regional expenses as a percentage of revenues were 69.1% for the year ended June 30, 1996.

Salaries and benefits were $26.8 million for the year ended June 30, 1997 as compared to $14.0 million for the year ended June 30, 1996, an increase of $12.8 million, or 91.4%. The Acquisitions accounted for an increase of salaries and benefits of $13.9 million while the 19 stores closed in December 1995 resulted in a decrease in salaries and benefits of $700,000.

Occupancy expense was $8.0 million for the year ended June 30, 1997 as compared to $4.0 million for the year ended June 30, 1996, an increase of $4.0 million, or 100%. The Acquisitions accounted for an increase of $4.2 million, while the 19 stores closed in December 1995 resulted in a decrease of $300,000. Occupancy expense as a percentage of revenues increased from 9.5% for the year ended June 30, 1996 to 9.6% for the year ended June 30, 1997.

Depreciation expense was $1.4 million for the year ended June 30, 1997 as compared to $900,000 for the year ended June 30, 1996, an increase of $500,000, or 55.6%. The Acquisitions accounted for an increase of $700,000. Depreciation expense as a percentage of revenues decreased from 2.1% for the year ended June 30, 1996 to 1.7% for the year ended June 30, 1997.

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

Corporate expenses were $8.2 million for the year ended June 30, 1997 as compared to $5.4 million for the year ended June 30, 1996, an increase of $2.8 million, or 51.9%. This increase resulted from the additional corporate costs, primarily salaries and benefits, associated with the acquisitions completed during fiscal 1996 and fiscal 1997. Corporate expense as a percentage of revenues decreased from 12.6% for the year ended June 30, 1996 to 9.8% for the year ended June 30, 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash are from operations, borrowings under its credit facilities, and sales of Holdings' common stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance loan store expansion. For the years ended June 30, 1998, 1997, and 1996, the Company had net cash provided by operating activities of $18.0 million, $9.3 million, and $3.7 million, respectively, for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology, and acquisitions. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $2.7 million during its fiscal year ending June 30, 1999, for remodeling and relocation of certain existing stores and for opening loan stores. The actual amount of capital expenditures will depend in part on the number of new stores acquired and the number of stores remodeled. In addition, the Company intends to spend up to $2.4 million during fiscal 1999 to purchase the equipment necessary to implement a POS system.

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

The Offering generated gross proceeds of $110.0 million which were used to repay all of the Company's then-existing indebtedness under its then-existing credit facility, to fund the Money Mart, Cash-N-Dash, C&C, and Canadian Capital Corporation acquisitions, and to pay related fees and expenses. The repayment of substantially all of the Company's existing indebtedness resulted in an extraordinary loss, net of taxes, of approximately $2.0 million. This loss results from the write-off of the deferred financing costs associated with the Company's existing credit facility.

On June 30, 1998, the Notes, seller subordinated notes, and other indebtedness aggregating $112.7 million were outstanding. The Company's indebtedness includes a seller subordinated note of $2.6 million from the acquisition of ARI, Inc. See "Dollar Financial Group, Inc.--Notes to Consolidated Financial Statements--Loss on Store Closings and Sales." The Company is seeking to restructure its obligations under the original subordinated note issued to the seller as part of the acquisition, and has ceased making principal and interest payments. As a result, the seller has filed a complaint against the Company alleging, among other things, breach of contract, and is seeking payment of the balance of the note. Depending on the outcome of the complaint filed by the seller, the Company could be required to pay the balance of the note. See "Item 3--Legal Proceedings." The Company does not believe this would have a material impact on its liquidity.

Simultaneously with the consummation of the Offering, the Company entered into a new revolving credit facility, which the Company uses primarily for working capital needs. The new revolving credit facility allows borrowings in an amount not to exceed the lesser of $25.0 million or a borrowing base as set forth in the new revolving credit facility agreement with a commitment of an additional $10.0 million for the period January 1, 1998 to June 30, 1998. Amounts outstanding under the New Revolving Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Bank of America NT&SA, as its "reference rate", (ii) the Eurodollar Rate (as defined therein) plus 1.75% or (iii) the one day Eurodollar Rate (as defined therein) plus 2.00%, determined at the Company's option. Amounts outstanding under the New Revolving Credit Facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the New Revolving Credit Facility are guaranteed by Holdings and each of the Company's direct and indirect subsidiaries. The Company had $25.0 million of unborrowed availability under the new revolving credit facility at June 30, 1998.

The Senior Notes and the New Revolving Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to maintain minimum amounts of net worth, achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. As a result of the write down of goodwill, at June 30, 1998, the Company did not meet the net worth covenant in the new Revolving Credit Facility. This condition was waived through December 31, 1998. In the event the Company fails to meet the net worth covenant at March 31, 1999 (the date of the next covenant calculation following December 31, 1998) the Company would seek to obtain a waiver through June 30, 1999 and obtain an amendment to the new Revolving Credit Facility agreement, so that the Company would meet the net worth covenant prospectively. Should the Company not obtain a waiver or an amendment following a violation at March 31, 1999, the Company would seek to obtain a credit facility from other lenders. Finally if these two remedies were not available, the Company believes that cash flow from operations would provide sufficient short-term liquidity for the Company's operations and pay down amounts outstanding, if any, under the New Revolving Credit Facility.

In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility provides for a commitment of up to $4.8 million. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance.

The Company is highly leveraged, and borrowings under the new revolving credit facility and the overdraft facility will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future, including with respect to the operations acquired in the Acquisitions, is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies due to the Acquisitions. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and an expansion of the Cash 'Til Payday Loan(R) Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. As discussed earlier within this Management's Discussion and Analysis, the Commonwealth of Pennsylvania initiated an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. The Company believes this outcome will not have a material impact on the Company's liquidity or capital resources. As a result of the foregoing assumptions, which the Company believes to be reasonable, the Company expects to be able to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments on the Notes and payments of interest and principal on other indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of the principal of the Notes on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

WRITEDOWN OF GOODWILL

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS 121, the Company reviews for impairment of long-lived assets and related goodwill whenever events or changes in circumstances occur which indicate that the carrying amount of an asset may not be recoverable.

If an event or change in circumstance is present or an event or change in circumstance indicates that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss for the difference between the carrying amount of the asset and the estimated fair value of the asset. The Company determines the estimated fair value of the asset by discounting the estimated future cash flows using a discount rate commensurate with the risks involved in the use of such asset. In estimating future cash flows, the Company groups assets at the lowest level for which there are identifiable cash flows. The Company groups assets between its two primary lines of business that generate independent cash flows: check cashing and government services.

During the fourth quarter of fiscal year 1998, the Commonwealth of Pennsylvania informed the Company that all of the Commonwealth's government services contracts would be terminated at June 30, 1998 as a result of the successful implementation of an Electronic Benefit Transfer (EBT) system in Pennsylvania. Additionally, during the fourth quarter of fiscal year 1998, the State of New York presented the Company with an EBT implementation plan, which contemplates the successful implementation of EBT within the State of New York by May 2000. This implementation plan does not include the Company providing additional services after May 2000. Also, during the fourth quarter of fiscal year 1998, management of the Company concluded that the Company would not have the opportunity to provide similar government services for the newly installed EBT systems in either Pennsylvania or New York. Upon the occurrence of these events, the Company determined that an impairment indicator was present. Accordingly, the Company estimated future cash flows for the remaining government services business and compared the undiscounted cash flows to the carrying amount of assets and related goodwill separately identifiable with the government services line of business. This analysis indicated that the goodwill related to the government services business was impaired. As a result, the Company measured the amount of impairment to be recorded by comparing the fair value of the assets and related goodwill to the carrying value of the assets and related goodwill. This analysis indicated that the fair value of the assets and related goodwill was less than the carrying value by $12.9 million. Therefore, the Company has written down the carrying value of the related goodwill by a charge to income of $12.9 million. This charge relates to goodwill as the fixed assets associated with the government services line of business have been fully depreciated. The remaining unamortized goodwill of approximately $3.0 million related to the government services business will be amortized over the estimated remaining life of the future undiscounted cash flows associated with the government services business which is May 2000 for substantially all of the remaining goodwill.

INCOME TAXES

The Company's effective tax rates for fiscal 1996, 1997, and 1998 were (37.0)%, 62.5%, and (439.9)%, respectively. The effective rate differs from the federal statutory rate of 34% due to state taxes and nondeductible goodwill amortization which resulted from the June 30, 1994 acquisition of the Company and several subsequent acquisitions. The Company had no valuation allowance recorded against deferred tax assets at June 30, 1997 or 1998. The fiscal 1996 effective tax rate is less than the fiscal 1997 effective tax rate due to the reversal of the valuation allowance on the Company's gross deferred tax asset during fiscal 1996. The fiscal 1998 effective tax rate is less than the fiscal 1997 effective tax rate primarily due to the writedown of goodwill in 1998. Realization of the gross deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management has determined, based on the Company's history of earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize its deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

The Company's store operations, which are not significantly dependent on technology, will not be significantly affected by the Year 2000 Issue, however, the Company has identified external systems that are currently not Year 2000 compliant and has initiated communication with the vendors of such systems regarding their plans to remedy the Year 2000 issues. Although the Company believes these vendors will conform on a timely basis, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner and would not have an adverse effect on the Company's systems. Because the Company's store operations are not heavily dependent on technology, an inability to convert external or internal systems timely would not have an adverse impact on store operations.

The Company expects the Year 2000 projects to be complete by early 1999 and does not expect the costs to be material. The Company does not expect the projects to have a significant effect on operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board, "FASB" issued Statement No. 130, "Reporting Comprehensive Income." This Statement will become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. This Statement is expected to have no effect on the Company's results of operations, financial position, capital resources, or liquidity.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt its requirements in connection with its annual reporting for the year ending June 30, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


GENERALLY

In the operations of its subsidiaries and the reporting of its consolidated financial results, the Company is affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to:

             o  interest rates on debt
             o  foreign exchange rates generating translation gains and losses

Changes in interest rates and/or exchange rates have not, and are not expected to, materially impact the consolidated financial position, results of operations or cash flows of the Company.

The Company and its subsidiaries have no market risk sensitive instruments entered into for "trading purposes," as such term is defined by generally accepted accounting principles. Information contained herein relates only to instruments entered into for purposes other than trading.

INTEREST RATES

The Company's outstanding indebtedness, and related interest rate risk, is managed centrally by the office of the Chief Financial Officer of the Company by implementing the financing strategies approved by the Company's Board of Directors. The Company's debt consists of fixed-rate senior notes, a revolving credit facility, an overdraft credit facility and a subordinated promissory note. The Company's revolving credit facility, overdraft credit facility and subordinated promissory note carry a variable rate of interest. As most of the Company's average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to materially impact the Company's consolidated pre-tax earnings.

FOREIGN EXCHANGE RATES

The operation of the Company's subsidiary in Canada provides exposure to volatile movements in the currency exchange rate of the Canadian dollar. The Canadian operations constituted approximately 25% of the Company's fiscal year 1998 consolidated pre-tax earnings. As currency exchange rates change, translation of the financial results of the Canadian operations into U.S. dollars will be impacted. However, this impact has not historically been material to the consolidated financial results of the Company, although such changes do affect the year-to-year comparability of the operating results of the international businesses.

The Company does not hedge translation risks because (1) cash flows from international operations are generally reinvested locally and (2) the minimal exposure to material volatility to reported earnings does not justify the cost.

The Company estimated that a 10% change in foreign exchange rates by itself would impact reported pre-tax earnings from continuing operations by approximately $267,000. Such impact represents nearly 10% of the pre-tax earnings of the Canadian operations for fiscal year 1998 and (21)% of the Company's consolidated pre-tax earnings for such year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DFG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dollar Financial Group, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Group, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
August 21, 1998

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                    JUNE 30,
                                                                       -----------------------------------
                                                                             1997              1998
                                                                       -----------------------------------
ASSETS
Cash and cash equivalents............................................      $   55,205        $   55,501
Accounts receivable..................................................           8,101             5,726
Prepaid expenses.....................................................           1,647             1,814
Deferred income taxes................................................             805             1,070
Note receivable--officer.............................................             200               200
Property and equipment, net of accumulated
    depreciation of $3,686 and $4,616................................           7,934             7,820
Cost assigned to contracts acquired, net of accumulated
    amortization of $235 and $461....................................             457               231
Cost in excess of net assets acquired, net of accumulated
    amortization of $4,754 and $6,559................................         103,313            87,036
Covenants not to compete, net of accumulated
    amortization of $418 and $917....................................           1,558               786
Debt issuance costs, less accumulated
    amortization of $306 and $885....................................           5,370             4,856
Other................................................................           1,398               810
                                                                       -----------------------------------
                                                                           $  185,988        $  165,850
                                                                       ===================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable.....................................................      $   12,837        $   12,806
Income taxes payable.................................................             778             2,002
Advance from money transfer agent....................................           3,000             3,000
Accrued expenses.....................................................           3,880             3,722
Accrued interest payable.............................................           1,942             2,191
Revolving credit facilities..........................................          12,187                 -
Long-term debt and subordinated notes payable........................           2,804             2,675
10-7/8% Senior Notes due 2006........................................         110,000           110,000
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares authorized;
       100 shares issued and outstanding at June 30, 1997
       and 1998......................................................               -                 -
    Additional paid-in capital.......................................          40,941            40,941
    Accumulated deficit..............................................          (2,078)           (8,875)
    Foreign currency translation.....................................            (303)           (2,612)
                                                                       -----------------------------------
Total shareholder's equity...........................................          38,560            29,454
                                                                       -----------------------------------
                                                                           $  185,988        $  165,850
                                                                       ===================================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED JUNE 30,
                                                      ----------------------------------------------------
                                                            1996             1997              1998
                                                      ----------------------------------------------------

Revenues...........................................       $   42,430       $   83,012        $  111,185
Store and regional expenses:
    Salaries and benefits..........................           13,975           26,817            33,670
    Occupancy                                                  4,031            7,951             9,656
    Depreciation...................................              893            1,446             2,018
    Other..........................................           11,709           20,452            24,002
                                                      ----------------------------------------------------
Total store and regional expenses..................           30,608           56,666            69,346
Corporate expenses.................................            5,360            8,175            12,462
Loss on store closings and sales...................            4,501              381                45
Other depreciation and amortization................            1,858            3,905             4,776
Interest expense, net of interest income
    in 1998 of $128................................            3,385           10,007            12,945
Writedown of goodwill..............................                -                -            12,870
                                                      ----------------------------------------------------
Income (loss) before taxes and extraordinary item..           (3,282)           3,878            (1,259)
Income tax provision (benefit).....................           (1,214)           2,425             5,538
                                                      ----------------------------------------------------
Income (loss) before extraordinary item............           (2,068)           1,453            (6,797)
Extraordinary loss on debt extinguishment
    (net of income tax benefit of $1,042)..........                -           (2,023)                -
                                                      ----------------------------------------------------
Net loss...........................................       $   (2,068)      $     (570)       $   (6,797)
                                                      ====================================================


                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     RETAINED       FOREIGN
                                  COMMON STOCK        ADDITIONAL     EARNINGS       CURRENCY        TOTAL
                           -------------------------    PAID-IN    (ACCUMULATED)  TRANSLATION   SHAREHOLDER'S
                              SHARES       AMOUNT       CAPITAL      DEFICIT)      ADJUSTMENT      EQUITY
                           ------------------------------------------------------------------------------------
Balance, June 30, 1995...       100          $ -         $15,215      $   560       $      -       $15,775
   Net loss for the year
     ended June 30, 1996.                                              (2,068)                      (2,068)
                           ------------------------------------------------------------------------------------
Balance, June 30, 1996...       100            -          15,215       (1,508)             -        13,707
   Capital contribution
     from parent.........                                 25,726                                    25,726
   Translation adjustment
     for the year ended
     June 30, 1997.......                                                               (303)         (303)
   Net loss for the year
     ended June 30, 1997.                                                (570)                        (570)
                           ------------------------------------------------------------------------------------
Balance, June 30, 1997...       100            -          40,941       (2,078)          (303)       38,560
                           ------------------------------------------------------------------------------------
   Translation adjustment
     for the year ended
     June 30, 1998.......                                                             (2,309)       (2,309)
   Net loss for the year
     ended June 30, 1998.                                              (6,797)                      (6,797)
                           ------------------------------------------------------------------------------------
Balance, June 30, 1998...       100         $  -        $ 40,941     $ (8,875)      $ (2,612)   $   29,454
                           ====================================================================================


                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED JUNE 30,
                                                                            ---------------------------------------
                                                                                1996         1997           1998
                                                                            ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................     $ (2,068)    $   (570)    $ (6,797)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Depreciation and amortization.....................................        2,751        5,626        7,374
       Loss on store closings and sales..................................        4,501          381           45
       Writedown of goodwill.............................................            -            -       12,870
       Extraordinary loss on debt extinguishment, net of income
          tax benefit....................................................            -        2,023            -
       Deferred tax provision (benefit)..................................       (1,282)         735         (265)
       Change in assets and liabilities (net of effect of acquisitions):
          Decrease (increase) in accounts receivable.....................         (696)      (1,717)       2,343
          (Increase) decrease in prepaid expenses and other assets.......         (661)         612          753
          Increase in accounts payable, income taxes payable, ...........
accrued expenses and accrued interest payable............................        1,124        2,229        1,680
                                                                            ---------------------------------------
Net cash provided by operating activities................................        3,669        9,319       18,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired.......................................       (7,269)     (73,048)      (1,870)
Gross proceeds from sales of property and equipment......................            -            -          202
Additions to property and equipment......................................         (877)      (2,626)      (2,569)
                                                                            ---------------------------------------
Net cash used in investing activities....................................       (8,146)     (75,674)      (4,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt...............................................       (3,336)     (66,788)           -
Proceeds from advance from money transfer agent..........................            -        3,000            -
Payments on subordinated notes payable...................................         (342)        (200)        (129)
Net increase (decrease) in revolving credit facilities...................        1,530        4,449      (12,187)
Proceeds from long-term debt.............................................        9,182      145,000            -
Payments of debt issuance costs..........................................            -       (7,993)         (66)
Payments of financed insurance premiums..................................            -            -         (317)
Proceeds from equity contribution from parent............................          210       21,652            -
                                                                            ---------------------------------------
Net cash provided by (used in) financing activities......................        7,244       99,120      (12,699)
Effect of exchange rate changes on cash and cash equivalents.............            -         (105)        (771)
                                                                            ---------------------------------------
Net increase in cash and cash equivalents................................        2,767       32,660          296
Cash and cash equivalents at beginning of year...........................       19,778       22,545       55,205
                                                                            ---------------------------------------
Cash and cash equivalents at end of year.................................     $ 22,545     $ 55,205     $ 55,501
                                                                            =======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid............................................................     $  3,226     $  8,383     $ 12,250
Income taxes paid........................................................     $     21     $    936     $  4,314

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution from parent in connection with
    acquisition of Any Kind Check Cashing Centers, Inc...................     $      -     $  2,000     $      -
Capital contribution from parent in connection with
    acquisition of Cash-N-Dash Check Cashing, Inc........................     $      -     $    500     $      -
Capital contribution from parent in connection with
    acquisition of National Money Mart, Inc..............................     $      -     $    520     $      -
Receivable for exercise of stock options.................................     $      -     $    875     $      -
Tax benefit from exercise of stock options...............................     $      -     $    179     $      -


                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

1. ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements are those of Dollar Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist solely of its investment in the Company. Holdings has no employees or operating activities.

The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 416 locations (of which 343 are Company-owned) operating as Money Mart, Any Kind Check Cashing Centers(R), ABC Check Cashing(TM), Cash-N-Dash Check Cashing(TM), C&C Check Cashing(TM), Check Mart(R), The Service Centers, Chex$Cashed(R), QwiCash(R), Quikcash, Almost-A-Banc(R), Financial Exchange Company(R) and Loan Mart(TM) in thirteen states, the District of Columbia, and Canada. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, issuance of food stamps and other welfare benefits, and various other related services. Additionally, the Company, through its merchant services division, maintains and services the network of electronic government benefits distribution in approximately 1,200 merchant locations throughout the State of New York.

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

Cash and Cash Equivalents

Cash includes cash in stores and demand deposits with financial institutions. Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of changes in value because of changes in interest rates.

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

Debt Issuance Costs

Debt issuance costs are amortized using the straight-line method over the remaining term of the related debt (see Note 7).

Store and Regional Expenses

The direct costs incurred in operating the Company's stores and providing services under the Company's merchant services contracts have been classified as store expenses. Store expenses include salaries and benefits of store and regional employees, rent and other occupancy costs, depreciation of property and equipment, bank charges, armored security costs, net returned checks, cash and food stamp shortages, and other costs incurred by the stores. Excluded from store operations are the corporate expenses of the Company which include salaries and benefits of corporate employees, professional fees, and travel costs.

Returned Checks

The Company charges operations for losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received. The net expense for bad checks included in other store expenses in the accompanying consolidated statements of operations was $1,165,000, $3,207,000, and $3,915,000 for the years ended June 30, 1996, 1997, and 1998, respectively.

Income Taxes

The Company uses the liability method to account for income taxes. Accordingly, deferred income taxes have been determined by applying current tax rates to temporary differences between the amount of assets and liabilities determined for income tax and financial reporting purposes.

The Company and its subsidiaries file a consolidated federal income tax return with Holdings.

Employees' Retirement Plan

Retirement benefits are provided to substantially all full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee's contribution, up to 4% of the employee's annual salary. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $129,000, $246,000, and $368,000, for the years ended June 30, 1996, 1997, and 1998, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $705,000, $1,278,000, and $2,078,000, for the years ended June 30, 1996, 1997, and 1998, respectively.

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

Fair Value of Financial Instruments

The carrying values of subordinated notes payable and the revolving credit facility approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company's Senior Notes is based on quoted market prices (see Note 7).

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

Franchise Fees and Royalties

The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned. At June 30, 1998 and 1997, 70 and 67 Money Mart stores were operated by a total of 14 and 16 different franchisees, respectively. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. Initial franchise fees included in revenues were approximately $177,000 for the year ended June 30, 1998 and $42,000 for the year ended June 30, 1997.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." This Statement will become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. This Statement is expected to have no effect on the Company's results of operations, financial position, capital resources, or liquidity.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt its requirements in connection with its annual reporting for the year ending June 30, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

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

Dividends

Under the terms of the Company's New Revolving Credit Facility discussed in Note 7, the Company is not permitted to declare, pay, or make any cash dividends to Holdings.

Stock Options

Holdings has granted nonqualified common stock options (the "options") to certain executives to acquire up to 3,500 shares of common stock at a price of $1,000 per share, the estimated fair market value of the common stock at date of grant, of which 2,625 shares under option were outstanding at June 30, 1998. The options have a term of ten years from the date of issuance (June 30, 1994), and vest in equal monthly increments over three years. The options will terminate if the employee terminates employment unless the vested options are exercised within 60 days following the date on which termination occurs. All shares issuable upon the exercise of the options are subject to the shareholders agreement discussed below. On June 30, 1997, upon resignation, an executive exercised options to purchase 875 shares of Holdings' common stock. The exercise of the options, along with the related tax benefit to Holdings, resulted in a capital contribution of $1,053,500 from Holdings to the Company.

In addition to the options noted above, these executives were granted additional options on June 30, 1994 (the "additional options") to acquire up to 1,500 shares of the common stock of Holdings of which 1,125 shares under option were outstanding at June 30, 1998. The initial exercise price of these additional options was $1,000 per share, with the exercise price increasing by 40% over the exercise price for the prior year applicable on each anniversary date. From and after the fifth anniversary date (June 30, 1999), the exercise price will be $5,000 per share. These additional options have a term of ten years provided that Holdings does not have a change of control or an initial public offering of its common stock. The additional options are fully vested but are exercisable only in the event of a change in control or an initial public offering of its shares of common stock. The shares subject to the additional options are not subject to the shareholders agreement described below. A shareholders agreement exists which provides for the mandatory repurchase at fair value of all shares owned by certain members of executive management in the event of death or termination of the executive. Upon resignation of an executive and pursuant to a Termination Agreement (the "Termination Agreement") with an executive dated June 30, 1997, additional options to acquire 375 shares of the common stock of Holdings were canceled.

In connection with the issuance of 13,750 shares of Holdings' common stock in August 1996, the number of shares under option was increased by 2,100 shares under option of which 1,725 shares under option were outstanding at June 30, 1998, with an exercise price of $1,600 per share, the estimated fair market value of the common stock at date of grant (the "Supplemental Options"). The shareholders agreement was revised to give effect to the transactions discussed herein. Upon resignation of an executive and pursuant to the Termination Agreement, 375 of the Supplemental Options were canceled. The supplemental options are exercisable only in the event that, at the time of exercise, the majority shareholder has realized an internal rate of return of 35% or more on its equity investment in Holdings made in August 1996.

On April 2, 1997, Holdings adopted the DFG Holdings, Inc. Stock Incentive Plan (the "Plan") whereby 500 shares of Holdings' common stock may be awarded to employees or consultants of the Company. The Board of Directors of Holdings subsequently approved an increase of 1000 shares to the number of shares of Holdings' common stock that may be awarded. The awards, at the discretion of Holdings' Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights ("SAR") may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the Plan shall be subject to adjustment as specified in the Plan provisions. No options may be granted after April 1, 2007. During the year ended June 30, 1997, 300 nonqualified stock options were granted under the Plan at an exercise price of $1,600 per share, the estimated fair market value of the common stock at date of grant. The options are exercisable in 33% increments annually on the first, second, and third anniversary of the grant date and have a term of ten years from the date of issuance. During the year ended June 30, 1998, 200 nonqualified stock options were granted under the Plan at an exercise price of $1,900 per share and 100 nonqualified stock options were granted under the Plan at an exercise price of $1,600 per share, the estimated fair market value of the common stock at the dates of grant. The options are exercisable in 33% increments annually on the first, second, and third anniversary of the grant date and have a term of ten years from the date of issuance. No options under the Plan were exercised during fiscal 1997 or during fiscal 1998.

In July 1997, Holdings granted nonqualified options to an executive to purchase 200 shares of Holdings' common stock at an exercise price of $1,600 per share, the estimated fair market value of the common stock at date of grant. The options have a term of ten years and vest in equal monthly increments over four years beginning in August 1997. All options become immediately vested upon termination of the executive's employment without cause, change of control of Holdings, sale by Holdings of substantially all of the assets or stock of Holdings or death or disability of the executive. None of these options were exercised during fiscal 1998.

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

4. ACQUISITIONS

During 1996, 1997, and 1998, the Company acquired the entities described below (collectively referred to as the "Acquisitions"), which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statements of operations for the periods in which they were owned by the Company. The total purchase price for each acquisition has been allocated to assets acquired and liabilities assumed based on estimated fair values.

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

In February 1998, the Company acquired all of the outstanding stock of a company which operated 5 Money Mart franchises in Vancouver, British Columbia. Total consideration for the purchase was $1.0 million, plus initial working capital of approximately $200,000. The excess of the purchase price over the fair value of identifiable net assets acquired was $900,000.

The acquisitions of Any Kind and ABC were financed through bank borrowings of $35.0 million under a credit facility then existing, the issuance by Holdings of $2.0 million of common stock to the seller of Any Kind, and the sale of $22.0 million of Holdings' common stock to affiliates of Weiss, Peck & Greer, L.L.C., Pegasus Partners, L.P. and a Pegasus affiliate, and General Electric Capital Corporation ("GECC"). Concurrently, with the acquisitions of Any Kind and ABC, the Company increased and amended its Existing Credit Facility. The cash portion of the purchase price of the Money Mart, Cash-N-Dash, C&C, and Canadian Capital acquisitions was financed from the net proceeds of the offering of 10-7/8% Senior Notes due 2006 (the "Offering," see Note 7). The bank borrowings entered into in connection with the Any Kind and ABC acquisitions were repaid with the net proceeds of the Offering.

The following unaudited pro forma information for the years ended June 30, 1996 and June 30, 1997 presents the results of operations as if the acquisitions of "Chex$Cashed", "Any Kind," "ABC," "Money Mart," "Cash-N-Dash," "C&C," and "Canadian Capital" had occurred on July 1, 1995. The pro forma operating results include the results of operations for these acquisitions for the indicated periods and reflect the amortization of intangible assets arising from the acquisitions and increased interest expense on acquisition debt. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                     YEAR ENDED JUNE 30,
                                                        (UNAUDITED)
                                             -----------------------------------
                                                   1996             1997
                                             -----------------------------------
                                                   (dollars in thousands)

Total revenue..............................     $  101,936       $  103,005
Income (loss) before extraordinary item....     $   (1,142)      $    3,349
Net income (loss)..........................     $   (1,142)      $    1,326

The pro forma results of operations do not give effect to the acquisition of the check cashing kiosks in Texas, or the five stores acquired in Vancouver, Canada in February 1998, since the pro forma results would not be materially different.

5. WRITEDOWN OF GOODWILL

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS 121, the Company reviews for impairment of long-lived assets and related goodwill whenever events or changes in circumstances occur which indicate that the carrying amount of an asset may not be recoverable.

If an event or change in circumstance is present or an event or change in circumstance indicates that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss for the difference between the carrying amount of the asset and the estimated fair value of the asset. The Company determines the estimated fair value of the asset by discounting the estimated future cash flows using a discount rate commensurate with the risks involved in the use of such asset. In estimating future cash flows, the Company groups assets at the lowest level for which there are identifiable cash flows. The Company groups assets between its two primary lines of business that generate independent cash flows: check cashing and government services.

During the fourth quarter of fiscal year 1998, the Commonwealth of Pennsylvania informed the Company that all of the Commonwealth's government services contracts would be terminated at June 30, 1998 as a result of the successful implementation of an Electronic Benefit Transfer (EBT) system in Pennsylvania. Additionally, during the fourth quarter of fiscal year 1998, the State of New York presented the Company with an EBT implementation plan, which contemplates the successful implementation of EBT within the State of New York by May 2000. This implementation plan does not include the Company providing additional services after May 2000. Also, during the fourth quarter of fiscal year 1998, management of the Company concluded that the Company would not have the opportunity to provide similar government services for the newly-installed EBT systems in either Pennsylvania or New York. Upon the occurrence of these events, the Company determined that an impairment indicator was present. Accordingly, the Company estimated future cash flows for the remaining government services business and compared the undiscounted cash flows to the carrying amount of assets and related goodwill separately identifiable with the government services line of business. This analysis indicated that the goodwill related to the government services business was impaired. As a result, the Company measured the amount of impairment to be recorded by comparing the fair value of the assets and related goodwill to the carrying value of the assets and related goodwill. This analysis indicated that the fair value of the assets and related goodwill was less than the carrying value by $12.9 million. Therefore, the Company has written down the carrying value of the related goodwill by a charge to income of $12.9 million. This charge relates to goodwill as the fixed assets associated with the government services line of business have been fully depreciated. The remaining unamortized goodwill of approximately $3.0 million related to the government services business will be amortized over the estimated remaining life of the future undiscounted cash flows associated with the government services business which is May 2000 for substantially all of the remaining goodwill.

6. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997 and 1998 consist of (in thousands):

                                                         JUNE 30,
                                             -------------------------------
                                                  1997            1998
                                             -------------------------------

Land.....................................       $      55       $      55
Buildings................................             111             111
Leasehold improvements...................           4,792           4,995
Equipment and furniture..................           6,662           7,275
                                             -------------------------------
                                                   11,620          12,436
Less accumulated depreciation............           3,686           4,616
                                             -------------------------------
Total property and equipment.............       $   7,934       $   7,820
                                             ===============================

7. SENIOR NOTES, REVOLVING CREDIT, LONG-TERM DEBT, AND SUBORDINATED NOTES
   PAYABLE

The Company has debt obligations at June 30, 1997 and 1998 as follows (in thousands):

                                                                          JUNE 30,
                                                                ----------------------------
                                                                    1997          1998
                                                                ----------------------------
Revolving credit facility; interest at prime, as
   defined, plus 0.50% at June 30, 1997, amended
   to one-day Eurodollar, as defined, plus 2.00%
   at June 30, 1998 (9.00% and 8.375% at June 30,
   1997 and 1998) of the outstanding daily balances
   payable quarterly; principal due in full on
   December 31, 2000; weighted average interest
   rate of 9.26% and 8.60% for the years ended June
   30, 1997 and 1998, respectively........................      $  11,733     $       -

Overdraft credit facility; interest at Canadian
   prime, as defined, plus 0.50% (5.25% and 7.00%
   at June 30, 1997 and 1998) of the outstanding
   daily balances payable monthly; weighted average
   interest rate of 5.25% and 6.30% for the years
   ended June 30, 1997 and 1998...........................            454             -

10-7/8% Senior notes due November 15, 2006; interest
   payable semiannually on May 15 and November 15,
   commencing May 15, 1997................................        110,000       110,000

Subordinated promissory note payable; interest at
   bank's Reference Rate, as defined, plus 1% (9.50%
   at June 30, 1997) payable quarterly; principal
   repayments of $60,000 made quarterly until
   September 30, 1997; weighted average interest rate
   of 9.28% and 9.50% for the years ended June 30,
   1997 and 1998, respectively............................      $     120     $       -

Subordinated promissory note payable; interest at bank's
   Reference Rate, as defined, plus 1% (9.50% at June 30,
   1997 and 1998) subject to a ceiling of 10.50% and a
   floor of 8.50% payable monthly; principal repayments
   of $8,333 per month through February 1996; $83,333
   per month through February 1997, and $66,667 per month
   from March 1997 through February 1999; weighted average
   interest rate of 9.25% and 9.50% for the years ended
   June 30, 1997 and 1998, respectively...................          2,642         2,642

Other.....................................................             42            33
                                                             ----------------------------
                                                               $  124,991      $112,675
                                                             ============================

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

In connection with the offering of the Senior Notes, the Company also amended and restated its Credit Agreement (the "Second Amended and Restated Credit Agreement") which, among other things, established a new revolving credit facility of $25.0 million (the "New Revolving Credit Facility"). The proceeds of the Senior Notes were used to repay all of the Company's existing Indebtedness under its First Amended and Restated Credit Agreement and to fund the November 1996 acquisitions of Money Mart, Cash-N-Dash, and C&C, and the April 1997 acquisition of Canadian Capital. The repayment of substantially all of the Company's existing indebtedness resulted in an extraordinary loss, net of taxes, of approximately $2.0 million during the year ended June 30, 1997. The loss resulted from the write-off of the deferred financing costs associated with the Company's former credit agreement.

The New Revolving Credit Facility will mature on December 31, 2000 and provides for an aggregate commitment of up to $25.0 million with a commitment of an additional $10.0 million for the period January 1, 1998 to June 30, 1998. All borrowings under this facility are subject to a borrowing base limitation based on the aggregate of certain percentages of the cash and checks held by the Company's stores, or for their account, and eligible government receivables. The facility has a commitment fee of 3/8 of 1% on the unused portion of the commitment.

Amounts outstanding under the New Revolving Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Bank of America NT&SA, as its "reference rate,"
(ii) the Eurodollar Rate (as defined therein) plus 1.75%, or (iii) the one day Eurodollar Rate (as defined therein) plus 2.00%, determined at the Company's option. Amounts outstanding under the New Revolving Credit Facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the New Revolving Credit Facility are guaranteed by Holdings and each of the Company's direct and indirect subsidiaries.

The Senior Notes and the New Revolving Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to maintain minimum amounts of net worth, achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. As a result of the write down of goodwill, at June 30, 1998, the Company did not meet the net worth covenant in the new Revolving Credit Facility. This condition was waived through December 31, 1998. In the event the Company fails to meet the net worth covenant at March 31, 1999 (the date of the next covenant calculation following December 31, 1998) the Company would seek to obtain a waiver through June 30, 1999 and obtain an amendment to the new Revolving Credit Facility agreement, so that the Company would meet the net worth covenant prospectively. Should the Company not obtain a waiver or an amendment following a violation at March 31, 1999, the Company would seek to obtain a credit facility from other lenders. Finally if these two remedies were not available, the Company believes that cash flow from operations would provide sufficient short-term liquidity for the Company's operations and pay down amounts outstanding, if any, under the New Revolving Credit Facility.

In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility provides for a commitment of up to $4.8 million. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance.

The fair market value of the Senior Notes at June 30, 1998 and June 30, 1997 was approximately $118,800,000 and $117,700,000, respectively, based on quoted market prices.

Interest of $3,226,000, $8,383,000, and $12,250,000 was paid for the years ended June 30, 1996, 1997 and 1998, respectively.

8. INCOME TAXES

The provision for income taxes for the years ended June 30, 1996, 1997, and 1998 consists of the following (in thousands):

                                                          YEAR ENDED JUNE 30,
                                         -----------------------------------------------------
                                               1996              1997             1998
                                         -----------------------------------------------------
Federal:
    Current.........................          $      -          $    801         $  2,989
    Deferred........................            (1,181)              757               32
                                         -----------------------------------------------------
                                                (1,181)            1,558            3,021

Foreign taxes:
    Current.........................                 -               808            2,172
    Deferred........................                 -                 9               14
                                         -----------------------------------------------------
                                                     -               817            2,186

State:
    Current.........................                68                81              306
    Deferred........................              (101)              (31)              25
                                         -----------------------------------------------------
                                                   (33)               50              331
                                         -----------------------------------------------------
                                              $ (1,214)         $  2,425         $  5,538
                                         =====================================================


The significant components of the Company's deferred tax assets and liabilities at June 30, 1997 and 1998 are as follows (in thousands):

                                                                         JUNE 30,
                                                          -----------------------------------
                                                                1997              1998
                                                          -----------------------------------
Deferred tax assets:
   Depreciation........................................           $390              $443
   Accrued compensation................................            120               105
   Reserve for store closings..........................             70               199
   Foreign Tax Credit..................................             -                230
   Other...............................................            225                93
                                                          -----------------------------------
                                                                   805             1,070
Deferred tax liabilities:
   Amortization and other temporary differences........            368               532
                                                          -----------------------------------
Net deferred tax asset.................................         $  437            $  538
                                                          ===================================

The Company did not record any valuation allowances against deferred tax assets at June 30, 1997 or 1998. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management has determined, based on the Company's history of earnings and its expectation for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize its deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

A reconciliation of the (benefit) provision for income taxes with amounts determined by applying the federal statutory tax rate to income (loss) before income taxes is as follows (in thousands):

                                                                       YEAR ENDED JUNE 30,
                                                          -------------------------------------------
                                                              1996         1997           1998
                                                          -------------------------------------------
Tax (benefit) provision at federal statutory rate.....       $ (1,116)     $  1,319    $   (441)
Add (deduct):
    State tax (benefit) provision, net of federal tax
       (provision) benefit............................            (22)           33         147
    Foreign taxes.....................................              -           159         552
    Writedown of goodwill.............................              -             -       4,505
    Amortization of nondeductible intangible assets...            350           737         826
    Change in valuation allowance.....................           (456)            -           -
    Other permanent differences.......................             30           177         (51)
                                                          -------------------------------------------
Tax (benefit) provision at effective tax rate.........       $ (1,214)     $  2,425    $  5,538
                                                          ===========================================



Foreign, federal, and state income taxes of approximately $21,000, $936,000, and $4,314,000, were paid during the years ended June 30, 1996, 1997, and 1998, respectively.

9. COMMITMENTS

The Company occupies office and retail space and uses certain equipment under operating lease agreements. Rent expense amounted to $2,935,000, $6,239,000, and $7,837,000, for the years ended June 30, 1996, 1997, and 1998, respectively. Most leases contain standard renewal clauses.

Minimum obligations under noncancelable operating leases for the year ended June 30 are as follows (in thousands):

YEAR                                    AMOUNT
                                    ----------------

1999.............................     $    7,351
2000.............................          5,939
2001.............................          3,993
2002.............................          2,427
2003.............................          1,111
Thereafter.......................             39
                                    ----------------
                                      $   20,860
                                    ================

The Company has entered into employment agreements with certain key employees which have terms of three and four years and call for aggregate minimum annual base salaries. The agreements also provide for annual incentive cash bonuses which are primarily based on revenues and earnings from operations.

The Company, through its agency agreement with its money transfer vendor, has received an advance of $3.0 million against future commissions. This advance is included in Advance from Money Transfer Agent in the accompanying consolidated balance sheet as of June 30, 1998 and June 30, 1997. Repayment of the advance is to begin on January 1, 1999 with the full advance to be paid on or before January 31, 2001.

10. CONTINGENT LIABILITIES

In the ordinary course of business, the Company is involved in certain litigation. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

11. CONTRACTUAL AGREEMENTS

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services which contributed 38%, 19%, and 13% of consolidated gross revenues for the years ended June 30, 1996, 1997, and 1998, respectively. The Company's contracts with the Commonwealth of Pennsylvania, which are included in this amount, contributed 18%, 9%, and 6% of the revenues for the years ended June 30, 1996, 1997, and 1998, respectively. The Commonwealth of Pennsylvania initiated the implementation of an electronic benefit transfer system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. The Company's contract with the State of New York contributed 11%, 5%, and 4% of revenues for the years ended June 30, 1996, 1997, and 1998, respectively. Accounts receivable at June 30, 1997 and 1998 include $3,732,000 and $2,074,000, respectively, of amounts due from various governmental agencies. The Company does not require any collateral on these receivables nor are these agencies considered a credit risk. The Company's contracts for governmental benefits distribution and merchant services distribution with state and local governments generally have initial terms of five years and currently expire on various dates through June 30, 2001. The contracts provide the governmental agencies the opportunity to extend the contract for additional periods and contain clauses which allow the governmental agencies to cancel the contract at any time, subject to 30 to 60 days' written advance notice.

12. CREDIT RISK

At June 30, 1997 and 1998, the Company had twenty bank accounts, in major financial institutions in the aggregate amount of $15,011,000 and $16,625,000, respectively, which exceeded Federal Deposit Insurance Corporation limits. The Canadian Federal Banking system provides depositors with similar insurance through the Canadian Deposit Insurance Corporation, "CDIC". At June 30, 1997 and 1998, the Company's Canadian subsidiary had eighteen and twenty-two bank accounts, respectively, totaling $5,629,000 and $7,123,000, respectively, which exceeded CDIC limits. These financial institutions have strong credit ratings and management believes credit risk relating to these deposits is minimal.

The Company acts as agent for a national bank in administering a consumer loan program through certain of the Company's store locations. The loans offered under this program have a two-week maturity and are generally referred to as "payday" loans. Under this program, the Company earns origination and servicing fees. The national bank originated or extended approximately $13.4 and $57.0 million of loans through the Company's locations during the fiscal years ended June 30, 1997 and 1998, respectively. Prior to July 1, 1998, the Company indemnified the bank for certain excess credit losses, and the Company's origination and servicing revenues were reduced by approximately $250,000 (1.9% of originations and extensions by the bank) and $500,000 (0.9% of originations and extensions by the bank) in 1998 and 1997, respectively, for such excess losses. The net amount of outstanding consumer loans with respect to which the bank had recourse to the company, which is not included in the accompanying consolidated balance sheet, was approximately $3.5 million and $1.2 million at June 30, 1998 and 1997, respectively. Effective July 1, 1998, the bank's recourse to the Company for excess credit losses was eliminated.


13. LOSS ON STORE CLOSINGS AND SALES

In December 1995, the Company decided to sell or close 19 store locations purchased in February 1995. The decision resulted in a pretax charge of approximately $4,400,000, which includes $3,300,000 for the write-off of the goodwill associated with the original acquisition of these stores, $600,000 for the write-off of store fixtures and equipment, $350,000 for the early termination of store leases, and $150,000 for the accrual for other costs related to closing these locations. As of June 30, 1997 and 1998, accrued expenses include approximately $107,000, and $23,000, respectively, related to future costs associated with these store locations. Included in the accompanying consolidated statements of income for the year ended June 30, 1996, are revenues of $1,470,000, store expenses of $2,352,000, and amortization expense of $56,000, related to these stores. The Company is seeking to restructure its obligations under the original subordinated note issued to the seller as part of the acquisition, and has ceased making principal and interest payments. As a result, the seller has filed a complaint against the Company alleging, among other things, breach of contract, and is seeking payment of the balance of the note of $2,642,000, plus accrued interest, punitive damages, and legal fees. As the outcome of this matter cannot be determined at present, no reduction in the note payable to the seller or any additional costs to the Company have been recorded.

During fiscal year ended June 30, 1998, the Company decided to sell all of its stores in Michigan and sell or close five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. As a result of declining caseloads and increasing costs, the Company determined that these locations could not provide acceptable levels of profitability. The Company also closed five kiosks in Texas due to contractual requirements with the Southland Corporation. Included in the accompanying consolidated statements of operations for the years ended June 30, 1996, 1997, and 1998, are revenues of $2,951,000, $3,196,000, and $733,000, respectively, and store expenses of $2,652,000, $2,972,000, and $710,000, respectively, related to these stores. The gain related to the sale and closure of these stores was not material.

14. GEOGRAPHIC SEGMENT INFORMATION

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands).

                                               1996              1997             1998
                                         -----------------------------------------------------
Sales to unaffiliated customers from:
    United States......................       $ 42,430          $   74,114       $   86,304
    Canadian operations................              -               8,898           24,881
                                         -----------------------------------------------------
                                              $ 42,430          $   83,012       $  111,185
                                         =====================================================

Income (loss) before taxes and
   extraordinary item:
       United States...................       $ (3,282)         $    3,001       $   (3,925)
       Canadian operations.............              -                 877            2,666
                                         -----------------------------------------------------
                                              $ (3,282)         $    3,878       $   (1,259)
                                         =====================================================

Identifiable assets:
    United States......................       $ 67,444          $  142,318       $ 120,100
    Canadian operations................              -              43,670           45,750
                                         -----------------------------------------------------
                                              $ 67,444          $  185,988       $ 165,850
                                         =====================================================

15. RELATED PARTY TRANSACTIONS

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

The Company leases administrative and retail office space at seven locations from shareholders of Holdings. The amounts paid under these lease agreements were $216,000 and $159,000 for the years ended June 30, 1998 and 1997, respectively.

Included in other assets in the accompanying consolidated balance sheet at June 30, 1997 were capitalized expenditures of approximately $550,000, and during fiscal 1998 an additional $363,000 was incurred on behalf of certain existing shareholders of Holdings related to the initial activities of a company expected to be formed ("NEWCO") by these certain Holdings' shareholders. Pursuant to a Memorandum of Understanding between the Company and these certain Holdings' shareholders, these expenditures would have been converted into shares of common stock of NEWCO on a basis pari passu with the investment by NEWCO's equity investors, which were to include these certain shareholders. During fiscal 1998, it was determined that NEWCO would not be formed and the Company recognized $913,000 in expense in the accompanying consolidated statement of operations for the year ended June 30, 1998. Such expense is included in corporate expenses in the accompanying consolidated statement of operations.

16. SUBSIDIARY GUARANTOR CONDENSED FINANCIAL INFORMATION

As discussed in Note 7, the Company's payment obligations under the notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries (the "Guarantors"). The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the New Revolving Credit Facility and any successor credit facility. Pursuant to the indenture or the Senior Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the notes, including the Company's Canadian subsidiary formed in fiscal year 1997.

The Company is a holding company with no assets, independent operations, or cash flows other than its investment in subsidiaries. There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at June 30, 1998, and the consolidating statements of operations and cash flows for the fiscal year ended June 30, 1998 of the Company (on a parent-company basis), combined domestic Guarantors, Canadian subsidiary, and the consolidated Company.

                           Consolidating Balance Sheet

                                  June 30, 1998

                                 (In Thousands)

                                        DOLLAR         DOMESTIC       CANADIAN
                                       FINANCIAL      SUBSIDIARY     SUBSIDIARY
                                      GROUP, INC.     GUARANTORS      GUARANTOR      ELIMINATIONS    CONSOLIDATED
                                    --------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents.......      $      1,933    $     39,695   $     13,873    $          0     $     55,501
Accounts receivable.............             3,394           4,086          1,251          (3,005)           5,726
Prepaid expenses................               379           1,047            388               0            1,814
Deferred income taxes...........             1,008              62              0               0            1,070
Note receivable--Officer.........              200               0              0               0              200
Due from affiliates.............            77,391               0              0         (77,391)               0
Property and equipment, net.....               960           4,801          2,059               0            7,820
Costs in excess of net assets
acquired, net...................                 0          59,220         27,816               0           87,036
Costs assigned to contracts
acquired, net...................                 0             231              0               0              231
Covenants not to compete........                 0             625            161               0              786
Debt issuance costs, net........             4,856               0              0               0            4,856
Investment in subsidiaries......            54,733               0              0         (54,733)               0
Other...........................               163             445            202               0              810
                                    --------------------------------------------------------------------------------
                                      $    145,017    $    110,212   $     45,750    $   (135,129)    $    165,850
                                    ================================================================================

LIABILITIES AND SHAREHOLDER'S
   EQUITY
Accounts payable................      $         56    $     10,209   $      2,541    $          0     $     12,806
Income taxes payable............            (1,123)            211          2,914               0            2,002
Advance from money market
transfer agent..................             3,000               0              0               0            3,000
Accrued expenses................             1,271           1,595            856               0            3,722
Accrued interest payable........             1,497             694          3,005          (3,005)           2,191
Due to affiliates...............                 0          51,149         26,242         (77,391)               0
Long-term debt and subordinated
   notes payable................           110,010           2,665              0               0          112,675
                                    --------------------------------------------------------------------------------
                                           114,711          66,523         35,558         (80,396)         136,396

Shareholder's equity:
   Common stock.................                 0               0              0               0                0
   Additional paid-in capital...            40,941          46,613         10,797         (57,410)          40,941
   Retained earnings ...........            (8,875)        (2,924)            247           2,677           (8,875)
   Foreign currency translation.            (1,760)              0           (852)              0           (2,612)
                                    --------------------------------------------------------------------------------
Total shareholder's equity......            30,306          43,689         10,192         (54,733)          29,454
                                    --------------------------------------------------------------------------------
                                      $    145,017    $    110,212   $     45,750    $   (135,129)    $    165,850
                                    ================================================================================

                      Consolidating Statement of Operations

                            Year ended June 30, 1998

                                 (In Thousands)

                                           DOLLAR          DOMESTIC        CANADIAN
                                          FINANCIAL       SUBSIDIARY      SUBSIDIARY
                                         GROUP, INC.      GUARANTORS      GUARANTOR      ELIMINATIONS     CONSOLIDATED
                                       ---------------------------------------------------------------------------------
Revenues                                 $          4    $     86,300     $     24,881   $          0      $    111,185
Store and regional expenses:
   Salaries and benefits............                0          26,604            7,066              0            33,670
   Occupancy........................                0           7,546            2,110              0             9,656
   Depreciation.....................                0           1,397              621              0             2,018
   Other............................                0          20,274            3,728              0            24,002
                                       ---------------------------------------------------------------------------------
Total store and regional expenses...                0          55,821           13,525              0            69,346

Corporate expenses..................           10,220               0            2,242              0            12,462
Management fee......................          (10,084)          8,795            1,289              0                 0
(Gain) loss on store closings and
 ..sales                                           120             (77)               2              0                45
Other depreciation and amortization               306           3,278            1,192              0             4,776
Interest expense....................            1,942           7,038            3,965              0            12,945
Writedown of goodwill...............                0          12,870                0              0            12,870
                                       ---------------------------------------------------------------------------------

Income (loss) before taxes .........           (2,500)         (1,425)           2,666              0            (1,259)
Income taxes provision (benefit)....           (2,786)          5,423            2,901              0             5,538
                                       ---------------------------------------------------------------------------------

Income (loss) before equity in net
   income (loss) of subsidiaries....              286          (6,848)            (235)             0            (6,797)
Equity in net loss of
   Subsidiaries:
   Domestic subsidiary guarantors...          (6,848)               0                0          6,848                 0
   Canadian subsidiary guarantor....            (235)               0                0            235                 0
                                       ---------------------------------------------------------------------------------
Net loss  ..........................     $     (6,797)   $     (6,848)    $       (235)  $      7,083      $     (6,797)
                                       =================================================================================

                      Consolidating Statement of Cash Flows

                            Year ended June 30, 1998

                                 (In Thousands)

                                                    DOLLAR         DOMESTIC      CANADIAN
                                                  FINANCIAL       SUBSIDIARY    SUBSIDIARY
                                                 GROUP, INC.      GUARANTORS     GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                               ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................   $  (6,797)       $  (6,848)     $    (235)    $     7,083      $   (6,797)
Adjustments to reconcile net loss to net
   cash provided by (used in )operating
   activities:
     Undistributed income of subsidiaries...       7,083                0              0          (7,083)              0
     Depreciation and amortization..........         886            4,675          1,813                           7,374
     Loss on store closings and sales.......         120              (77)             2                              45
     Writedown of goodwill..................           0           12,870              0                          12,870
     Deferred tax benefit...................        (265)               0              0                            (265)
     Changes in assets and liabilities (net
       of effect of acquisitions):
         (Increase) decrease in accounts
           Receivable.......................        (880)           2,096           (608)          1,735           2,343
         (Increase) decrease in prepaid
           expenses and other...............         805              193           (245)                            753
         Increase (decrease) in accounts
payable, income
           taxes payable, accrued expenses
and accrued interest
           payable,                               (3,054)             (228)        6,697          (1,735)          1,680
           other............................
                                             ------------------------------------------------------------------------------
Net cash (used in) provided by operating
   Activities...............................      (2,102)          12,681          7,424               0          18,003
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired..........           0             (399)        (1,471)                         (1,870)
Gross proceeds from sales of fixed assets...           0              202              0                             202
Additions to property and equipment.........        (383)          (1,395)          (791)                         (2,569)
Net decrease in due from affiliates.........      16,641                0              0         (16,641)              0
                                             ------------------------------------------------------------------------------
Net cash (used in) provided by investing
   Activities...............................      16,258           (1,592)        (2,262)        (16,641)         (4,237)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on subordinated notes payable......        (110)             (19)             0                            (129)
Net decrease in revolving credit
   facilities...............................     (11,733)               0           (454)                        (12,187)
Payment of debt issuance costs..............         (66)               0              0                             (66)
Payments of financed insurance premiums.....        (317)               0              0                            (317)
Net increase in due to parent and
   affiliates...............................           0          (15,435)        (1,206)         16,641               0
                                             ------------------------------------------------------------------------------
Net cash used in financing activities.......     (12,226)         (15,454)        (1,660)         16,641         (12,699)
Effect of exchange rate on cash ............           0                0           (771)              0            (771)
                                             ------------------------------------------------------------------------------
Net increase (decrease) in cash.............       1,930           (4,365)         2,731               0             296
Cash at beginning of year...................           3           44,060         11,142               0          55,205
                                             ------------------------------------------------------------------------------
Cash at end of year.........................   $   1,933        $  39,695      $  13,873     $         0     $    55,501
                                             ==============================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

The directors and officers of Holdings and their respective ages and positions with Holdings are set forth below:

              NAME                     AGE                  POSITION
              ----                     ---                  --------

Jeffrey Weiss......................     55     Chairman of the Board of
                                                 Directors, President, and Chief
                                                 Executive Officer
Nora Kerppola......................     33     Director
Wesley Lang, Jr....................     41     Director
Paul Gelburd.......................     41     Director
Joshua Brain.......................     43     Director

The directors and officers of DFG and their respective ages and positions with DFG are set forth below:

              NAME                     AGE                  POSITION
              ----                     ---                  --------

Jeffrey Weiss......................     55     Chairman of the Board of
                                                 Directors, President, and Chief
                                                 Executive Officer
Richard Dorfman....................     54     Executive Vice President and
                                                 Chief Financial Officer
Bernard Flaherty...................     48     Senior Vice President and Chief
                                                 Operating Officer
Peter Sokolowski...................     37     Vice President--Finance
Michael Marcus.....................     37     Vice President--Information
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

Richard Dorfman has served as Executive Vice President and Chief Financial Officer since July 1997. Prior to joining the Company, Mr. Dorfman served as Chief Financial Officer of American Appliance for eight years. Prior to joining American Appliance, Mr. Dorfman had twenty years of experience in financial management within the retail industry.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of the Chief Executive Officer and each of the other executive officers of the Company who had annual compensation in fiscal year 1998 in excess of $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                  ANNUAL COMPENSATION                   AWARDS
                                    ---------------------------------------------------------------
                                                                     OTHER ANNUAL     SECURITIES
         NAME AND                                                    COMPENSATION     UNDERLYING      ALL OTHER
    PRINCIPAL POSITION       YEAR       SALARY           BONUS            (1)        OPTIONS (#)(3)  COMPENSATION
-------------------------------------------------------------------------------------------------------------------
Jeffrey Weiss............     1998     $  400,000      $  400,000       $ 105,122              -      $   8,356
   Chairman, President,       1997        400,000         200,000         139,651          1,575          6,344
   and Chief Executive
   Officer                    1996        350,000         231,272               -              -          4,750

Richard Dorfman(2).......     1998        156,116          25,000               -            200          6,500
   Executive Vice             1997              -               -               -              -              -
   President and Chief
   Financial Officer          1996              -               -               -              -              -


Bernard Flaherty.........     1998        140,000          53,200               -            100          4,758
   Senior Vice President      1997        109,616          10,000               -            100          2,990
   and Chief Operating
   Officer                    1996        105,000          10,000               -              -          1,987




------------------
(1) For 1998 and 1997, amounts include $43,224 and $44,706, respectively, paid for life insurance premiums on policies where the Company was not the named beneficiary. Perquisites and other personal benefits provided to each other Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such Named Executive Officer.
(2)  Mr. Dorfman joined the Company in July 1997.
(3) The amounts shown in this column represent stock options with respect to shares of Holdings' common stock which were issued in each fiscal year.

The following table sets forth information concerning options to purchase Holdings' common stock held by each of the Named Executive Officers as of the fiscal year ended June 30, 1998.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                                                                    ALTERNATIVE
                                                           POTENTIAL REALIZABLE VALUE AT ASSUMED      TO 5($)
                                                                ANNUAL RATES OF STOCK PRICE          AND 10($)
                    INDIVIDUAL GRANTS                           APPRECIATION FOR OPTION TERM        GRANT DATE
                                                                                                       VALUE
--------------------------------------------------------------------------------------------------  ------------
                   NUMBER OF    % OF TOTAL
                   SECURITIES  OPTIONS/SARS
                   UNDERLYING   GRANTED TO   EXERCISE OR                                            GRANT DATE
                  OPTIONS/SARS EMPLOYEES IN   BASE PRICE   EXPIRATION                                PRESENT
      NAME        GRANTED (#)   FISCAL YEAR     ($/SH)        DATE         5%($)        10%($)        VALUE $
----------------------------------------------------------------------------------------------------------------
Richard Dorfman       200         40.00%       $1,600      July 2007       $521,250     $830,000        $-
Bernard Flaherty      100         20.00%       $1,900      September       $309,500     $493,000        $-
                                                              2007

---------------------

(1) No SARs were granted in the last fiscal year.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES (1)

                       SHARES                        NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                      ACQUIRED        VALUE         UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
NAME                 ON EXERCISE     REALIZED     OPTIONS AT FISCAL YEAR END       FISCAL YEAR END (2)
----              ----------------------------------------------------------------------------------------
                                                  EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
Jeffrey Weiss....           -        $    -              2,625/2,700                  $1,575,000/$0
Richard Dorfman..           -             -                 0/200                         $0/$0
Bernard Flaherty.           -             -                 0/200                         $0/$0



-----------------------

(1)  No options were exercised in the last fiscal year.
(2) An assumed fair market value of $1,600 per share was used to calculate the value of the options. As the shares are not traded in an established public market, the value assigned is based on the price received in the most recent equity transaction among shareholders.

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

Richard Dorfman

Mr. Dorfman, Executive Vice President and Chief Financial Officer of Holdings and DFG, is employed pursuant to an Employment Agreement (the "Dorfman Agreement") dated as of July 21, 1997, between Mr. Dorfman and the Employer. The Dorfman Agreement provides for an annual base salary of $165,000, to be adjusted upward annually at the discretion of DFG. In addition, Mr. Dorfman is eligible to receive an annual bonus in an amount equal to $25,000 with respect to the fiscal year ending June 30, 1998, in an amount equal to $35,000 with respect to the fiscal year ending June 30, 1999, and in an amount equal to $45,000 with respect to the fiscal year ending June 30, 2000, contingent upon the Employer achieving 100% of its targeted results (with certain adjustments to the extent the Employer achieves results short of or in excess of its targeted results). Under certain circumstances, Mr. Dorfman is entitled to the payment of a severance benefit equal to the sum of one year's base salary.

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

The following table sets forth as of June 30, 1998 the number of shares of Holdings' common stock owned beneficially by (a) each person that is the beneficial owner of more than 5% of Holdings' common stock, (b) all directors and nominees, (c) the Named Executive Officers, and (d) all directors and executive officers as a group. The address of each officer and director is c/o the Company unless otherwise indicated. As of such date, there were a total of 31,566.78 shares of Holdings' common stock outstanding.

                           BENEFICIAL OWNER                                 NUMBER           PERCENT
                           ----------------                                 ------           -------
WPG Corporate Development Associates IV, L.P. and
    WPG Corporate Development Associates IV (Overseas), L.P..........       17,877.74           52.29%
    One New York Plaza
    New York, New York 10004

PAG Dollar Investors LLC and Pegasus Partners, L.P...................        6,250.00           18.28%
    591 West Putnam Avenue
    Greenwich, Connecticut 06831

General Electric Capital Corporation.................................        5,289.58           15.47%
    260 Long Ridge Road
    Stamford, Connecticut 06927

Jeffrey Weiss (1)....................................................        2,743.73            8.02%

Wesley W. Lang, Jr. (2)..............................................           24.73            0.07%
    c/o Weiss, Peck & Greer
    One New York Plaza
    New York, New York 10004

Nora Kerppola (3)....................................................           14.84            0.04%
    c/o Weiss, Peck & Greer
    One New York Plaza
    New York, New York 10004

All directors and officers as a group (9 persons) (4)................        2,783.30            8.1%


-------------------------
(1) Includes options to purchase an aggregate of 2,625 shares of Holdings' common stock which are currently exercisable. Jeffrey Weiss holds options to purchase an aggregate of 5,325 shares of Holdings' common stock, consisting of: (i) options to purchase 2,625 shares of Holdings' common stock at a price of $1,000 per share (such options vested in equal monthly increments over three years, commencing in July 1994 (and all become immediately vested upon the occurrence of certain circumstances), and have a term of ten years from June 30, 1994); (ii) options to purchase 1,125 shares of Holdings' common stock with an initial exercise price of $1,000 per share on June 30, 1994, with the exercise price increasing by 40% on each of June 30, 1995, 1996, 1997, 1998, and 1999, in each case over the exercise price of the prior year, with an exercise price of $5,000 per share from and after June 30, 1999 (such options are fully vested but are exercisable only in the event of a change of control of Holdings or an initial public offering of Holdings' common stock); and (iii) options to purchase 1,575 shares of Holdings' common stock at an exercise price of $1,600 per share (such options are exercisable only in the event that, at the time of exercise, WPG has realized an internal rate of return of 35% or more on its equity investment in Holdings made in August 1996).

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)....List of Financial Statements and Schedules

Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

DOLLAR FINANCIAL GROUP, INC.                                                                       PAGE
                                                                                                 ---------
Report of Independent Auditors................................................................      35
Consolidated Balance Sheets, June 30, 1997 and 1998...........................................      36
Consolidated Statements of Operations, years ended June 30, 1996, 1997 and 1998...............      37
Consolidated Statements of Shareholder's Equity, years ended June 30, 1996, 1997 and 1998.....      38
Consolidated Statements of Cash Flows, years ended June 30, 1996, 1997 and 1998...............      39
Notes to Consolidated Financial Statements....................................................      40



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


             [The remainder of this page intentionally left blank.]

(A)(3) EXHIBITS
  EXHIBIT NO.                             DESCRIPTION OF DOCUMENT
  -----------                             -----------------------

     3.1 (a)(i)   Certificate of Incorporation of Dollar Financial Group,
                  Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221)
                  declared effective March 11, 1997)

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

(A)(3) EXHIBITS
  EXHIBIT NO.                            DESCRIPTION OF DOCUMENT
  -----------                            -----------------------

     10.1 (a) Asset Purchase Agreement, dated January 9, 1995, by and among the Company, Happy's Check Cashing, and Adrian Rubin (Incorporated by reference to Exhibit 10.1(a) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b) Amendment No. 1 to the Asset Purchase Agreement, dated February 20, 1995, by and among the Company, Happy's Check Cashing, Chase Money Loan, Inc., and Adrian Rubin (Incorporated by reference to Exhibit 10.1(b) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.2 Purchase Agreement, dated July 28, 1995, by and among Monetary Management Corporation, NCCI Corporation, Larry M. Senderhauf,
                  E. Rick Safford, and Fred T. Kampo, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.3 (a) Site License and Services Agreement, dated April 30, 1996, by and between the Company and The Southland Corporation (Incorporated by reference to Exhibit 10.3(a) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b) Asset Purchase Agreement, dated April 30, 1996, by and between the Company and The Southland Corporation (Incorporated by reference to Exhibit 10.3(b) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.4 Employment Agreement, dated as of August 8, 1996, between the Company, DFG Holdings, Inc., and Jeffrey Weiss (Incorporated by reference to Exhibit 10.4 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.5 Employment Agreement, dated as of August 8, 1996, between the Company, DFG Holdings, Inc., and Donald F. Gayhardt (Incorporated by reference to Exhibit 10.5 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.6* Employment Agreement, dated as of July 21, 1997 between the Company, DFG Holdings, Inc., and Richard S. Dorfman

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

(A)(3) EXHIBITS
  EXHIBIT NO.                             DESCRIPTION OF DOCUMENT
  -----------                             -----------------------

     10.12 Amended and Restated Purchase Agreement, dated as of October 23, 1996, by and among Dollar Financial Canada Ltd., DFG Holdings, Inc., National Money Mart, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.12 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.13 Second Amended and Restated Credit Agreement, dated as of November 15, 1996, among the Company, certain commercial lending institutions, Lehman Commercial Paper, Inc., and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.13 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.14 Purchase Agreement, dated as of March 31, 1997, among Dollar Financial Group, Inc., Dollar Financial Canada, LTD., Canadian Capital Corporation, Dollar Ontario LTD. And Gus E. Baril, Leslie A. Baril and the Baril Family Trust. The schedules to the Purchase Agreement and the exhibits thereto have been omitted. The Company will furnish supplementally to the Commission any of the schedules or exhibits upon request***

     10.15        DFG Holdings, Inc. Stock Incentive Plan****

     10.16        Termination Agreement, dated June 30, 1997 re: Donald F.
                  Gayhardt, Jr.****

     21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)


     27.1 Financial Data Schedule for the fiscal year ended June 30, 1998, which is being submitted electronically to the Securities and Exchange Commission for information purposes only**

-----------------------------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.
**     Filed herewith.
*** Filed previously. Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.
****   Filed previously.

(B) FINANCIAL STATEMENT SCHEDULES

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 28, 1998.


                             DOLLAR FINANCIAL GROUP, INC.

                             By:             /s/ RICHARD S. DORFMAN
                                  --------------------------------------------
                                               Richard S. Dorfman
                                  Executive Vice President and Chief Financial
                                                     Officer


                          DOLLAR FINANCIAL GROUP, INC.

SIGNATURE                             TITLE                           DATE
---------                             -----                           ----


/s/ JEFFREY A. WEISS         Chairman of the Board            September 28, 1998
---------------------------  of Directors, President,
JEFFREY A. WEISS             and Chief Executive Officer
                             (principal executive officer)


/s/ RICHARD S. DORFMAN       Executive Vice President and     September 28, 1998
---------------------------  Chief  Financial Officer
RICHARD S. DORFMAN           (principal financial and
                             accounting officer)


/s/ WESLEY LANG, JR.         Director                         September 28, 1998
---------------------------
WESLEY LANG, JR.


/s/ NORA KERPPOLA            Director                         September 28, 1998
---------------------------
NORA KERPPOLA

                                  EXHIBIT INDEX
                                  -------------


  EXHIBIT NO.                             DESCRIPTION OF DOCUMENT
  -----------                             -----------------------

     3.1 (a)(i)   Certificate of Incorporation of Dollar Financial Group,
                  Inc. (Incorporated by reference to Exhibit 3.1 to the Registrants' Statement on Form S-4 (Registration #333-18221)
                  declared effective March 11, 1997)

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

  EXHIBIT NO.                            DESCRIPTION OF DOCUMENT
  -----------                            -----------------------

     10.1 (a) Asset Purchase Agreement, dated January 9, 1995, by and among the Company, Happy's Check Cashing, and Adrian Rubin (Incorporated by reference to Exhibit 10.1(a) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b) Amendment No. 1 to the Asset Purchase Agreement, dated February 20, 1995, by and among the Company, Happy's Check Cashing, Chase Money Loan, Inc., and Adrian Rubin (Incorporated by reference to Exhibit 10.1(b) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.2 Purchase Agreement, dated July 28, 1995, by and among Monetary Management Corporation, NCCI Corporation, Larry M. Senderhauf,
                  E. Rick Safford, and Fred T. Kampo, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.3 (a) Site License and Services Agreement, dated April 30, 1996, by and between the Company and The Southland Corporation (Incorporated by reference to Exhibit 10.3(a) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     (b) Asset Purchase Agreement, dated April 30, 1996, by and between the Company and The Southland Corporation (Incorporated by reference to Exhibit 10.3(b) to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.4 Employment Agreement, dated as of August 8, 1996, between the Company, DFG Holdings, Inc., and Jeffrey Weiss (Incorporated by reference to Exhibit 10.4 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.5 Employment Agreement, dated as of August 8, 1996, between the Company, DFG Holdings, Inc., and Donald F. Gayhardt (Incorporated by reference to Exhibit 10.5 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.6* Employment Agreement, dated as of July 21, 1997 between the Company, DFG Holdings, Inc., and Richard S. Dorfman

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

  EXHIBIT NO.                             DESCRIPTION OF DOCUMENT
  -----------                             -----------------------

     10.12 Amended and Restated Purchase Agreement, dated as of October 23, 1996, by and among Dollar Financial Canada Ltd., DFG Holdings, Inc., National Money Mart, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.12 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.13 Second Amended and Restated Credit Agreement, dated as of November 15, 1996, among the Company, certain commercial lending institutions, Lehman Commercial Paper, Inc., and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.13 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

     10.14 Purchase Agreement, dated as of March 31, 1997, among Dollar Financial Group, Inc., Dollar Financial Canada, LTD., Canadian Capital Corporation, Dollar Ontario LTD. And Gus E. Baril, Leslie A. Baril and the Baril Family Trust. The schedules to the Purchase Agreement and the exhibits thereto have been omitted. The Company will furnish supplementally to the Commission any of the schedules or exhibits upon request***

     10.15        DFG Holdings, Inc. Stock Incentive Plan****

     10.16        Termination Agreement, dated June 30, 1997 re: Donald F.
                  Gayhardt, Jr.****

     21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrants' Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)


     27.1 Financial Data Schedule for the fiscal year ended June 30, 1998, which is being submitted electronically to the Securities and Exchange Commission for information purposes only**


-----------------------------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.
**     Filed herewith.
*** Filed previously. Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.
****   Filed previously.