Form 10-Q
period 1998-09-30
DOLLAR FINANCIAL GROUP INC
filed 1998-11-16
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended September 30, 1998

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

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                         Page No.

Item 1.  Financial Statements
         Interim Consolidated Balance Sheets as of June 30, 1998
         and September 30, 1998 (unaudited)..........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three
         Months Ended September 30, 1997 and 1998....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Three
          Months Ended September 30, 1997 and 1998...................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    13

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    23

Item 2.  Changes in Securities.......................................................................    23

Item 3.  Defaults Upon Senior Securities.............................................................    23

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    23

Item 5.  Other Information...........................................................................    23

Item 6.  Exhibits and Reports on Form 8-K............................................................    23


                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In Thousands except share amounts)

                                                                                  June 30,           September 30, 1998
                                                                                    1998
                                                                            ---------------------   ---------------------
ASSETS                                                                                                  (unaudited)
Cash and cash equivalents...................................................             $55,501                 $59,948
Accounts receivable.........................................................               5,726                   4,575
Prepaid expenses  ..........................................................               1,814                   1,707
Deferred income taxes.......................................................               1,070                   1,070
Note receivable -- officer..................................................                 200                     200
Property and equipment, net of accumulated depreciation
    of $4,616  and $5,101...................................................               7,820                   7,809
Cost assigned to contracts acquired, net of
    accumulated amortization of $461  and $496  ............................                 231                     196
Cost in excess of net assets acquired, net of accumulated amortization
    of $6,559  and $7,637...................................................              87,036                  84,947
Covenants not to compete, net of accumulated amortization
    of $917 and $1,036......................................................                 786                     655
Debt issuance costs, net of accumulated amortization of $885 and $1,041.....               4,856                   4,701
Other.......................................................................                 810                     776
                                                                            ---------------------   ---------------------
                                                                                        $165,850                $166,584
                                                                            =====================   =====================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  .........................................................              $12,806                 $12,700
Income taxes payable.......................................................                2,002                     225
Advance from money transfer agent..........................................                3,000                   3,000
Accrued expenses...........................................................                3,722                   3,719
Accrued interest payable...................................................                2,191                   5,243
Long-term debt and subordinated notes payable..............................                2,675                   2,659
10-7/8 % Senior Notes due 2006.............................................              110,000                 110,000
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 1998 and September 30, 1998...................................                  ---                     ---
Additional paid-in capital.................................................               40,941                  40,941
Accumulated deficit........................................................              (8,875)                 (8,095)
Accumulated other comprehensive loss.......................................              (2,612)                 (3,808)
                                                                            ---------------------   ---------------------
    Total shareholder's equity.............................................               29,454                  29,038
                                                                            ---------------------   ---------------------
                                                                                        $165,850                $166,584
                                                                            =====================   =====================


         See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)


                                                    Three Months Ended
                                                      September 30,
                                                 --------------------------
                                                    1997           1998
                                                 ----------    ------------

Revenues .....................................     $26,144         $27,091

Store and regional expenses:
   Salaries and benefits......................       8,458           8,499
   Occupancy..................................       2,457           2,389
   Depreciation...............................         439             479
   Other......................................       6,507           5,927
                                                 ----------    -----------
Total store and regional expenses.............      17,861          17,294
Corporate expenses............................       2,642           3,247
(Gain) loss on store closings and sales.......        (40)              25
Other depreciation and amortization...........       1,203           1,411
Interest expense..............................       3,219           3,227
                                                 ----------    -----------
Income before income taxes....................       1,259           1,887
Income tax provision..........................         641           1,107
                                                 ----------    -----------
Net income....................................        $618            $780
                                                 ==========    ===========










        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Three Months Ended
                                                                                                 September 30,
                                                                                 ----------------------------------------------
                                                                                         1997                     1998
                                                                                 ---------------------    ---------------------
Cash flows from operating activities:
Net income....................................................................   $                618     $               780
Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization...........................................                 1,779                    2,046
      (Gain) loss on store closings and sales.................................                   (40)                      25
      Deferred tax benefit....................................................                   (52)                       0
      Change in assets and liabilities (net of effect of acquisitions):
       Decrease in accounts receivable........................................                 2,980                    1,107
       (Increase) decrease in prepaid expenses and other assets...............                  (887)                     184
       Increase in accounts payable, income taxes payable, accrued
         expenses and accrued interest payable................................                 2,972                    1,494
                                                                                 ---------------------    ---------------------
Net cash provided by operating activities.....................................                 7,370                    5,636
Cash flows from investing activities:
  Acquisitions, net of cash acquired..........................................                   ---                      (20)
  Gross proceeds from sales of property and equipment.........................                   150                      ---
  Additions to property and equipment.........................................                  (385)                    (639)
                                                                                 ---------------------    ---------------------
Net cash used in investing activities.........................................                  (235)                    (659)
Cash flows from financing activities:
  Payments on subordinated notes payable......................................                  (124)                      (6)
  Net decrease in revolving credit facilities.................................               (12,187)                      ---
  Payments of financed insurance premiums.....................................                    ---                     (10)
                                                                                 ---------------------    ---------------------
Net cash (used in) provided by financing activities...........................               (12,311)                    (16)
Effect of exchange rate changes on cash and cash equivalents..................                   (14)                   (514)
                                                                                 ---------------------    ---------------------
Net increase (decrease) in cash and cash equivalents..........................                (5,190)                   4,447
Cash and cash equivalents at beginning of period..............................                 55,205                   55,501
                                                                                 ---------------------    ---------------------
Cash and cash equivalents at end of period....................................   $             50,015     $             59,948
                                                                                 =====================    =====================
Supplemental disclosures of cash flow information:
Interest paid.................................................................   $                166     $                 29
                                                                                 =====================    =====================

Income taxes paid.............................................................   $                119     $              2,884
                                                                                 =====================    =====================



        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, it is suggested that the interim consolidated financial statements be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and there are no differences between the consolidated results of operations of Holdings and those of the Company. Holdings has no employees or operating activities. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 427 (of which 347 are company owned) locations operating as ABC Check Cashing(TM), Almost-A-Banc(R), Any Kind Check Cashing Centers(R), C&C Check Cashing(TM), Cash-N-Dash Check Cashing(TM), Check Mart(R), Chex$Cashed(R), Financial Exchange Company(R), Money Mart, Quikcash, QwiCash(R), The Service Centers and Loan Mart(TM) in thirteen states, the District of Columbia and Canada. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, consumer loans, issuance of food stamps and other welfare benefits, and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to approximately 1200 retail locations throughout the State of New York.

The Company has contracts with various governmental agencies in California, New York, Ohio and Washington for benefits distribution and retail merchant services which contributed 5.9% and 15.0% of consolidated gross revenues for the three months ended September 30, 1998 and 1997, respectively. The Commonwealth of Pennsylvania initiated the implementation of an Electronic Benefits Transfer System (sometimes referred to as "EBT") in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. Revenue from these contracts included in total revenues for the three months ended September 30, 1997 was $1.6 million. During the fiscal year ended June 30, 1998, the Company signed an agreement with the Commonwealth of Pennsylvania which provided for a payment of $2.5 million to compensate the Company for the decline in transactional revenues during the implementation period and to offset additional costs incurred by the Company. Management believes the installation of such systems has not had a material adverse effect on the Company's results of operations or financial condition.

2. SUBSIDIARY GUARANTOR CONDENSED FINANCIAL INFORMATION

The Company raised approximately $110 million of gross proceeds by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Company's payment obligations under the Notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries. The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's existing credit facilities and any successor credit facilities. Pursuant to the indenture of the Senior Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the notes, including the Company's Canadian subsidiary.

The Company is a holding company with no assets, independent operations, or cash flows other than its investment in its subsidiaries. There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at September 30, 1998, and the consolidating statements of operations and cash flows for the three month period ended September 30, 1998 of the Company (on a parent-company basis), combined domestic Guarantors, Canadian subsidiary Guarantor, and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)

At September 30, 1998:                             Dollar          Domestic       Canadian
                                                   Financial      Subsidiary     Subsidiary
                                                   Group, Inc.    Guarantors      Guarantor      Eliminations     Consolidated
                                                   -----------    -----------    ------------    ------------     ------------
ASSETS

Cash and cash equivalents.........................     $7,367        $39,214         $13,367            $---          $59,948
Accounts receivable...............................      5,977          1,706           1,387         (4,495)            4,575
Prepaid expenses..................................        405          1,081             221             ---            1,707
Deferred income taxes.............................      1,008             62             ---             ---            1,070
Note receivable-Officer...........................        200            ---             ---             ---              200
Due from affiliates...............................     66,229            ---             ---        (66,229)              ---
Property and equipment, net.......................      1,017          4,678           2,114             ---            7,809
Cost assigned to contracts acquired, net..........        ---            196             ---             ---              196
Cost in excess of net assets acquired, net........        ---         58,327          26,620             ---           84,947
Covenants not to compete..........................        ---            527             128             ---              655
Debt issuance costs, net..........................      4,701            ---             ---             ---            4,701
Investment in subsidiaries........................     60,789            ---             ---        (60,789)              ---
Other.............................................        110            441             225             ---              776
                                                   -----------    -----------    ------------    ------------     ------------
                                                     $147,803       $106,232         $44,062      ($131,513)         $166,584
                                                   ===========    ===========    ============    ============     ============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable..................................        $55        $10,274          $2,371            $---          $12,700
Income taxes payable..............................    (1,384)            254           1,355             ---              225
Advance from money transfer agent.................      3,000            ---             ---             ---            3,000
Accrued expenses..................................      1,406          1,436             877             ---            3,719
Accrued interest payable..........................      4,486            757           4,495         (4,495)            5,243
Due to affiliates.................................        ---         41,884          24,345        (66,229)              ---
Long term debt and subordinated notes payable.....        ---          2,659             ---             ---            2,659
10 7/8% Senior notes due 2006.....................    110,000            ---             ---             ---          110,000
                                                   -----------    -----------    ------------    ------------     ------------
                                                      117,563         57,264          33,443        (70,724)          137,546
Shareholder's equity:
Common Stock......................................        ---            ---             ---             ---              ---
Additional paid-in capital........................     40,941         46,613          10,797        (57,410)           40,941
Retained earnings (accumulated deficit)...........    (8,095)          2,355           1,024         (3,379)          (8,095)
Accumulated other comprehensive loss..............    (2,606)            ---         (1,202)             ---          (3,808)
                                                   -----------    -----------    ------------    ------------     ------------
Total shareholder's equity........................     30,240         48,968          10,619        (60,789)           29,038
                                                   -----------    -----------    ------------    ------------     ------------
                                                     $147,803       $106,232         $44,062      ($131,513)         $166,584
                                                   ===========    ===========    ============    ============     ============


                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)


Three Months Ended September 30, 1998:                    Dollar        Domestic        Canadian
                                                         Financial     Subsidiary      Subsidiary
                                                        Group, Inc.    Guarantors      Guarantor      Eliminations    Consolidated
                                                        ------------   ------------    -----------    ------------    ------------
Revenues.............................................          $---        $20,346         $6,745            $---         $27,091
Store and regional expenses:
   Salaries and benefits.............................           ---          6,503          1,996             ---           8,499
   Occupancy.........................................           ---          1,823            566             ---           2,389
   Depreciation......................................           ---            373            106             ---             479
   Other.............................................           ---          4,959            968             ---           5,927
                                                        ------------   ------------    -----------    ------------    ------------
Total store and regional expenses....................           ---         13,658          3,636             ---          17,294

Corporate expenses...................................         2,779            ---            468             ---           3,247
Loss on store closings and sales.....................            25            ---            ---             ---              25
Other depreciation and amortization..................            87          1,043            281             ---           1,411
Interest expense.....................................         2,496             64            667             ---           3,227
                                                        ------------   ------------    -----------    ------------    ------------

Income (loss) before income taxes....................       (5,387)          5,581          1,693             ---           1,887
Income taxes provision (benefit).....................         (111)            302            916             ---           1,107
                                                        ------------   ------------    -----------    ------------    ------------

Income (loss) before equity in net income of
subsidiaries.........................................       (5,276)          5,279            777             ---             780
Equity in net income of subsidiaries:
Domestic subsidiary guarantors.......................         5,279            ---            ---         (5,279)             ---
Canadian subsidiary guarantor........................           777            ---            ---           (777)             ---
                                                        ------------   ------------    -----------    ------------    ------------
Net income...........................................          $780         $5,279           $777        ($6,056)            $780
                                                        ============   ============    ===========    ============    ============


                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In Thousands)


Three Months Ended September 30, 1998:                    Dollar        Domestic       Canadian
                                                         Financial     Subsidiary      Subsidiary
                                                        Group, Inc.    Guarantors      Guarantor      Eliminations    Consolidated
                                                        ------------   ------------    -----------    ------------    ------------
Cash flows from operating activities:
Net income...........................................          $780         $5,279           $777        ($6,056)            $780
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Undistributed income of subsidiaries............       (6,056)            ---            ---           6,056             ---
     Depreciation and amortization...................           243          1,416            387             ---           2,046
     Loss on store closings and sales................            25            ---            ---             ---              25
     Change in assets and liabilities (net of
       effect of acquisitions):
         (Increase) decrease in accounts receivable..       (2,583)          2,380          (180)           1,490           1,107
         (Increase) decrease in prepaid expenses
          and other assets............................          96           (42)            130             ---             184

         Increase in accounts payable, income taxes
             payable, accrued expenses and accrued
             interest payable........................         2,837             12            135         (1,490)           1,494
                                                        ------------   ------------    -----------    ------------    ------------
Net cash (used in) provided by operating activities..        (4,658)         9,045          1,249             ---           5,636

Cash flows from investing activities:
     Acquisitions, net of cash acquired..............           ---            ---           (20)             ---            (20)
     Additions to property and equipment.............         (145)          (252)          (242)             ---           (639)
     Net decrease in due to affiliates...............        10,247            ---            ---        (10,247)             ---
                                                        ------------   ------------    -----------    ------------    ------------
Net cash (used in) provided by investing activities..        10,102          (252)          (262)        (10,247)           (659)

Cash flows from financing activities:
     Payments on subordinated notes payable..........           ---            (6)            ---             ---             (6)
     Payments of financed insurance premiums.........          (10)            ---            ---                            (10)
     Net decrease in due to affiliates...............           ---        (9,268)          (979)          10,247             ---
                                                        ------------   ------------    -----------    ------------    ------------
Net cash used in financing activities................          (10)        (9,274)          (979)          10,247            (16)
Effect of exchange rate changes on cash and
     cash equivalents................................           ---            ---          (514)             ---           (514)
                                                        ------------   ------------    -----------    ------------    ------------
Net increase (decrease) in cash and cash
     equivalents.....................................         5,434          (481)          (506)             ---           4,447
Cash and cash equivalents at beginning of period.....         1,933         39,695         13,873             ---          55,501
                                                        ------------   ------------    -----------    ------------    ------------
Cash and cash equivalents at end of period...........        $7,367        $39,214        $13,367            $---         $59,948
                                                        ============   ============    ===========    ============    ============


                          DOLLAR FINANCIAL GROUP, INC.

3.   STORE CLOSINGS AND SALES

During the year ended June 30, 1998, the Company sold all of its stores in Michigan, sold or closed five locations in southern California and closed sixteen stores in Pennsylvania whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. As a result of declining caseloads, increasing costs and the termination of the Company's contracts with the Commonwealth of Pennsylvania, the Company determined that these locations could not provide acceptable levels of profitability. The Company also closed five kiosks in Texas due to contractual requirements with the Southland Corporation. Included in the accompanying consolidated statements of operations for the three months ended September 30, 1997 are revenues of $2.1 million and store expenses of $1.4 million related to these stores. The gain recognized related to the sale and closure of these stores was not material.


4.   RECENT ACCOUNTING PRONOUCEMENTS

In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The Company adopted SFAS No. 130 on July 1, 1998. The overall objective of SFAS No. 130 is to provide new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholder's equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the provisions of SFAS No. 130. The following shows the comprehensive loss for the periods stated:


                                                Three months ended September 30,
                                                    1997               1998
                                                -------------------------------

   Net income                                   $       618        $       780

   Foreign currency translation adjustment             (14)            (1,196)
                                                ------------       ------------
   Total comprehensive income (loss)            $       604        $     (416)
                                                ============       ============



5.       SUBSEQUENT EVENT

On November 13, 1998, DFG Holdings, Inc. ("Holdings"), and a newly-formed and wholly-owned subsidiary of Green Equity Investors II, LP ("Green"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger will be effected through (i) the issuance of Holdings' common stock to Green, (ii) the issuance of junior preferred equity securities of Holdings to Green, and (iii) the issuance of zero-coupon debt by Holdings. The proceeds of these transactions will be used to acquire Holdings' common stock currently held by non-management shareholders and to pay fees and expenses associated with the transaction. In connection with this transaction, the Company expects to record a pre-tax non-cash charge of approximately $8.3 million associated with the cashless exercise of options held by management. The consummation of the transaction is subject to the satisfaction of a number of conditions, including clearance under the Hart-Scott-Rodino Act. The Company anticipates the transaction will close by December 31, 1998.

                          SUPPLEMENTAL STATISTICAL DATA


                                                             September 30,
                                                        ---------------------
Company Operating Data:                                  1998            1997
                                                         ----            ----

Stores in operation:
   Company-Owned............................              347             347
   Franchised Stores........................               80              70
                                                           --              --

Total.......................................              427             417
                                                          ===             ===


--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            September 30,
                                                      -------------------------
Operating Data:                                          1998            1997
                                                         ----            ----

Face amount of checks cashed (in millions).........     $ 552           $ 564
Face amount of average check.......................     $ 279           $ 275
Face amount of average check (excluding Canada)....     $ 292           $ 282
Average fee per check..............................     $8.62           $8.09
Number of checks cashed (in thousands).............     1,980           2,054
Adjusted EBITDA(1)                                     $7,130          $6,079
Adjusted EBITDA Margin1............................     26.3%           23.3%

--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            September 30,
                                                    -------------------------
Collections Data:                                        1998            1997
                                                         ----            ----

Face amount of returned checks (in thousands)......    $4,096          $3,395
Collections (in thousands).........................     2,990           2,384
                                                     ---------      ----------
Net write-offs (in thousands)......................    $1,106          $1,011
                                                     =========      ==========
Collections as a percentage of
   returned checks.................................     73.0%           70.2%
Net write-offs as a percentage of
   check cashing revenues..........................      6.5%            6.1%
Net write-offs as a percentage of the
   face amount of checks cashed....................      0.2%            0.2%


------------

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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at September 30, 1998 and the results of operations for the three months ended September 30, 1998 and 1997. The results for the three months ended September 30, 1998 are not necessarily indicative of the results for the full fiscal year.

On November 13, 1998, DFG Holdings, Inc. ("Holdings"), and a newly-formed and wholly-owned subsidiary of Green Equity Investors II, LP ("Green"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger will be effected through (i) the issuance of Holdings' common stock to Green, (ii) the issuance of junior preferred equity securities of Holdings to Green, and (iii) the issuance of zero-coupon debt by Holdings. The proceeds of these transactions will be used to acquire Holdings' common stock currently held by non-management shareholders and to pay fees and expenses associated with the transaction. In connection with this transaction, the Company expects to record a pre-tax non-cash charge of approximately $8.3 million associated with the cashless exercise of options held by management. The consummation of the transaction is subject to the satisfaction of a number of conditions, including clearance under the Hart-Scott-Rodino Act. The Company anticipates the transaction will close by December 31, 1998.

The Company's revenues from government services decreased for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The Company expects that its government revenues will continue to decline due to a number of factors, including a continued reduction in the number of recipients eligible for public assistance benefits. Additionally, a number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. The Company's contracts with the Commonwealth of Pennsylvania contributed 0.0% and 6.6% of consolidated gross revenues for the three months ended September 30, 1998 and 1997. Management believes the installation of such systems has not had a material adverse effect on the Company's results of operations or financial condition.

RESULTS OF OPERATIONS

Revenue Analysis

                                                              Three Months Ended September 30,
-----------------------------------------------------------------------------------------------------------

                                                      (In thousands)               (Percentage of total
                                                                                         revenue)
                                                 -------------------------      ---------------------------
                                                   1998          1997             1998            1997
                                                 ----------    ----------       ----------     ------------
Check cashing.................................     $17,063       $16,611            63.0%            63.5%
Cash `Til Payday(R) origination fees..........       3,500           864            12.9              3.3
Government services...........................       1,592         3,933             5.9             15.0
Other revenue.................................       4,936         4,736            18.2             18.2
                                                 ----------    ----------       ----------     ------------
Total revenue.................................     $27,091       $26,144           100.0%           100.0%
                                                 ==========    ==========       ==========     ============


-----------------------------------------------------------------------------------------------------------



Total revenues were $27.1 million for the three months ended September 30, 1998 compared to $26.1 million for the three months ended September 30, 1997, an increase of $1.0 million or 3.8%.

Comparable retail store sales at those locations owned by the Company for the entire period increased $2.2 million or 9.8%. Check cashing revenue increased 3.2%, Cash `Til Payday(R) origination fees increased 267.2% and other revenues increased 0.1%. The increase in Cash `Til Payday(R) origination fees resulted from the full roll-out of the Cash `Til Payday(R) loan product. Partially offsetting this increase, however, was a 48.0% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company and the termination of all of the Company's contracts with the Commonwealth of Pennsylvania in fiscal year 1998. Government services revenues accounted for 5.9% of total revenues for the three months ended September 30, 1998, a decrease from 15.0% of total revenues for the three months ended September 30, 1997.

Store and Regional Expense Analysis

                                                       Three Months Ended September 30,
----------------------------------------------------------------------------------------------------

                                                                            (Percentage of
                                                 (In thousands)             total revenue)
                                              ----------------------     ----------------------
                                                1998         1997          1998         1997
                                              ---------    ---------     ---------    ---------
Salaries and benefits.................          $8,499       $8,458         31.4%        32.3%
Occupancy.............................           2,389        2,457          8.8          9.4
Depreciation..........................             479          439          1.8          1.7
Other.................................           5,927        6,507         21.8         24.9
                                              ---------    ---------     ---------    ---------
Total store and regional
   expenses...........................         $17,294      $17,861         63.8%        68.3%
                                              =========    =========     =========    =========

----------------------------------------------------------------------------------------------------




Store and regional expenses were $17.3 million for the three months ended September 30, 1998 compared to $17.9 million for the three months ended September 30, 1997, a decrease of $600,000 or 3.4%. Total store and regional expenses associated with stores closed during fiscal 1998 were $1.4 million for the three months ended September 30, 1997. For the three months ended September 30, 1998 total store and regional expenses declined to 63.8% of total revenue compared to 68.3% of total revenue for the three months ended September 30, 1997 due to an improvement in store level profitability and increased revenues.

Other Expense Analysis

                                                            Three Months Ended September 30,
-------------------------------------------------------------------------------------------------------
                                                                                 (Percentage of
                                                      (In thousands)             total revenue)
                                                  ------------------------    ----------------------
                                                    1998          1997          1998          1997
                                                  ----------    ----------    ----------    ---------
Corporate expenses..............................     $3,247       $2,642         12.0%        10.1%
(Gain) loss on store closings and sales.........         25          (40)          .1          (.2)
Other depreciation and amortization.............      1,411         1,203         5.2          4.6
Interest expense................................      3,227         3,219        11.9         12.3
Income taxes....................................      1,107           641         4.1           .2

-------------------------------------------------------------------------------------------------------



Corporate Expense

Corporate expenses were $3.2 million for the three months ended September 30, 1998 compared to $2.6 million for the three months ended September 30, 1997, an increase of $600,000 or 23.1%. Additional costs, primarily salaries and benefits, have been incurred as a result of the implementation of various strategic initiatives including full roll-out of the Cash `Til Payday(R) loan product and the opening of Loan Mart(TM) stores, which offer only Cash `Til Payday(R) unsecured short-term loans.

(Gain) Loss on Store Closings and Sales

During the three months ended September 30, 1997 the Company sold all of its stores in Michigan and sold or closed five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. There were no significant closings during the three months ended September 30, 1998.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $1.4 million and $1.2 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $200,000. The increase was mainly due to the accelerated amortization of the remaining goodwill associated with the Company's government services line of business which is being amortized over the estimated remaining life of the future undiscounted cash flows of the government services business. This increased amortization expense was offset in part by the reduced amortization related to the writedown of goodwill of $12.9 million in June 1998.

Interest Expense

Interest expense was $3.2 million for the three months ended September 30, 1998 as well as for the three months ended September 30, 1997. Interest expense has remained constant due to the average outstanding indebtedness remaining constant.

Income Taxes

The provision for income taxes was $1.1 million for the three months ended September 30, 1998 compared to $600,000 for the three months ended September 30, 1997, an increase of $500,000. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes. For the three months ended September 30, 1998, the Company's effective tax rate was 59.7% compared to 50.9% for the three months ended September 30, 1997. This increase is primarily attributable to the acceleration of amortization associated with the Company's government services line of business.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 1998, cash and cash equivalents increased by $4.4 million.

Accrued interest increased due to the timing of the semi-annual interest payment on the senior notes.


Liquidity and Capital Resources

The Company raised approximately $110 million of gross proceeds by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Notes require semi-annual cash interest payments due in November and May. Simultaneously with the offering of the Notes (the "Offering"), the Company entered into a revolving credit facility (the "New Revolving Credit Facility") which allows borrowings in an amount not to exceed the lesser of $25.0 million or a borrowing base as set forth in the new revolving credit facility agreement. There were no borrowings under the New Credit Facility as of September 30, 1998. The Company also established an overdraft credit facility to fund peak working capital needs for its Canadian operation, which provides for borrowings up to $4.6 million.

The Senior Notes and the New Revolving Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to maintain minimum amounts of net worth, achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. As a result of the writedown of goodwill associated with the Company's government services line of business recorded in the fourth quarter of fiscal 1998, the Company did not meet the net worth covenant in the New Revolving Credit Facility. This condition was waived through December 31, 1998 and an amendment to the New Revolving Credit Facility related to the net worth covenant was obtained on November 13, 1998 to give effect to the goodwill writedown.

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and finance acquisitions. For the three months ended September 30, 1998 and 1997, the Company had net cash provided by operating activities of $5.6 million and $7.4 million, respectively, which cash was used for purchases of equipment related to existing stores, recently acquired stores and investments in technology. The Company's total budgeted capital expenditures are currently anticipated to aggregate approximately $2.7 million during its fiscal year ending June 30, 1999. As of September 30, 1998, the Company had made capital expenditures of $600,000. The actual amount of capital expenditures will depend in part upon the number of new stores acquired and the number of stores remodeled. In addition, the Company intends to spend up to $2.4 million during fiscal 1999 to purchase the equipment necessary to implement a point-of-sale system.

The Company is highly leveraged, and borrowings under the new revolving credit facility and the overdraft facility will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and an expansion of the Cash 'Til Payday Loan(R) Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. As discussed earlier within this Management's Discussion and Analysis, the Commonwealth of Pennsylvania initiated an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. The Company believes the termination of these contracts will not have a material impact on the Company's liquidity or capital resources. As a result of the foregoing assumptions, which the Company believes to be reasonable, the Company expects to be able to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments on the Notes and payments of interest and principal on other indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of the principal of the Notes on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

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

Impact of Year 2000

 General Description of the Year 2000 Issue and the Nature and Effect of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

Based on recent assessments, the Company determined that it would be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue will not have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that hardware systems could be affected. However, the Company has determined that these systems will not present a material exposure as it related to the Company's service to its customers.


Timetable for Completion of Each Remaining Phase Progress in Becoming Year 2000 Compliant

The remediation of hardware systems is expected to complete by April 1999. The testing of the hardware is expected to be completed by May 1999 with full implementation by June 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

To date, the Company is not aware of any external agent that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion would not materially impact the Company.


Costs

The Company does not expect the costs to be material and does not expect the projects to have a significant effect on operations.


Risks

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete the remaining phases, there would not be a material impact on the Company's results of operations, liquidity, or capital resources, since the Company is not significantly dependent on technology.


Contingency Plans

The Company has contingency plans for maintaining its store operations. These plans do not involve any technological tools because the Company is not significantly dependent on technology.



Recent Accounting Pronouncements

The Company has adopted the Financial Accounting Standards Board, "FASB" Statement No. 130, "Reporting Comprehensive Income" for the fiscal year ended June 30, 1999. The adoption of this standard has not had a material effect on the Company's results of operations, financial position, capital resources, or liquidity.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt its requirements in connection with its annual reporting for the fiscal year ending June 30, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company believes that SFAS 133 will have no impact on the Company's future earnings and financial position, as the Company does not currently engage in any derivative or hedging activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures in fiscal year 1999. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended June 30, 1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Item 3. Legal Proceedings in the Company's audited financial statements in its Annual Report of Form 10-K for the fiscal year ended June 30, 1998.

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


                                    DOLLAR FINANCIAL GROUP, INC.

Dated:  November 16, 1998           *By: /s/ Richard S. Dorfman
                                         ------------------------------------
                                         Name:  Richard S. Dorfman
                                         Title: Executive Vice President and
                                                Chief Financial Officer,
                                                (principal financial and
                                                chief accounting officer)





*    The signatory hereto is the
     principal financial and chief
     accounting officer and has
     been duly authorized to sign
     on behalf of the registrant.

                                 EXHIBIT INDEX



Exhibit No.              Description
-----------              -----------

   27.1                  Financial Data Schedule