Form 10-Q
period 1998-12-31
DOLLAR FINANCIAL GROUP INC
filed 1999-02-16
CIK 1028643

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                              ___________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended December 31, 1998

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

       Indicate by check x whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                               ------        ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No
                           ------      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 100
                                                           -------

                         DOLLAR FINANCIAL GROUP, INC.

                                     INDEX

PART I.       FINANCIAL INFORMATION                                                               Page No.
                                                                                             -----------------
Item 1.       Financial Statements

              Interim Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1998 (unaudited)............................................                 3

              Interim Unaudited Consolidated Statements of Operations for the Three and Six
              Months Ended December 31, 1997 and 1998......................................                 4

              Interim Unaudited Consolidated Statements of Cash Flows for the Six Months
              Ended December 31, 1997 and 1998.............................................                 5

              Notes to Interim Unaudited Consolidated Financial Statements.................                 6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................                14

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk............................................................                24


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings............................................................                25

Item 2.       Changes in Securities and Use of Proceeds....................................                25

Item 3.       Defaults Upon Senior Securities..............................................                25

Item 4.       Submission of Matters to a Vote of Security Holders..........................                25

Item 5.       Other Information............................................................                25

Item 6.       Exhibits and Reports on Form 8-K.............................................                25

                                    PART I.
                             FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                  June 30,                    December 31,
                                                                                    1998                          1998
                                                                        ------------------------      ------------------------
ASSETS                                                                                                        (unaudited)

Cash and cash equivalents..........................................                     $ 55,501                      $ 61,979
Accounts receivable................................................                        5,726                         7,234
Income taxes receivable............................................                            0                         5,228
Prepaid expenses...................................................                        1,814                         1,738
Deferred income taxes..............................................                        1,070                         1,070
Note receivable  officers..........................................                          200                         2,851
Property and equipment, net of accumulated depreciation
   of $4,616  and $5,740...........................................                        7,820                         8,841
Cost assigned to contracts acquired, net of accumulated
   amortization of $461  and $527..................................                          231                           165
Cost in excess of net assets acquired, net of accumulated
 amortization of $6,559  and $8,761................................                       87,036                        83,695
Covenants not to compete, net of accumulated amortization
   of $917 and $1,142..............................................                          786                           547
Debt issuance costs, net of accumulated amortization of
        $885 and $1,351............................................                        4,856                        11,523
Other..............................................................                          810                           960
                                                                        ------------------------      ------------------------
                                                                                        $165,850                      $185,831
                                                                        ========================      ========================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable...................................................                     $ 12,806                      $ 10,352
Income taxes payable...............................................                        2,002                         1,957
Advance from money transfer agent..................................                        3,000                         3,000
Accrued expenses...................................................                        3,722                         5,657
Accrued interest payable...........................................                        2,191                         2,358
Revolving credit facilities........................................                            0                        18,500
Long-term debt and subordinated notes payable......................                        2,675                         2,656
10-7/8 % Senior Notes due 2006.....................................                      110,000                       110,000
Shareholder's equity:
   Common stock, $1 par value: 20,000 shares
   authorized; 100 shares issued and outstanding at
   June 30, 1998 and December 31, 1998.............................                            0                             0
Additional paid-in capital.........................................                       40,941                        50,784
Accumulated deficit................................................                       (8,875)                      (15,406)
Accumulated other comprehensive loss...............................                       (2,612)                       (4,027)
                                                                        ------------------------      ------------------------
   Total shareholder's equity......................................                       29,454                        31,351
                                                                        ------------------------      ------------------------
                                                                                        $165,850                      $185,831
                                                                        ========================      ========================


       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                            Three Months Ended                             Six Months Ended
                                                               December 31,                                  December 31,
                                                ----------------------------------------    ----------------------------------------

                                                          1997                 1998                    1997                1998
                                                ----------------------------------------    ----------------------------------------
Revenues......................................             $26,861              $ 28,929                $53,005            $ 56,020

Store and regional expenses:
   Salaries and benefits......................               8,265                 8,527                 16,724              17,026
   Occupancy..................................               2,452                 2,273                  4,909               4,662
   Depreciation...............................                 447                   526                    885               1,005
   Other......................................               6,411                 5,917                 12,918              11,844
                                                   ---------------     -----------------       ----------------   ------------------
Total store and regional expenses.............              17,575                17,243                 35,436              34,537
Corporate expenses............................               3,009                 3,100                  5,651               6,346
(Gain) loss on store closings and sales.......                  30                    25                    (10)                 50
Other depreciation and amortization...........               1,186                 1,412                  2,389               2,823
Recapitalization costs........................                   0                 2,551                      0               2,551
Non-cash compensation.........................                   0                10,024                      0              10,024
Interest expense..............................               3,175                 3,271                  6,394               6,498
                                                   ---------------     -----------------       ----------------     ----------------

Income before income taxes and
extraordinary item............................               1,886                (8,697)                 3,145              (6,809)

Income tax provision (benefit)................               1,102                (1,470)                 1,743                (363)

                                                   ---------------     -----------------       ----------------     ----------------

Income (loss) before extraordinary item                        784                (7,227)                 1,402              (6,446)

Extraordinary loss on debt extinguishment
  (net of income tax benefit of $45)..........                   0                    85                      0                  85
                                                   ---------------     -----------------       ----------------     ----------------

Net income (loss).............................             $   784               ($7,312)               $ 1,402             ($6,531)
                                                   ---------------     -----------------       ----------------     ----------------


       See notes to interim unaudited consolidated financial statements.

                         DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                 Six Months Ended
                                                                                    December 31,
                                                                 -------------------------------------------------
                                                                           1997                        1998
                                                                 ---------------------      ----------------------
Cash flows from operating activities:
Net income (loss)...........................................                     1,402                     ($6,531)
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
      Depreciation and amortization.........................                     3,542                       4,164
      (Gain) loss on store closings and sales...............                       (10)                         50
      Non-cash compensation.................................                         0                      10,024
      Extraordinary loss on debt extinguishment
        (net of income tax benefit of $45)..................                         0                          85
      Deferred tax benefit..................................                       (52)                          0
      Change in assets and liabilities (net of effect of
       acquisitions):
       Decrease (increase) in accounts receivable and
         income taxes receivable............................                     1,704                      (6,771)
       Increase in prepaid expenses and other...............                      (637)                        (97)
       Increase (decrease) in accounts payable, income
       taxes payable, accrued expenses and accrued
       interest payable.....................................                     3,037                        (156)
                                                                 ---------------------      ----------------------
Net cash provided by operating activities...................                     8,986                         768
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................                      (193)                        (55)
  Gross proceeds from sales of property and equipment.......                       197                           0
  Additions to property and equipment.......................                    (1,210)                     (2,356)
                                                                 ---------------------      ----------------------
Net cash used in investing activities.......................                    (1,206)                     (2,411)

Cash flows from financing activities:
  Payments on subordinated notes payable....................                      (127)                         (9)
  Net (decrease) increase in revolving credit facilities....                    (8,194)                     18,500
  Payment of debt issuance costs............................                       (56)                     (7,133)
  Advances to officers......................................                         0                      (2,651)
  Payments of financed insurance premiums...................                      (161)                        (10)
                                                                 ---------------------      ----------------------
Net cash (used in) provided by financing activities.........                    (8,538)                      8,697
Effect of exchange rate changes on cash and cash equivalents                      (374)                       (576)
                                                                 ---------------------      ----------------------
Net increase (decrease) in cash and cash equivalents........                    (1,132)                      6,478
Cash and cash equivalents at beginning of period............                    55,205                      55,501
                                                                 ---------------------      ----------------------
Cash and cash equivalents at end of period..................                   $54,073                    $ 61,979
                                                                 =====================      ======================

Supplemental disclosures of cash flow information:
Interest paid...............................................                   $ 6,270                    $  6,027
                                                                 ---------------------      ----------------------
Income taxes paid...........................................                   $   878                    $  4,910
                                                                 =====================      ======================

Supplemental schedule of non-cash investing and financing activities

Non-cash compensation.......................................                   $     0                    $ 10,024
                                                                 =====================      ======================

       See notes to interim unaudited consolidated financial statements.

                         DOLLAR FINANCIAL GROUP, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, it is suggested that the interim consolidated financial statements be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company. Holdings has no employees or operating activities. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 434 (of which 351 are company owned) locations operating as ABC Check Cashing(TM), Almost-A-Banc(R), Any Kind Check Cashing Centers, C&C Check Cashing(TM), Cash-N-Dash Check Cashing(TM), Check Mart, Chex$Cashed, Financial Exchange Company, Money Mart, Quikcash, QwiCash, The Service Centers and Loan Mart(TM) in thirteen states, the District of Columbia and Canada. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, consumer loans, issuance of food stamps and other welfare benefits, and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to approximately 1200 retail locations throughout the State of New York.

2. SUBSIDIARY GUARANTOR CONDENSED FINANCIAL INFORMATION

The Company raised approximately $110 million of gross proceeds in 1996 by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Company's payment obligations under the Notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries. The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's existing credit facilities and any successor credit facilities. Pursuant to the indenture of the Senior Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the notes, including the Company's Canadian subsidiary.

The Company is a holding company with no assets, independent operations, or cash flows other than its investment in its subsidiaries. There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at December 31, 1998, and the consolidating statements of operations and cash flows for the six month period ended December 31, 1998 of the Company (on a parent-company basis), combined domestic Guarantors, Canadian subsidiary Guarantor, and the consolidated Company.

                         DOLLAR FINANCIAL GROUP, INC.

                          CONSOLIDATING BALANCE SHEET
                                (In thousands)



At December 31, 1998:                             Dollar        Domestic      Canadian
                                                 Financial     Subsidiary    Subsidiary
                                                Group, Inc.    Guarantors     Guarantor    Eliminations   Consolidated
                                                -----------    ----------    ----------    ------------   ------------
ASSETS
Cash and cash equivalents.....................    $  2,163       $ 44,941       $14,875      $        0      $ 61,979
Accounts receivable...........................       6,842          4,271         1,422          (5,301)        7,234
Income taxes receivable.......................       5,228              0             0               0         5,228
Prepaid expenses..............................         533            994           211               0         1,738
Deferred income taxes.........................       1,008             62             0               0         1,070
Note receivable-officers......................       2,851              0             0               0         2,851
Due from affiliates...........................      68,564              0             0         (68,564)            0
Property and equipment, net...................       1,193          5,261         2,387               0         8,841
Cost assigned to contracts acquired, net......           0            165             0               0           165
Cost in excess of net assets acquired, net....           0         57,428        26,267               0        83,695
Covenants not to compete......................           0            447           100               0           547
Debt issuance costs, net......................      11,523              0             0               0        11,523
Investment in subsidiaries....................      68,178              0             0         (68,178)            0
Other.........................................         292            446           222               0           960
                                                  --------       --------      --------        --------      --------
                                                  $168,375       $114,015       $45,484       ($142,043)     $185,831
                                                  ========       ========      ========        ========      ========



LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable..............................    $     46       $  8,514       $ 1,792      $        0      $ 10,352
Income taxes payable..........................           0            191         1,766               0         1,957
Advance from money transfer agent.............       3,000              0             0               0         3,000
Accrued expenses..............................       2,642          2,148           867               0         5,657
Accrued interest payable......................       1,538            820         5,301          (5,301)        2,358
Due to affiliates.............................           0         43,709        24,855         (68,564)            0
Revolving credit facilities...................      18,500              0             0               0        18,500
Long term debt and subordinated notes payable.           0          2,656             0               0         2,656
10 7/8% Senior Notes due 2006.................     110,000              0             0               0       110,000
                                                  --------       --------      --------        --------      --------
                                                   135,726       $ 58,038        34,581         (73,865)      154,481

Shareholder's equity:
Common Stock..................................           0              0             0               0             0
Additional paid-in capital....................      50,824         46,613        10,797         (57,450)        50,784
(Accumulated deficit) retained earnings.......     (15,406)         9,364         1,364         (10,728)       (15,406)
Accumulated other comprehensive loss..........      (2,769)             0        (1,258)              0         (4,027)
                                                  --------       --------      --------        --------       --------
Total shareholder's equity....................      32,649         55,977        10,903         (68,178)        31,351
                                                  --------       --------      --------        --------       --------

                                                  $168,375       $114,015       $45,484       ($142,043)      $185,831
                                                  ========       ========      ========        ========       ========


                         DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)



Six Months Ended December 31, 1998:
                                                                  Dollar        Domestic    Canadian
                                                                 Financial     Subsidiary   Subsidiary
                                                                Group, Inc.    Guarantors   Guarantor   Eliminations   Consolidated
                                                               ------------    ----------   ---------   ------------   ------------
Revenues.....................................................   $        0      $42,265       $13,755       $       0      $ 56,020
Store and regional expenses:
   Salaries and benefits.....................................            0       13,022         4,004               0        17,026
   Occupancy.................................................            0        3,569         1,093               0         4,662
   Depreciation..............................................            0          774           231               0         1,005
   Other.....................................................            0        9,825         2,019               0        11,844
                                                                 ---------     ---------    ---------       ---------      ---------
Total store and regional expenses............................            0       27,190         7,347               0        34,537

Corporate expenses...........................................        4,857            0         1,489               0         6,346
Loss on store closings and sales.............................           50            0             0               0            50
Other depreciation and amortization..........................          206        2,057           560               0         2,823
Recapitalization costs.......................................        2,551            0             0               0         2,551
Non-cash compensation........................................       10,024            0             0               0        10,024
Interest expense.............................................        4,642          127         1,729               0         6,498
                                                                 ---------     ---------    ---------       ---------      ---------
(Loss) income before income taxes and
  extraordinary item.........................................      (22,330)      12,891         2,630               0        (6,809)
Income taxes (benefit) provision.............................       (2,477)         602         1,512               0          (363)
                                                                 ---------     ---------    ---------       ---------      ---------

(Loss) income before extraordinary item......................      (19,853)      12,289         1,118               0        (6,446)
Extraordinary loss on debt extinguishment
  (net of income tax benefit of $45).........................           85            0             0               0            85
                                                                 ---------     ---------    ---------       ---------      ---------
(Loss) income before equity in net income of subsidiaries..        (19,938)      12,289         1,118               0        (6,531)
Equity in net income of subsidiaries:
Domestic subsidiary guarantors...............................       12,289            0             0         (12,289)            0
Canadian subsidiary guarantor................................        1,118            0             0          (1,118)            0
                                                                 ---------     ---------    ---------       ---------      ---------
Net (loss) income............................................      ($6,531)     $12,289       $ 1,118        ($13,407)      ($6,531)
                                                                 =========     =========    =========       =========      =========


                         DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                (In thousands)

Six Months Ended December 31, 1998:                               Dollar        Domestic     Canadian
                                                                 Financial     Subsidiary   Subsidiary
                                                                 Group, Inc.   Guarantors    Guarantor    Eliminations  Consolidated
                                                                 ----------    -----------   ----------   -----------   -----------
Cash flows from operating activities:
Net (loss) income............................................       ($6,531)      $12,289      $ 1,118      ($13,407)       ($6,531)

Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..................       (13,407)            0            0        13,407              0
       Depreciation and amortization.........................           542         2,831          791             0          4,164
       Loss on store closings and sales......................            50             0            0             0             50
       Non-cash compensation.................................        10,024             0            0             0         10,024
       Extraordinary loss on debt extinguishment
         (net of income tax benefit of $45)..................            85             0            0             0             85
       Change in assets and liabilities (net of effect of
       acquisitions):
           Increase in accounts receivable
             and income taxes receivable.....................        (8,658)         (185)        (224)        2,296         (6,771)

           (Increase) decrease in prepaid expenses and other..         (283)           41          145             0            (97)
           Increase (decrease) in accounts payable, income
           taxes payable, accrued expenses and accrued
           interest payable..................................         2,380        (1,036)         796        (2,296)          (156)

                                                                    -------       -------      -------       -------        -------
Net cash (used in) provided by operating activities..........       (15,798)       13,940        2,626             0            768

Cash flows from investing activities:
       Acquisitions, net of cash acquired....................             0             0          (55)            0            (55)
       Additions to property and equipment...................          (445)       (1,242)        (669)            0         (2,356)
       Net decrease in due to affiliates.....................         7,767             0            0        (7,767)             0
                                                                    -------       -------      -------       -------        -------
Net cash (used in) provided by investing activities..........         7,322        (1,242)        (724)       (7,767)        (2,411)


Cash flows from financing activities:
       Payments on subordinated notes payable................             0            (9)           0             0             (9)
       Net increase in revolving credit facilities...........        18,500             0            0             0         18,500
       Payments of debt issuance costs.......................        (7,133)            0            0             0         (7,133)
       Advances to officers..................................        (2,651)            0            0             0         (2,651)
       Payments of financed insurance premiums...............           (10)            0            0             0            (10)
       Net decrease in due to affiliates.....................             0        (7,443)        (324)        7,767              0
                                                                    -------       -------      -------       -------        -------
Net cash provided by (used in) financing activities..........         8,706        (7,452)        (324)        7,767          8,697
Effect of exchange rate changes on cash and
         cash equivalents....................................             0             0         (576)            0           (576)
                                                                    -------       -------      -------       -------        -------
Net increase in cash and cash equivalents....................           230         5,246        1,002             0          6,478
Cash and cash equivalents at beginning of period.............         1,933        39,695       13,873             0         55,501
                                                                    -------       -------      -------       -------        -------
Cash and cash equivalents at end of period...................      $  2,163       $44,941      $14,875       $     0       $ 61,979
                                                                   ========       =======      =======       =======       ========

                         DOLLAR FINANCIAL GROUP, INC.

3.   STORE CLOSINGS AND SALES

During the year ended June 30, 1998, the Company sold all of its stores in Michigan, sold or closed five locations in southern California and closed sixteen stores in Pennsylvania whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. As a result of declining caseloads, increasing costs and the termination of the Company's contracts with the Commonwealth of Pennsylvania, the Company determined that these locations could not provide acceptable levels of profitability. The Company also closed five kiosks in Texas due to contractual requirements with the Southland Corporation. Included in the accompanying consolidated statements of operations for the six months ended December 31, 1997 are revenues of $3.6 million and store expenses of $2.3 million related to these stores. The gain recognized related to the sale and closure of these stores was not material.

4.   RECENT ACCOUNTING PRONOUCEMENTS

In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The Company adopted SFAS No. 130 on July 1, 1998.
The overall objective of SFAS No. 130 is to provide new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholder's equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the provisions of SFAS No. 130. The following shows the comprehensive income (loss) for the periods stated:


                                                      Three Months Ended                             Six Months Ended
                                                         December 31,                                  December 31,
                                                 1997                   1998                    1997                   1998
                                         -----------------      -----------------      ------------------      ----------------

Net income (loss)                                  $   784                ($7,312)                $ 1,402               ($6,531)

Foreign currency translation adjustment             (1,222)                  (219)                 (1,236)               (1,415)
                                         -----------------      -----------------      ------------------      ----------------
Total comprehensive income (loss)                    ($438)               ($7,531)                $   166               ($7,946)
                                         =================      =================      ==================      ================



5.   MERGER AGREEMENT

On November 13, 1998, DFG Holdings, Inc. ("Holdings"), a Delaware corporation and parent company of Dollar Financial Group, Inc., a New York corporation (the "Registrant"), entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") a Delaware corporation, controlled by Green Equity Investors II, L.P., a Delaware limited partnership ("GEI II") and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. Immediately prior to the merger, managment exercised their options in Holdings which were converted into equivalent amounts of stock A-D resulted in a non-cash charge of $10.0 million. The Merger was accounted for as a recapitalization of Holdings.

The management (other than the employment of Donald F. Gayhardt, Jr. as the President), Board of Directors and equity ownership of the Registrant did not change in the Merger and Holdings continues to own one hundred percent of the voting securities of the Registrant.

In connection with the Merger, Holdings, the Registrant and Jeffrey Weiss, the current chief executive officer of Holdings and the Registrant, entered into a new employment agreement, dated November 13, 1998, effective concurrently with the consummation of the Merger, pursuant to which Jeffrey Weiss will continue to serve as the chief executive officer of Holdings and the Registrant. In addition the Registrant, Holdings and Donald F. Gayhardt, Jr., entered into an employment agreement, dated December 18, 1998, pursuant to which Donald F. Gayhardt, Jr. will serve as the President of Holdings and the Registrant.
Donald F. Gayhardt, Jr. formerly served as the executive vice president and chief financial officer of the Registrant from 1992 to 1997.

In connection with the Merger, the Registrant terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996 (as amended and modified) with Bank of America National Trust and Savings Association, as administrative agent, Lehman Commercial Paper, Inc., as documentation agent, and certain lenders party thereto. The Registrant entered into a new Credit Agreement, dated as of December 18, 1998 (the "Credit Agreement"), obtaining a new $160 million credit facility from a syndicate of banks led by Wells Fargo Bank, National Association as administrative agent and co-arranger, First Union Capital Markets, as co-arranger, First Union National Bank, as syndication agent, and U.S. Bank National Association, as documentation agent. On January 8, 1999, Dresdner Bank AG became an additional participant in the Credit Agreement. The Credit Agreement provides for a revolving credit facility in favor of the Registrant of up to $70 million and two term loans aggregating up to $90 million. The $90 million term loans may be used only to fund the Registrant's repurchase obligations, if any, in connection with its 10 7/8% Senior Notes Due 2006 (the "Indenture Senior Notes"), under the Indenture, dated November 15, 1996 (the "Indenture"), with State Street Bank and Trust Company (successor in interest to Fleet National Bank), as trustee.

In connection with the Merger, the Registrant entered into a Purchase Agreement, dated as of December 18, 1998 (the "Purchase Agreement"), among GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P. (collectively, the "Investors"), pursuant to which the Registrant may issue up to $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Subordinated Notes"), to (i) fund the Registrant's repurchase obligations, if any, in connection with its Indenture Senior Notes, under the Indenture, or (ii) to finance or refinance acquisitions of the Registrant. In connection with the Purchase Agreement, the Registrant entered into an Exchange and Registration Rights Agreement, dated December 18, 1998, with the parties to the Purchase Agreement, pursuant to which the Registrant is obligated under certain circumstances to exchange the Subordinated Notes and register such Subordinated Notes under the Securities Act of 1933.

On February 8, 1999, the Company announced that it had signed a definitive purchase agreement A-D a letter of intent to acquire sixteen stores in two separate transactions. The Company had signed a definitive purchase agreement for the acquisition of 86.5% of a partnership which owns and operates six stores in Alberta, Canada. The Company currently holds the remaining 13.5% interest. In addition, the Company has completed the acquisition of a company which owns and operates ten stores in the United Kingdom. The acquisitions were funded through internally generated cash and approximately $5 million of borrowings on its revolving credit facility.

                         SUPPLEMENTAL STATISTICAL DATA



                                                             December 31,
Company Operating Data:                                   1997          1998
                                                      -----------   ----------

Stores in operation:
   Company-Owned.....................................       351           351
   Franchised Stores.................................        70            83
                                                        -------       -------

Total................................................       421           434
                                                        =======       =======

 ----------------------------------------------------------------------------

                                                         Three Months Ended           Six Months Ended
                                                            December 31,                December 31,
                                                     ----------------------------------------------------
Operating Data:                                            1997          1998          1997          1998
                                                     -------------  -----------  ------------  ----------
Face amount of checks cashed (in millions)...........   $   569       $   564      $  1,133       $ 1,116
Face amount of average check.........................   $268.90       $295.13      $ 271.70       $286.86
Face amount of average check (excluding Canada)......   $273.47       $320.52      $ 277.46       $305.59
Average fee per check................................   $  8.09       $  9.45      $   8.09       $  9.03
Number of checks cashed (in thousands)...............     2,116         1,910         4,170         3,889
Adjusted EBITDA /1/..................................   $ 6,775       $ 9,180       $12,854       $16,310
Adjusted EBITDA Margin /1/...........................      25.2%         31.7%         24.3%         29.1%

                                                         Three Months Ended           Six Months Ended
                                                            December 31,                December 31,
                                                     ----------------------------------------------------
Collections Data:                                          1997          1998          1997          1998
                                                     -------------  -------------  ------------  --------

Face amount of returned checks (in thousands)........    $3,594        $4,318        $6,989        $8,414
Collections (in thousands)...........................     2,443         3,137         4,827         6,127
                                                         ------        ------        ------        ------
Net write-offs (in thousands)........................    $1,151        $1,181        $2,162        $2,287
                                                         ======        ======        ======        ======
Collections as a percentage of
   returned checks...................................      68.0%         72.6%         69.1%         72.8%
Net write-offs as a percentage of
        check cashing revenues.......................       6.7%          6.4%          6.4%          6.4%
Net write-offs as a percentage of the
   face amount of checks cashed......................       .20%          .21%          .19%          .20%

--------------------------
/1/ Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, noncash charges, recapitalization costs and (gain) loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt, the Company's lenders use them for the purpose of analyzing the Company's performance with respect to the Company's new revolving credit facility and the Indenture, and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at December 31, 1998 and the results of operations for the three and six months ended December 31, 1998 and 1997. The results for the three and six months ended December 31, 1998 are not necessarily indicative of the results for the full fiscal year.

On November 13, 1998, DFG Holdings Inc. ("Holdings"), entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") controlled by Green Equity Investors II, L.P., and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. The Merger will be accounted for as a recapitalization of Holdings.

The management (other than the employment of Donald F. Gayhardt, Jr. as the President), Board of Directors and equity ownership of the Company did not change in the Merger and Holdings continues to own one hundred percent of the voting securities of the Company.

In connection with the Merger, Holdings, the Company and Jeffrey Weiss, the current chief executive officer of Holdings and the Company, entered into a new employment agreement, dated November 13, 1998, effective concurrently with the consummation of the Merger, pursuant to which Jeffrey Weiss will continue to
serve as the chief executive officer of Holdings and the Company.   In addition
the Company, Holdings and Donald F. Gayhardt, Jr., entered into an employment agreement, dated December 18, 1998, pursuant to which Donald F. Gayhardt, Jr. will serve as the President of Holdings and the Company. Donald F. Gayhardt, Jr. formerly served as the executive vice president and chief financial officer of the Company from 1992 to 1997.

The Company's revenues from government services decreased for the three and six months ended December 31, 1998 as compared to the three and six months ended December 31, 1997. The Company expects that its government revenues will continue to decline due to a number of factors, including a continued reduction in the number of recipients eligible for public assistance benefits. Additionally, a number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. The Company's contracts with the Commonwealth of Pennsylvania contributed 0.0% and 5.9% of consolidated gross revenues for the three months ended December 31, 1998 and 1997 and 0.0% and 6.1% of consolidated gross revenues for the six months ended December 31, 1998 and 1997, respectively. The installation of such systems has not had a material adverse effect on the Company's results of operations or financial condition.

RESULTS OF OPERATIONS


                                    Three Months Ended December 31,                  Six Months Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                        (Percentage of                                    (Percentage of
                              ($ in thousands)          Total Revenue)          ($ in thousands)          Total Revenue)
                      ---------------------------------------------------------------------------------------------------
                             1997         1998         1997        1998        1997         1998         1997        1998
                      -------------   -----------   ---------   ---------   ----------   ---------   ----------   -------
Check Cashing.........      $17,122      $18,371       63.7%       63.5%      $33,733      $35,434       63.7%       63.3%
Cash `Til Payday(R)
origination fees......        1,564        4,488        5.8        15.5         2,428        7,988        4.6        14.3
Government services...        3,506        1,493       13.1         5.2         7,439        3,085       14.0         5.4
Other Revenue.........        4,669        4,577       17.4        15.8         9,405        9,513       17.7        17.0
                            -------      -------     -------     -------      -------      -------     -------     -------
Total Revenue.........      $26,861      $28,929      100.0%      100.0%      $53,005      $56,020      100.0%      100.0%
                            =======      =======     =======     =======      =======      =======     =======     =======
-------------------------------------------------------------------------------------------------------------------------


QUARTER COMPARISON

Total revenues were $28.9 million for the three months ended December 31, 1998 compared to $26.9 million for the three months ended December 31, 1997, an increase of $2.0 million or 7.4%.

Comparable retail store sales at those locations owned by the Company for the entire period increased $2.5 million or 10.5%. Check cashing revenue increased 3.5%, Cash `Til Payday(R) origination fees increased 168.0% and other revenues decreased 0.8%. The increase in Cash `Til Payday(R) origination fees resulted from the full roll-out of the Cash `Til Payday(R) loan product. Partially offsetting this increase, however, was a 50.6% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company and the termination of all of the Company's contracts with the Commonwealth of Pennsylvania in fiscal year 1998. Government services revenues accounted for 5.2% of total revenues for the three months ended December 31, 1998, a decrease from 13.1% of total revenues for the three months ended December 31, 1997.

SIX MONTH COMPARISON

Total revenues were $56.0 million for the six months ended December 31, 1998 compared to $53.0 million for the six months ended December 31, 1997, an increase of $3.0 million or 5.7%.

Comparable retail store sales at those locations owned by the Company for the entire period increased $4.5 million or 9.8%. Check cashing revenue increased 3.4%, Cash `Til Payday(R) origination fees increased 186.6% and other revenues increased 1.4%. The increase in Cash `Til Payday(R) origination fees resulted from the full roll-out of the Cash `Til Payday(R) loan product. Partially offsetting this increase, however, was a 49.3% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company and the termination of all of the Company's contracts with the Commonwealth of Pennsylvania in fiscal year 1998. Government services revenues accounted for 5.4% of total revenues for the six months ended December 31, 1998, a decrease from 14.0% of total revenues for the six months ended December 31, 1997.

Store and Regional Expense Analysis

                                         Three Months Ended December 31,                Six Months Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                             (Percentage of                                  (Percentage of
                                    ($ in thousands)         total revenue)         ($ in thousands)         total revenue)
                               ------------------------   -------------------   -----------------------   ------------------
                                   1997         1998        1997       1998        1997         1998        1997       1998
                                   ----         ----        ----       ----        ----         ----        ----       ----
Salaries and benefits..........   $ 8,265      $ 8,527      30.8%      29.5%      $16,724      $17,026      31.6%      30.4%
Occupancy......................     2,452        2,273       9.1        7.9         4,909        4,662       9.3        8.3
Depreciation...................       447          526       1.7        1.8           885        1,005       1.7        1.8
Other..........................     6,411        5,917      23.8       20.5        12,918       11,844      24.3       21.1
                                  -------      -------     -------   ------       -------      -------   -------     ------
Total store and regional
   expenses....................   $17,575      $17,243      65.4%      59.7%      $35,436      $34,537      66.9%      61.6%
                                  =======      =======     =======   =======      =======      =======    =======    =======
------------------------------------------------------------------------------------------------------------------------------

QUARTER COMPARISON

Store and regional expenses were $17.2 million for the three months ended December 31, 1998 compared to $17.6 million for the three months ended December 31, 1997, a decrease of $400,000 or 2.3%. Total store and regional expenses associated with stores closed during fiscal 1998 were $900,000 for the three months ended December 31, 1997. For the three months ended December 31, 1998 total store and regional expenses declined to 59.7% of total revenue compared to 65.4% of total revenue for the three months ended December 31, 1997 due to an improvement in store level profitability and increased revenues.

SIX MONTH COMPARISON

Store and regional expenses were $34.5 million for the six months ended December 31, 1998 compared to $35.4 million for the six months ended December 31, 1997, a decrease of $900,000 or 2.5%. Total store and regional expenses associated with stores closed during fiscal 1998 were $2.3 million for the six months ended December 31, 1997. For the six months ended December 31, 1998 total store and regional expenses declined to 61.6% of total revenue compared to 66.9% of total revenue for the six months ended December 31, 1997 due to an improvement in store level profitability and increased revenues.

Other Expense Analysis

                                               Three Months Ended December 31,                  Six Months Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                         ($ in thousands)   (Percentage of revenues)   ($ in thousands)     (Percentage of revenues)
                                      --------------------  -------------------------  -------------------  -----------------------
                                          1997       1998        1997       1998       1997         1998       1997            1998
                                      ----------  ---------  -----------  -----------  --------  ---------  -----------  ----------
Corporate expenses....................   $3,009     $ 3,100      11.2%      10.7%      $5,651      $ 6,346     10.7%           11.3%

(Gain) loss on store closings
   and sales..........................       30          25       0.1        0.1          (10)          50      0.0             0.1
Other depreciation and amortization...    1,186       1,412       4.4        4.9        2,389        2,823      4.5             5.0
Recapitalization costs................        0       2,551       0.0        8.8            0        2,551      0.0             4.6
Non-cash compensation.................        0      10,024       0.0       34.7            0       10,024      0.0            17.9
Interest expense......................    3,175       3,271      11.8       11.3        6,394        6,498     12.1            11.6
Income taxes..........................    1,102      (1,470)      4.1       (5.1)       1,743         (363)     3.3            (0.6)


-----------------------------------------------------------------------------------------------------------------------------------

QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $3.1 million for the three months ended December 31, 1998 compared to $3.0 million for the three months ended December 31, 1997, an increase of $100,000 or 3.3%.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $1.4 million and $1.2 million for the three months ended December 31, 1998 and 1997, respectively, an increase of $200,000. The increase was mainly due to the accelerated amortization of the remaining goodwill associated with the Company's government services line of business which is being amortized over the estimated remaining life of the future undiscounted cash flows of the government services business. This increased amortization expense was offset in part by the reduced amortization related to the writedown of goodwill of $12.9 million in June 1998.

Recapitalization Costs

During the three months ended December 31, 1998, the Company incurred $2.6 million for the consummation of the merger between Holdings and Acquisition which was accounted for as a recapitalization of Holdings.

Non-Cash Compensation

Immediately prior to the merger between Holdings and Acquisition, management of the Company exercised their options in Holdings which were converted into equivalent amounts of stock and resulted in a non-cash charge of $10.0 million.

Interest Expense

Interest expense was $3.3 million for the three months ended December 31, 1998 and was $3.2 million for the three months ended December 31, 1997, an increase of $100,000 or 3.1%. Interest expense has remained constant due to the average outstanding indebtedness remaining constant.

Income Taxes

The (benefit) provision for income taxes was ($1.5) million for the three months ended December 31, 1998 compared to $1.1 million for the three months ended December 31, 1997, a decrease of $2.6 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes. This decrease is primarily attributable to the expenses related to the merger and recapitalization.

SIX MONTH COMPARISON

Corporate Expenses

Corporate expenses were $6.3 million for the six months ended December 31, 1998 compared to $5.7 million for the six months ended December 31, 1997, an increase of $600,000 or 10.5%. Additional costs, primarily salaries and benefits, have been incurred as a result of the implementation of various strategic initiatives including full roll-out of the Cash `Til Payday(R) loan product and the opening of Loan Mart(TM) stores, which offer only Cash `Til Payday(R) unsecured short-term loans.

(Gain) Loss on Store Closings and Sales

During the six months ended December 31, 1997 the Company sold all of its stores in Michigan and sold or closed five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $2.8 million and $2.4 million for the six months ended December 31, 1998 and 1997, respectively, an increase of $400,000. The increase was mainly due to the accelerated amortization of the remaining goodwill associated with the Company's government services line of business which is being amortized over the estimated remaining life of the future undiscounted cash flows of the government services business. This increased amortization expense was offset in part by the reduced amortization related to the writedown of goodwill of $12.9 million in June 1998.

Recapitalization Costs

During the six months ended December 31, 1998, the Company incurred $2.6 million for the consummation of the merger between Holdings and Acquisition which was accounted for as a recapitalization of Holdings.

Non-Cash Compensation

Immediately prior to the merger between Holdings and Acquisition, management of the Company exercised their options in Holdings which were converted into equivalent amounts of stock A-D resulted in a non-cash charge of $10.0 million.


Interest Expense

Interest expense was $6.5 million for the six months ended December 31, 1998 and was $6.4 million for the six months ended December 31, 1997. Interest expense has remained constant due to the average outstanding indebtedness remaining constant.


Income Taxes

The (benefit) provision for income taxes was ($400,000) for the six months ended December 31, 1998 compared to $1.7 million for the six months ended December 31, 1997, a decrease of $2.1 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes. This decrease is primarily attributable to the expenses related to the merger and recapitalization of Holdings.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 1998, cash and cash equivalents increased by $6.5 million due to the net activity of the increase of the revolving credit facility of $18.5 million, cash generated by operations of $800,000 and the expenses related to the merger and recapitalization.

Income taxes receivable and note receivable - officers increased due to the merger and recapitalization of Holdings.

Accrued expenses also increased due to expenses relating to the merger and recapitalization of Holdings.

Liquidity and Capital Resources

The Company raised approximately $110 million of gross proceeds by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Notes require semi-annual cash interest payments due in November and May. In connection with the Merger, the Company terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996. The Company entered into a new Credit Agreement, dated as of December 18, 1998 obtaining a new $160 million credit facility. The Credit Agreement provides for a revolving credit facility of up to $70 million and two term loans aggregating up to $90 million. The $90 million term loans may be used only to fund the Company's repurchase obligations, if any, in connection with its 10 7/8% Senior Notes Due 2006. Also, in connection with the Merger, the Company entered into a Purchase Agreement dated December 18, 1998, to which the Company may issue up to $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Subordinated Notes"), to
(i) fund the Company's repurchase obligations, if any, in connection with its 10 7/8% Senior Notes Due 2006, or (ii) to finance or refinance acquisitions of the Company. Borrowings under the New Credit Facility as of December 31, 1998 were $18.5 million. The Senior Notes and the New Revolving Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also established an overdraft credit facility to fund peak working capital needs for its Canadian operation, which provides for borrowings up to $4.6 million.

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and finance acquisitions. For the six months ended December 31, 1998 and 1997, the Company had net cash provided by operating activities of $800,000 and $9.0 million, respectively, which cash was used for purchases of equipment related to existing stores, recently acquired stores and investments in technology. The Company's total budgeted capital expenditures are currently anticipated to aggregate approximately $2.7 million during its fiscal year ending June 30, 1999. As of December 31, 1998, the Company had made capital expenditures of $2.4 million. The actual amount of capital expenditures will depend in part upon the number of new stores acquired and the number of stores remodeled. In addition, the Company intends to spend up to $2.4 million during fiscal 1999 to purchase the equipment necessary to implement a point-of-sale system.

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

On February 8, 1999, the Company announced that it had signed a definitive purchase agreement A-D a letter of intent to acquire sixteen stores in two separate transactions. The Company had signed a definitive purchase agreement for the acquisition of 86.5% of a partnership which owns and operates six stores in Alberta, Canada. The Company currently holds the remaining 13.5% interest. In addition, the Company has completed the acquisition of a company which owns and operates ten stores in the United Kingdom. The acquisitions were funded through internally generated cash and approximately $5 million of borrowings on its revolving credit facility.

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


Timetable for Completion of Each Remaining Phase Progress in Becoming Year 2000 Compliant

The remediation of hardware systems is expected to be completed by April 1999. The testing of the hardware is expected to be completed by May 1999 with full implementation by June 1999.

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

Costs

The Company does not expect the costs to be material and does not expect the projects to have a significant impact on operations.

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

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.4 Employment Agreement, dated November 13, 1998, between the Company, DFG Holdings, Inc., and Jeffrey Weiss.

              10.5 Employment Agreement, dated December 18, 1998, between the Company, DFG Holdings, Inc., and Donald F. Gayhardt, Jr.

             10.13 Credit Agreement, dated as of December 18, 1998, among the Company, DFG Holdings, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, First Union Capital Markets and Wells Fargo as arrangers, First Union National Bank, as syndication agent, and U.S. Bank National Association, as documentation agent.

             10.17 Pledge and Security Agreement, dated as of December 18, 1998, among the Company, Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement .

            10.18 Subordination Agreement, dated as of December 18, 1998, among the Company, DFG Holdings, Inc., and Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement.

             10.19 Supplemental Security Agreement (Trademarks), dated as of December 18, 1998, among the Company and Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement.

             10.20 Purchase Agreement, dated as of December 18, 1998, among the Company, GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., relating to the $20,000,000 aggregate principal amount of 10 7/8% Senior Subordinated Notes Due 2006.

             10.21 Exchange and Registration Rights Agreement, dated as of December 18, 1998, among the Company, GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., relating to the $20,000,000 aggregate principal amount of 10 7/8% Senior Subordinated Notes Due 2006.

             10.22 Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of the Company.

             10.23 Pledge Agreement, dated December 18, 1998, between the Company and Jeffrey Weiss.

              21.1  Subsidiaries of the Registrant.

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DOLLAR FINANCIAL GROUP, INC.


Dated:  February 16, 1999             *By:  /s/ Richard S. Dorfman
                                            ----------------------------------
                                            Name:   Richard S. Dorfman
                                            Title:  Executive Vice President
                                                     and Chief Financial
                                                     Officer, (principal
                                                     financial and chief
                                                     accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.