Form 10-Q
period 1999-03-31
DOLLAR FINANCIAL GROUP INC
filed 1999-05-17
CIK 1028643

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ___________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended March 31, 1999

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

          Indicate by check [x] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      x      No
                                                  ----       -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                         ----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 100
                                                           ------

                          DOLLAR FINANCIAL GROUP, INC.
                                     INDEX




PART I.                                   FINANCIAL INFORMATION                                Page No.
                                                                                               --------

Item 1.       Financial Statements

              Interim Consolidated Balance Sheets as of June 30, 1998
              and March 31, 1999 (unaudited)................................................          3

              Interim Unaudited Consolidated Statements of Operations for the Three and Nine
              Months Ended March 31, 1998 and 1999..........................................          4

              Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months
              Ended March 31, 1998 and 1999.................................................          5

              Notes to Interim Unaudited Consolidated Financial Statements..................          6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................         15

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk.............................................................         25


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                      26
Item 2.       Changes in Securities and Use of Proceeds.....................................         26

Item 3.       Defaults Upon Senior Securities...............................................         26

Item 4.       Submission of Matters to a Vote of Security Holders...........................         26

Item 5.       Other Information                                                                      26

Item 6.       Exhibits and Reports on Form 8-K..............................................         26


                                    PART I.
                             FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)


                                                                 June 30,     March 31,
                                                                   1998         1999
                                                               ---------        ---------
ASSETS                                                                        (unaudited)

Cash and cash equivalents.....................................  $ 55,501         $ 55,520
Accounts receivable...........................................     5,726           11,540
Income taxes receivable.......................................         -            3,996
Prepaid expenses..............................................     1,814            2,074
Deferred income taxes.........................................     1,070            1,070
Notes receivable - officers...................................       200            2,851
Property and equipment, net of accumulated
 depreciation of $4,616 and $6,151............................     7,820           10,326
Cost assigned to contracts acquired, net of accumulated
 amortization of $461 and $557................................       231              135
Cost in excess of net assets acquired, net of accumulated
 amortization of $6,559 and $9,958............................    87,036           96,727
Covenants not to compete, net of accumulated amortization
  of $917 and $1,217..........................................       786              478
Debt issuance costs, net of accumulated amortization of
  $885 and $1,690.............................................     4,856           10,245
Other.........................................................       810            1,517
                                                               ---------        ---------
                                                                $165,850         $196,479
                                                               =========        =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable..............................................  $ 12,806         $ 12,547
Income taxes payable..........................................     2,002            3,030
Advance from money transfer agent.............................     3,000            2,000
Accrued expenses..............................................     3,722            3,825
Accrued interest payable......................................     2,191            5,607
Due to parent.................................................         -              907
Revolving credit facilities...................................         -            4,416
Long-term debt and subordinated notes.........................     2,675           20,831
 payable................................
10-7/8 % Senior Notes due 2006................................   110,000          109,190
Shareholder's equity:
  Common stock, $1 par value: 20,000
  shares  authorized; 100 shares issued and outstanding at
  June 30, 1998 and March 31, 1999............................         -                -
Additional paid-in capital....................................    40,941           50,824
Accumulated deficit...........................................    (8,875)         (13,144)
Accumulated other comprehensive loss..........................    (2,612)          (3,554)
                                                               ---------        ---------
    Total shareholder's equity................................    29,454           34,126
                                                               ---------        ---------
                                                                $165,850         $196,479
                                                               =========        =========

       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                          Three Months Ended                 Nine Months Ended
                                                                March 31,                        March 31,
                                                     -------------------------           -------------------------
                                                       1998               1999             1998            1999
                                                     --------------------------          -------------------------
Revenues..................................            $30,154           $32,309          $83,159          $ 88,329

Store and regional expenses:
   Salaries and benefits..................              8,466             8,979           25,190            26,005
   Occupancy..............................              2,386             2,407            7,295             7,069
   Depreciation...........................                450               538            1,335             1,543
   Other..................................              5,098             5,182           18,014            17,026
                                                     --------           -------          -------           -------
Total store and regional expenses.........             16,400            17,106           51,834            51,643
Corporate expenses........................              2,612             3,506            8,263             9,852
Loss on store closings and sales..........                 30                25               20                75
Other depreciation and amortization.......              1,184             1,394            3,576             4,217
Recapitalization costs....................                  -                 -                -             2,551
Non-cash compensation.....................                  -                 -                -            10,024
Interest expense..........................              3,203             5,959            9,595            12,457
                                                     --------           -------          -------           -------
Income (loss) before income taxes and
extraordinary item........................              6,725             4,319            9,871            (2,490)
Income tax provision......................              2,751             2,057            4,495             1,694
                                                     --------           -------          -------           -------
Income (loss) before extraordinary item                 3,974             2,262            5,376            (4,184)
Extraordinary loss on debt extinguishment
(net of income tax benefit of $45)........                  -                 -                -                85
                                                     --------           -------          -------           -------
Net income (loss).........................            $ 3,974           $ 2,262          $ 5,376           $(4,269)
                                                     --------           -------          -------           -------


       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Nine  Months Ended
                                                                    March 31,
                                                            -----------------------------
                                                             1998                   1999
                                                            ---------         ----------
Cash flows from operating activities:
Net income (loss).......................                   $  5,376               ($4,269)
Adjustments to reconcile net income
 (loss) to cash provided by operating
      activities:
  Depreciation and amortization.........                      5,335                 8,351
  Loss on store closings and sales......                         20                    75
  Non-cash compensation.................                          -                10,024
  Extraordinary loss on debt extinguishment
   (net of income tax benefit of $45)...                          -                    85
  Deferred tax benefit..................                         98                     -
  Change in assets and liabilities (net
   of effect of acquisitions):
    Decrease (increase) in accounts
     receivable and income taxes
     receivable.........................                      2,077                (6,793)

     Increase in prepaid expenses and
      other.............................                       (461)                 (854)
    Increase in accounts payable,
     income taxes payable, accrued
     expenses and accrued interest
      payable...........................                      7,814                 3,228
                                                           --------              --------
Net cash provided by operating
 activities.............................                     20,259                 9,847
Cash flows from investing activities:
 Acquisitions, net of cash acquired.....                     (1,751)              (15,709)
 Gross proceeds from sales of property
  and equipment.........................                        202                     -
 Additions to property and equipment....                     (1,698)               (4,091)
                                                           --------              --------
Net cash used in investing activities...                     (3,247)              (19,800)
Cash flows from financing activities:
 Extinguishment of long term debt.......                          -                  (810)
 Payments to money transfer agent.......                          -                (1,000)
 Payments on subordinated notes payable.                       (132)                  (16)
 Net (decrease) increase in revolving
  credit facilities.....................                    (12,187)                3,973
 Proceeds from long term debt...........                          -                18,107
 Payment of debt issuance costs.........                        (56)               (8,106)
 Advances to officers...................                          -                (2,651)
 Payments of financed insurance
  premiums..............................                       (229)                  (10)
 Net increase in due to parent..........                          -                   907
                                                           --------              --------
Net cash (used in) provided by
 financing activities...................                    (12,604)               10,394
Effect of exchange rate changes on cash
 and cash equivalents...................                       (261)                 (422)
                                                           --------              --------
Net increase in cash and cash
 equivalents............................                      4,147                    19
                                                           --------              --------
Cash and cash equivalents at beginning
 of period..............................                     55,205                55,501
                                                           --------              --------
Cash and cash equivalents at end of
 period.................................                   $ 59,352              $ 55,520
                                                           ========              ========
Supplemental disclosures of cash flow
 information:
Interest paid...........................                   $  6,425              $  6,484
                                                           ========              ========
Income taxes paid.......................                   $  1,591              $  4,662
                                                           ========              ========
Supplemental schedule of non-cash
 investing and financing activities
Non-cash compensation...................                   $      -              $ 10,024
                                                           ========              ========

       See notes to interim unaudited consolidated financial statements.

                         DOLLAR FINANCIAL GROUP, INC.

         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, it is suggested that the interim consolidated financial statements be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company. Holdings has no employees or operating activities. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 428 (of which 349 are company owned) locations operating as ABC Check Cashing, Almost-A-Banc(R), Any Kind Check Cashing Centers(R), C&C Check Cashing, Cash-N-Dash Check Cashing, Check Mart(R), Chex$Cashed(R), Financial Exchange Company(R), Money Mart(R), Quikcash, QwiCash(R), The Money Shop, The Service Centers and Loan Mart in thirteen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, consumer loans, issuance of food stamps and other welfare benefits, and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to approximately 1,200 retail locations throughout the State of New York.

                          DOLLAR FINANCIAL GROUP, INC.

2. SUBSIDIARY GUARANTOR CONDENSED FINANCIAL INFORMATION

The Company raised approximately $110 million of gross proceeds in 1996 by issuing 10 7/8% Senior Notes due in November 2006 (the "Notes"). The Company's payment obligations under the Notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries. The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's existing credit facilities and any successor credit facilities. Pursuant to the indenture of the Senior Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the notes, including the Company's foreign subsidiaries.

The Company is a holding company with no assets, independent operations, or cash flows other than its investment in its subsidiaries. There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the consolidating balance sheet at March 31, 1999, and the consolidating statements of operations and cash flows for the nine month period ended March 31, 1999 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                          CONSOLIDATING BALANCE SHEET
                                 (In thousands)



                                                             Domestic               Foreign
                                   Dollar Financial         Subsidiary             Subsidiary
At March 31, 1999:                    Group, Inc.           Guarantors             Guarantors      Eliminations        Consolidated
                                    -------------        ----------------         ------------     ------------        ------------
ASSETS

Cash and cash equivalents....           $  3,767                 $30,812               $20,941        $      -             $ 55,520
Accounts receivable..........              7,715                   4,827                 5,197          (6,199)              11,540
Income taxes receivable......              3,996                       -                     -               -                3,996
Prepaid expenses.............                624                   1,108                   342               -                2,074
Deferred income taxes........              1,008                      62                     -               -                1,070
Notes receivable-officers....              2,851                       -                     -               -                2,851
Due from affiliates..........             59,638                       -                     -         (59,638)                   -
Property and equipment, net..              1,556                   5,177                 3,593               -               10,326
Cost assigned to contracts
 acquired, net...............                  -                     135                     -               -                  135
Cost in excess of net assets                   -                  56,712                40,015               -               96,727
 acquired, net...............
Covenants not to compete.....                  -                     404                    74               -                  478
Debt issuance costs, net.....             10,245                       -                     -               -               10,245
Investment in subsidiaries...             79,465                       -                     -         (79,465)                   -
Other........................                621                     415                   481               -                1,517
                                        --------                 -------               -------       ---------             --------
                                        $171,486                 $99,652               $70,643       $(145,302)            $196,479
                                        ========                 =======               =======       =========             ========

LIABILITIES AND
 SHAREHOLDER'S EQUITY

Accounts payable.............           $      5                 $ 9,662               $ 2,880        $      -             $ 12,547
Income taxes payable.........                  -                     149                 2,881               -                3,030
Advance from money transfer                2,000                       -                     -               -                2,000
 agent.......................
Accrued expenses.............              1,387                   1,402                 1,036               -                3,825
Accrued interest payable.....              4,728                     879                 6,199          (6,199)               5,607
Due to parent and affiliates.                907                  18,135                41,503         (59,638)                 907
Revolving credit facilities..                  -                       -                 4,416               -                4,416
Long term debt and                        18,107                   2,652                    72               -               20,831
 subordinated notes payable..
10 7/8% Senior Notes due 2006            109,190                       -                     -               -              109,190
                                        --------                 -------               -------       ---------             --------
                                         136,324                  32,879                58,987         (65,837)             162,353
Shareholder's equity:
Common stock.................                  -                       -                     -               -                    -
Additional paid-in capital...             50,824                  46,614                10,797         (57,411)              50,824
(Accumulated deficit)
 retained earnings...........            (13,144)                 20,159                 1,895         (22,054)             (13,144)
Accumulated other
 comprehensive loss..........             (2,518)                      -                (1,036)              -               (3,554)
                                        --------                 -------               -------       ---------             --------
Total shareholder's equity...             35,162                  66,773                11,656         (79,465)              34,126
                                        --------                 -------               -------       ---------             --------
                                        $171,486                 $99,652               $70,643       $(145,302)            $196,479
                                        ========                 =======               =======       =========             ========

                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)



                                                           Domestic            Foreign
Nine Months Ended March 31,        Dollar Financial       Subsidiary          Subsidiary
 1999:                                Group, Inc.         Guarantors          Guarantors     Eliminations        Consolidated
                                     -------------        -----------         ------------  -------------       --------------
Revenues.............................   $      -              $66,922             $21,407       $      -             $88,329
Store and regional expenses:
   Salaries and benefits.............          -               19,609               6,396              -              26,005
   Occupancy.........................          -                5,333               1,736              -               7,069
   Depreciation......................          -                1,156                 387              -               1,543
   Other.............................          -               13,925               3,101              -              17,026
                                        --------              -------             -------       --------             -------
Total store and regional                       -               40,023              11,620              -              51,643
 expenses............................

Corporate expenses...................      7,533                    -               2,319              -               9,852
Loss on store closings and sales.....         75                    -                   -              -                  75
Other depreciation and
 amortization........................        288                3,030                 899              -               4,217
Recapitalization costs...............      2,551                    -                   -              -               2,551
Non-cash compensation................     10,024                    -                   -              -              10,024
Interest expense.....................      9,636                  186               2,635              -              12,457
                                        --------              -------             -------       --------             -------

(Loss) income before income
  taxes and extraordinary item.......    (30,107)              23,683               3,934                             (2,490)
Income taxes (benefit) provision.....     (1,156)                 602               2,248              -               1,694
                                        --------              -------             -------       --------             -------

(Loss) income before
 extraordinary item..................    (28,951)              23,081               1,686              -              (4,184)
Extraordinary loss on debt
 extinguishment (net of income
   tax benefit of $45)...............         85                    -                   -              -                  85
                                        --------              -------             -------       --------             -------
(Loss) income before equity in net
 income of subsidiaries..............    (29,036)              23,081               1,686              -              (4,269)
Equity in net income of
 subsidiaries:
Domestic subsidiary guarantors.......     23,081                    -                   -        (23,081)
Foreign subsidiary guarantors........      1,686                    -                   -         (1,686)                  -
                                        --------              -------             -------       --------             -------
Net (loss) income....................    ($4,269)             $23,081             $ 1,686       $(24,767)            ($4,269)
                                        ========              =======             =======       ========             =======

                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)



Nine Months Ended March 31,                                Domestic            Foreign
 1999:                               Dollar Financial     Subsidiary          Subsidiary
                                       Group, Inc.        Guarantors          Guarantors       Eliminations            Consolidated
                                       ----------         -----------          -----------     ----------              -----------
Cash flows from operating
 activities:
Net (loss) income.....................  $ (4,269)            $ 23,081            $  1,686        $(24,767)                  $(4,269)

Adjustments to reconcile net
 (loss) income to net, cash (used
 in) provided by operating
 activities:
   Undistributed income of
    subsidiaries......................   (24,767)                   -                   -          24,767                         -
  Depreciation and amortization.......     2,895                4,171               1,285               -                     8,351
  Loss on store closings and sales....        75                    -                   -               -                        75
  Non-cash compensation...............    10,024                    -                   -               -                    10,024
  Extraordinary loss on debt
    extinguishment (net of income
    tax benefit of $45)...............        85                    -                   -               -                        85
  Change in assets and
   liabilities (net of effect of
   acquisitions):
    Increase in accounts receivable
      and income taxes receivable.....    (8,317)                (741)               (929)          3,194                    (6,793)
    Increase in prepaid expenses
      and other.......................      (709)                 (24)               (121)              -                      (854)
  Increase (decrease) in accounts
   payable, income taxes payable,
   accrued expenses and accrued
   interest payable...................     4,259                 (198)              2,361          (3,194)                    3,228
                                        --------             --------            --------        --------                  --------
Net cash (used in) provided by
  operating activities................   (20,724)              26,289               4,282               -                     9,847

Cash flows from investing activities:
    Acquisitions, net of cash
     acquired.........................         -                 (181)            (15,528)              -                   (15,709)
    Additions to property and
     equipment........................      (910)              (1,957)             (1,224)              -                    (4,091)
    Net decrease in due from
     affiliates.......................    17,031                    -                   -         (17,031)                        -
                                        --------             --------            --------        --------                  --------
Net cash provided by (used in)
     investing activities.............    16,121               (2,138)            (16,752)        (17,031)                  (19,800)

Cash flows from financing activities:
    Extinguishment of long term debt..      (810)                   -                   -               -                      (810)
    Payments to money transfer agent..    (1,000)                   -                   -               -                    (1,000)
    Payments on subordinated
     notes payable....................         -                  (13)                 (3)              -                       (16)
    Net increase in revolving credit
     facilities.......................         -                    -               3,973               -                     3,973
    Proceeds from long term debt......    18,107                    -                   -               -                    18,107
    Payments of debt issuance costs...    (8,106)                   -                   -               -                    (8,106)
    Advances to officers...............   (2,651)                   -                   -               -                    (2,651)
    Payments of financed insurance
     premiums.........................       (10)                   -                   -               -                       (10)
    Net increase (decrease) in due
     to affiliates....................       907              (33,021)             15,990          17,031                       907
                                        --------             --------            --------        --------                  --------
Net cash provided by (used in)
  financing activities................     6,437              (33,034)             19,960          17,031                    10,394
Effect of exchange rate changes on
    cash and cash equivalents.........         -                    -                (422)              -                      (422)
                                        --------             --------            --------        --------                  --------
Net increase (decrease) in cash
 and cash equivalents.................     1,834               (8,883)              7,068               -                        19
Cash and cash equivalents at
 beginning of period..................     1,933               39,695              13,873               -                    55,501
                                        --------             --------            --------        --------                  --------
Cash and cash equivalents at end of
 period...............................  $  3,767             $ 30,812            $ 20,941    $          -                  $ 55,520
                                        ========             ========            ========        ========                  ========

                          DOLLAR FINANCIAL GROUP, INC.

3.   ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 1999 increased from the comparative period of June 30, 1998 primarily due to post-dated checks acquired from the Company's purchase of Instant Cash Loans, Limited.


4.   STORE CLOSINGS AND SALES

During the year ended June 30, 1998, the Company sold all of its stores in Michigan, sold or closed five locations in southern California and closed sixteen stores in Pennsylvania whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. As a result of declining caseloads, increasing costs and the termination of certain Company government contracts, the Company determined that these locations could not provide acceptable levels of profitability. The Company also closed five kiosks in Texas due to contractual requirements with the Southland Corporation. Included in the accompanying consolidated statements of operations for the nine months ended March 31, 1998 are revenues of $5.4 million and store expenses of $3.2 million related to these stores. The gain recognized related to the sale and closure of these stores was not material.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

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


                                                   Three Months Ended            Nine Months Ended
                                                         March 31,                     March 31,
                                                  1998               1999         1998        1999
                                                ----------        ---------     --------    --------
Net income (loss)                                  $3,974          $2,262       $5,376       $(4,269)

Foreign currency translation adjustment               324             473         (912)         (942)
                                                   ------          ------       ------       -------
Total comprehensive income (loss)                  $4,298          $2,735       $4,464       $(5,211)
                                                   ======          ======       ======       =======

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999 with early adoption permitted. The Company does not plan to adopt SFAS No. 133 for the fiscal year ended June 30, 1999. The Company does not expect the adoption to have a material impact as its use of derivatives is limited.

                          DOLLAR FINANCIAL GROUP, INC.

The Company has five put option contracts with expiration dates ranging in three month intervals through June 2000. These contracts were purchased to safeguard the Company's earnings before interest, taxes, depreciation, amortization, non cash charges, recapitalization costs and loss on store closings and sales ("EBITDA") from materially significant changes in the exchange rate of the Great Britain Pound for its United Kingdom subsidiary. The net loss associated with the cost of the option contracts recognized in earnings during the nine months ended March 31, 1999 was not material.

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

In connection with the Merger, the Registrant terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996 (as amended and modified) with Bank of America National Trust and Savings Association, as administrative agent, Lehman Commercial Paper, Inc., as documentation agent, and certain lenders party thereto. The Registrant entered into a new Credit Agreement, dated as of December 18, 1998 (the "Credit Agreement"), obtaining a new $160 million credit facility from a syndicate of banks led by Wells Fargo Bank, National Association as administrative agent and co-arranger, First Union Capital Markets, as co-arranger, First Union National Bank, as syndication agent, and U.S. Bank National Association, as documentation agent. On January 8, 1999, Dresdner Bank AG became an additional participant in the Credit Agreement. The Credit Agreement provides for a revolving credit facility in favor of the Registrant of up to $70 million and two term loans aggregating up to $90 million. The $90 million term loans were available to fund the Registrant's repurchase obligations in excess of $20 million, if any, in connection with its 10 7/8% Senior Notes due 2006 (the "Senior Notes"), under the Indenture, dated November 15, 1996 (the "Indenture"), with State Street Bank and Trust Company (successor in interest to Fleet National Bank), as trustee. Repurchase obligations in connection with the Senior Notes were less than $20 million and as a result, the $90 million term loan commitments expired on February 16, 1999.

                          DOLLAR FINANCIAL GROUP, INC.

In connection with the Merger, the Registrant entered into a Purchase Agreement, dated as of December 18, 1998 (the "Purchase Agreement"), among GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P. (collectively, the "Investors"), pursuant to which the Registrant may issue up to $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), to (i) fund the Registrant's repurchase obligations, if any, in connection with its Senior Notes, under the Indenture, or (ii) to finance or refinance acquisitions of the Registrant. In connection with the Purchase Agreement, the Registrant entered into an Exchange and Registration Rights Agreement, dated December 18, 1998, with the parties to the Purchase Agreement, pursuant to which the Registrant is obligated under certain circumstances to exchange the Subordinated Notes and register such Subordinated Notes under the Securities Act of 1933. In February 1999, the Company issued $18.1 million of its Subordinated Notes to fund the purchase of Instant Cash Loans Limited, the remaining 86.5% partnership interest in its Calgary Money Mart Partnership, repurchase obligations and related fees under the Senior Notes of $11.4 million, $5.6 million and $1.1 million, respectively.

7. ACQUISITIONS

On February 10, 1999, the Company and Dollar Financial UK Limited, an indirect subsidiary of the Company, formerly known as DFG Acquisition Limited, entered into an Agreement for the sale and purchase of shares with Henry Hallam, Rachel Hallam and shareholders signatory thereto, to acquire all of the outstanding shares of Instant Cash Loans Limited ("ICL") which operates eleven stores in the United Kingdom. The aggregate purchase price for this acquisition was $11.4 million and was funded with the issuance of the Company's Subordinated Notes.

On February 17, 1999, National Money Mart Company, a subsidiary of the Company, entered into an Asset Purchase Agreement with King Mortgage Limited and Denis Willner, to purchase the remaining 86.5% partnership interest in its Calgary Money Mart Partnership ("Calgary"). Calgary operates six stores in Alberta, Canada. The aggregate purchase price for this acquisition was $5.6 million and was funded with the issuance of the Company's Subordinated Notes.

The following unaudited pro forma information for the nine months ended March 31, 1998 and 1999 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect the amortization of intangible assets arising from the acquisitions, increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of ICL and Calgary. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                  Nine Months Ended
                                                     March 31,
                                                    (Unaudited)
                                           -------------------------------
                                            1998                   1999
                                           --------              ---------
                                               (dollars in thousands)
Revenues                                   $87,881                $ 93,268
Income (loss) before extraordinary item    $ 5,220                 ($4,207)
Net (loss) income                          $ 5,220                 ($4,292)

                          DOLLAR FINANCIAL GROUP, INC.

                         SUPPLEMENTAL STATISTICAL DATA

                                                   March 31,
Company Operating Data:                        1998        1999
                                             --------    --------
Stores in operation:
 Company-Owned..........................         352        349
 Franchised Stores......................          70         79
                                                ----       ----

Total...................................        ====       ====
                                                 422        428
                                                ====       ====


                                            Three Months Ended     Nine Months Ended
                                                 March 31               March 31
                                            ------------------     ------------------
Operating Data:                               1998       1999       1998       1999
                                            --------    -------    -------    -------

Face amount of checks cashed (in             $   587    $   606    $ 1,720    $ 1,722
 millions)..............................
Face amount of average check............     $   345    $   337    $   319    $   303
Face amount of average check (excluding      $   383    $   382    $   345    $   327
 Canada)................................
Average fee per check...................      $11.11     $11.61    $  9.74    $  9.84
Number of checks cashed (in thousands)..       1,700      1,797      5,400      5,686
Adjusted EBITDA/1/......................     $11,570    $12,154    $24,424    $28,464
Adjusted EBITDA Margin/1/...............        38.4%      37.6%      29.4%      32.2%




                                            Three Months Ended     Nine Months Ended
                                                 March 31               March 31
                                            ------------------     ------------------
Collections Data:                               1998       1999       1998       1999
                                             --------   -------    -------    -------
Face amount of returned checks (in           $ 3,325    $ 3,960    $10,315    $12,374
 thousands).............................
Collections (in thousands)..............       2,550      3,153      7,378      9,280
                                             -------    -------    -------    -------
Net write-offs (in thousands)...........     $   775    $   807    $ 2,937    $ 3,094
                                             =======    =======    =======    =======

Collections as a percentage of
 returned checks........................        76.7%      79.6%      71.5%      75.0%
Net write-offs as a percentage of
  check cashing revenues................         4.1%       3.9%       5.6%       5.5%
Net write-offs as a percentage of the
 face amount of checks cashed...........         .13%       .13%       .17%       .18%


------------------------
/1/ Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, noncash charges, recapitalization costs and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt, the Company's lenders use them for the purpose of analyzing the Company's performance with respect to the Company's new revolving credit facility and the Indenture, and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company is a consumer financial services company operating the second largest check cashing store network in the United States, the largest such network in Canada and recently acquired stores in the United Kingdom. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, money orders, money transfers, consumer loans, bill payment and distribution of public assistance benefits.

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at March 31, 1999 and the results of operations for the three and nine months ended March 31, 1999 and 1998. The results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results for the full fiscal year.

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

On February 10, 1999, the Company and Dollar Financial UK Limited, an indirect subsidiary of the Company, formerly known as DFG Acquisition Limited, entered into an Agreement for the sale and purchase of shares with Henry Hallam, Rachel Hallam and shareholders signatory thereto, to acquire all of the outstanding shares of Instant Cash Loans Limited ("ICL") which operates eleven stores in the United Kingdom. The aggregate purchase price for this acquisition was $11.4 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes due 2006.

On February 17, 1999, National Money Mart Company, a subsidiary of the Company, entered into an Asset Purchase Agreement with King Mortgage Limited and Denis Willner, to purchase the remaining 86.5% partnership interest in its Calgary Money Mart Partnership ("Calgary"). Calgary operates six stores in Alberta, Canada. The aggregate purchase price for this acquisition was $5.6 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes due 2006.

The Company's revenues from government services decreased for the three and nine months ended March 31, 1999 as compared to the three and nine months ended March 31, 1998. The Company expects that its government revenues will continue to decline due to a number of factors, including a continued reduction in the number of recipients eligible for public assistance benefits. Additionally, a number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. The Company's contracts with the Commonwealth of Pennsylvania contributed 0.0% and 7.5% of consolidated gross revenues for the three months ended March 31, 1999 and 1998 and 0.0% and 6.8% of consolidated gross revenues for the nine months ended March 31, 1999 and 1998, respectively. The installation of such systems has not had a material adverse effect on the Company's results of operations or financial condition.

RESULTS OF OPERATIONS

Revenue Analysis

                                           Three Months Ended March 31,               Nine Months Ended March 31,
                                      --------------------------------------------------------------------------------
                                                                 (Percentage of                         (Percentage of
                                          ($ in thousands)       Total Revenue)     ($ in thousands)    Total Revenue)
                                       ------------------------ ------------------  -----------------   --------------
                                          1998           1999      1998     1999       1998      1999    1998     1999
                                        --------       --------   ------   -------  -------   -------   ------   ------
Check cashing................            $18,879        $20,866    62.6%    64.6%   $52,612   $56,300    63.3%    63.7%
Cash 'Til Payday(R)
origination fees.............              2,241          4,975     7.4     15.4      4,669    12,964     5.6     14.7
Government services..........              3,757          1,776    12.5      5.5     10,685     4,861    12.8      5.5
Other revenue................              5,277          4,692    17.5     14.5     15,193    14,204    18.3     16.1
Total revenue................            $30,154        $32,309   100.0%   100.0%   $83,159   $88,329   100.0%   100.0%



QUARTER COMPARISON

Total revenues were $32.3 million for the three months ended March 31, 1999 compared to $30.2 million for the three months ended March 31, 1998, an increase of $2.1 million or 7.0%.

Comparable retail store sales at those locations owned by the Company for the entire period increased $2.9 million or 11.2%. Check cashing revenue increased 8.2%, Cash 'Til Payday(R) origination fees increased 92.0% and other revenues increased 4.5%. The increase in Cash 'Til Payday(R) origination fees resulted from the full roll-out of the Cash 'Til Payday(R) loan product. Partially offsetting this increase, however, was a 58.3% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company and the termination of all of the Company's contracts with the Commonwealth of Pennsylvania in fiscal year 1998. Government services revenues accounted for 5.5% of total revenues for the three months ended March 31, 1999, a decrease from 12.5% of total revenues for the three months ended March 31, 1998.

NINE MONTH COMPARISON

Total revenues were $88.3 million for the nine months ended March 31, 1999 compared to $83.2 million for the nine months ended March 31, 1998, an increase of $5.1 million or 6.1%.

Comparable retail store sales at those locations owned by the Company for the entire period increased $7.3 million or 10.2%. Check cashing revenue increased 8.9%, Cash 'Til Payday(R) origination fees increased 143.2% and other revenues increased 2.5%. The increase in Cash 'Til Payday(R) origination fees resulted from the full roll-out of the Cash 'Til Payday(R) loan product. Partially offsetting this increase, however, was a 52.3% decline in revenues from government services resulting from a decrease in the volume of benefits distributed by the Company and the termination of all of the Company's contracts with the Commonwealth of Pennsylvania in fiscal year 1998. Government services revenues accounted for 5.5% of total revenues for the nine months ended March 31, 1999, a decrease from 12.8% of total revenues for the nine months ended March 31, 1998.

Store and Regional Expense  Analysis

                                                  Three Months Ended March 31,       Nine Months Ended March 31,
                                            ------------------------------------------------------------------------
                                                                 (Percentage of                     (Percentage of
                                              ($ in thousands)   total revenue)   ($ in thousands)  total revenue)
                                            -------------------- --------------- ----------------- -----------------
                                              1998        1999    1998    1999     1998      1999    1998     1999
                                            -------     -------  ------  ------- --------  ------- -------  --------

Salaries and benefits....................  $ 8,466      $ 8,979   28.1%   27.8%   $25,190   $26,005   30.3%   29.4%
Occupancy................................    2,386        2,407    7.9     7.4      7,295     7,069    8.8     8.0
Depreciation.............................      450          538    1.5     1.7      1,335     1,543    1.6     1.8
Other....................................    5,098        5,182   16.9    16.0     18,014    17,026   21.6    19.3
                                           -------      -------   ----    ----    -------   -------   ----    ----
Total store and regional
     expenses............................  $16,400      $17,106   54.4%   52.9%   $51,834   $51,643   62.3%   58.5%
                                           =======      =======   ====    ====    =======   =======   ====    ====

QUARTER COMPARISON

Store and regional expenses were $17.1 million for the three months ended March 31, 1999 compared to $16.4 million for the three months ended March 31, 1998, an increase of $700,000 or 4.3%. Total store and regional expenses associated with stores closed during fiscal 1998 were $900,000 for the three months ended March 31, 1998. For the three months ended March 31, 1999 total store and regional expenses decreased to 52.9% of total revenue compared to 54.4% of total revenue for the three months ended March 31, 1998 due to an improvement in store level profitability and increased revenues.

NINE MONTH COMPARISON

Store and regional expenses were $51.6 million for the nine months ended March 31, 1999 compared to $51.8 million for the nine months ended March 31, 1998, a decrease of $200,000 or 0.4%. Total store and regional expenses associated with stores closed during fiscal 1998 were $3.2 million for the nine months ended March 31, 1998. For the nine months ended March 31, 1999 total store and regional expenses declined to 58.5% of total revenue compared to 62.3% of total revenue for the nine months ended March 31, 1998 due to an improvement in store level profitability and increased revenues.

Other Expense Analysis



                                                  Three Months Ended March 31,       Nine Months Ended March 31,
                                            ------------------------------------------------------------------------
                                                                 (Percentage of                     (Percentage of
                                              ($ in thousands)   total revenue)   ($ in thousands)  total revenue)
                                            -------------------  --------------  ---------------- -----------------
                                              1998      1999      1998    1999     1998    1999     1998     1999
                                            -------    -------   ------  ------  -------  -------  -------  -------
Corporate expenses.........................  $2,612    $3,506     8.7%   10.9%   $8,263   $ 9,852    9.9%   11.2%
Loss on store closings
   and sales...............................      30        25      .1      .1        20        75      -      .1
Other depreciation and.....................   1,184     1,394     3.9     4.3     3,576     4,217    4.3     4.8
 amortization..............................
Recapitalization costs.....................       -         -       -       -         -     2,551      -     2.9
Non-cash compensation......................       -         -       -       -         -    10,024      -    11.3
Interest expense...........................   3,203     5,959    10.6    18.4     9,595    12,457   11.5    14.1
Income taxes...............................   2,751     2,057     9.1     6.4     4,495     1,694    5.4     1.9

QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $3.5 million for the three months ended March 31, 1999 compared to $2.6 million for the three months ended March 31, 1998, an increase of $900,000. Additional costs, primarily salaries and benefits, have been incurred as a result of the implementation of various strategic initiatives including full roll-out of the Cash 'Til Payday(R) loan product and the opening of Loan Mart(TM) stores, which offer only Cash 'Til Payday(R) unsecured short-term loans.


Other Depreciation and Amortization

Other depreciation and amortization expenses were $1.4 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively, an increase of $200,000. The increase was mainly due to the accelerated amortization of the remaining goodwill associated with the Company's government services line of business which is being amortized over the estimated remaining life of the future undiscounted cash flows of the government services business. This increased amortization expense was offset in part by the reduced amortization related to the writedown of goodwill of $12.9 million in June 1998.

Interest Expense

Interest expense was $6.0 million for the three months ended March 31, 1999 and was $3.2 million for the three months ended March 31, 1998, an increase of $2.8
million or 87.5%.  This increase is primarily attributable to the   merger and
recapitalization of Holdings and the issuance of debt to fund current acquisitions.

Income Taxes

The provision for income taxes was $2.1 million for the three months ended March 31, 1999 compared to $2.8 million for the three months ended March 31, 1998, a decrease of $700,000. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes. This decrease is primarily attributable to the expenses related to the merger and recapitalization of Holdings.

NINE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $9.9 million for the nine months ended March 31, 1999 compared to $8.3 million for the nine months ended March 31, 1998, an increase of $1.6 million or 19.3%. Additional costs, primarily salaries and benefits, have been incurred as a result of the implementation of various strategic initiatives including full roll-out of the Cash 'Til Payday(R) loan product and the opening of Loan Mart(TM) stores, which offer only Cash 'Til Payday(R) unsecured short-term loans.

Loss on Store Closings and Sales

During the nine months ended March 31, 1998 the Company sold all of its stores in Michigan and sold or closed five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $4.2 million and $3.6 million for the nine months ended March 31, 1999 and 1998, respectively, an increase of $600,000. The increase was mainly due to the accelerated amortization of the remaining goodwill associated with the Company's government services line of business which is being amortized over the estimated remaining life of the future undiscounted cash flows of the government services business. This increased amortization expense was offset in part by the reduced amortization related to the writedown of goodwill of $12.9 million in June 1998.

Recapitalization Costs

During the nine months ended March 31, 1999, the Company incurred $2.6 million of expenses associated with the consummation of the merger between Holdings and Acquisition which was accounted for as a recapitalization of Holdings.

Non-Cash Compensation

Immediately prior to the merger between Holdings and Acquisition, management of the Company exercised their options in Holdings which were converted into equivalent amounts of stock and resulted in a non-cash charge of $10.0 million.

Interest Expense

Interest expense was $12.5 million for the nine months ended March 31, 1999 and was $9.6 million for the nine months ended March 31, 1998. This increase is primarily attributable to the merger and recapitalization of Holdings and the issuance of debt to fund current acquisitions.

Income Taxes

The provision for income taxes was $1.7 million for the nine months ended March 31, 1999 compared to $4.5 million for the nine months ended March 31, 1998, a decrease of $2.8 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes. This decrease is primarily attributable to the expenses related to the merger and recapitalization of Holdings.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 1999, cash and cash equivalents remained constant due to the net activity of cash generated by operations of $9.8 million, acquisitions and the expenses related to the merger and recapitalization of Holdings.

Income taxes receivable and notes receivable-officers increased due to the merger and recapitalization of Holdings.

Liquidity and Capital Resources

The Company raised approximately $110 million of gross proceeds in 1996 by issuing 10 7/8% Senior Notes due in November 2006 (the "Senior Notes"). The Notes require semi-annual cash interest payments due in November and May. In connection with the Merger, the Company terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996. The Company entered into a new Credit Agreement, dated as of December 18, 1998 obtaining a new $160 million credit facility. The Credit Agreement provides for a revolving credit facility of up to $70 million and two term loans aggregating up to $90 million. There were no borrowings under the revolving credit facility as of March 31, 1999. The $90 million term loans were available to fund the Company's repurchase obligations in excess of $20 million, if any, in connection with its 10 7/8% Senior Notes due 2006. Repurchase obligations in connection with the Senior Notes were less than $20 million and as a result, the $90 million term loan commitments expired on February 16, 1999. Also, in connection with the Merger, the Company entered into a Purchase Agreement dated December 18, 1998, to which the Company may issue up to $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Subordinated Notes"), to
(i) fund the Company's repurchase obligations, if any, in connection with its Senior Notes or (ii) to finance or refinance acquisitions of the Company. In February 1999, the Company issued $18.1 million of its Subordinated Notes to fund the purchase of ICL, Calgary, repurchase obligations and related fees under the Senior Notes of $11.4 million, $5.6 million and $1.1 million, respectively. The Senior Notes and the New Revolving Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also established an overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.6 million, of which $3.1 million was outstanding as of March 31, 1999. In conjunction with the purchase of ICL, the Company established an overdraft credit facility to fund working capital needs for its United Kingdom operations. The overdraft facility provides for up to $1.6 million and had $1.3 million outstanding as of March 31, 1999.

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and finance acquisitions. For the nine months ended March 31, 1999 and 1998, the Company had net cash provided by operating activities of $9.8 million and $20.3 million, respectively, which cash was used for purchases of equipment related to existing stores, recently acquired stores and investments in technology. As of March 31, 1999, the Company had made capital expenditures of $4.1 million. The actual amount of capital expenditures will depend in part upon the number of new stores acquired and the number of stores remodeled.

The Company is highly leveraged, and borrowings under the new revolving credit facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and an expansion of the Cash 'Til Payday Loan(R) Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. As discussed earlier within this Management's Discussion and Analysis, the Commonwealth of Pennsylvania initiated an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. The termination of these contracts did not have a material impact on the Company's liquidity or capital resources. As a result of the foregoing assumptions, which the Company believes to be reasonable, the Company expects to be able to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments on the Senior Notes and payments of interest and principal on other indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of the principal of the Notes on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt its requirements in connection with its annual reporting for the fiscal year ending June 30, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures in fiscal year 1999 with the exception of exposure to the foreign currency rate of the Great Britain Pound relating to Dollar Financial Group, Inc.'s ("Company's") acquisition of Instant Cash Loans Limited. The Company has purchased five put option contracts with expiration dates ranging in three month intervals through June 2000. These contracts were purchased to safeguard the Company's earnings before interest, taxes, depreciation, amortization, non cash charges, recapitalization costs and loss on store closings and sales ("EBITDA") from materially significant changes in the exchange rate of the Great Britain Pound for its United Kingdom subsidiary. The cost of these contracts was not significant.

Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended June 30, 1998.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          On February 8, 1999, an action was commenced in the United States District Court for the Central District of California by a consumer who had borrowed from Eagle National Bank (the "Bank") in a payday-loan transaction. The defendants in the action are the Company, its affiliates, the Bank and ten other unnamed defendants, plaintiff sues on behalf of an alleged class of borrowers who, plaintiff claims, have been overcharged in loan transactions originated and serviced for the Bank by the Company. Plaintiff alleges violations of state and federal usury and consumer-protection laws and seeks damages, including treble damages under the federal racketeering statute, in an unknown amount plaintiff alleges to be in excess of $75 million. The Company believes that it has meritorious defenses to the action, under both federal and state law and it intends to defend the lawsuit vigorously.

          Reference is made to Item 3, Legal Proceedings in the Company's audited financial statements in its Annual Report of Form 10-K for the fiscal year ended June 30, 1998.

Item 2.   Changes in Securities and Use of Proceeds

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit

              10.24 Agreement for the sale and purchase of shares of Instant Cash Loans, LTD. dated February 10, 1999 with Dollar Financial Group, Inc., DFG Acquisition, LTD., Henry Hallam, Rachel Hallam and shareholders signatory thereto. (Incorporated by reference to exhibit 10.24 of the Registrant's Form 8K/A filed April 26, 1999, declared effective February 25, 1999).

              10.25 Purchase Agreement dated February 17, 1999 by and among National Money Mart Company (a subsidiary of Dollar Financial Group, Inc.), King Mortgage LTD. And Denis Willner to purchase the remaining 86.5% partnership interest in Calgary Money Mart Partnership. (Incorporated by reference to exhibit 10.25 of the Registrant's Form 8K/A filed April 26, 1999, declared effective February 25,
                     1999).

              27.1   Financial Data Schedule


         (b)  Reports on Form 8-K

                     During the three month period ending March 31, 1999, the Registrant filed a report on Form 8K dated February 25, 1999 with an amended Form 8K filed on April 26, 1999, reporting an Item 2 event (Acquisition or Disposition of Assets) and an Item 7 event (Financial Statements and Exhibits).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DOLLAR FINANCIAL GROUP, INC.


Dated:  May 17, 1999            *By:  /s/ Richard S. Dorfman
                                   --------------------------------------
                                   Name:  Richard S. Dorfman
                                   Title: Executive Vice President and
                                          Chief Financial Officer,
                                         (principal financial and
                                          chief accounting officer)



*    The signatory hereto is the principal
     financial and chief accounting
     officer and has been duly authorized to
     sign on behalf of the registrant.