Form 10-K405
period 1999-06-30
DOLLAR FINANCIAL GROUP INC
filed 1999-09-28
CIK 1028643

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

     For the fiscal year ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _____________ to _____________


                    Commission File Number       333-18221
                    ----------------------

                         DOLLAR FINANCIAL GROUP, INC.
         -------------------------------------------------------------
                 (Exact Name of Registrant as Specified in Its Charter )

                         New York                              13-2997911
             --------------------------------                  ----------
              (State or Other Jurisdiction of               (I.R.S. Employer
               Incorporation or Organization)              Identification No.)

              1436 Lancaster Avenue, Suite 210
                      Berwyn, Pennsylvania                      19312-1288
              --------------------------------                  ----------
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

Yes                   No
       ----------           ----------


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 28, 1999, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Part IV is incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-18221) declared effective March 11, 1997, Registrant's Statement on Form 10Q filed February 16, 1999 and Registrant's Statement on Form 8K/A filed April 26, 1999.

                         DOLLAR FINANCIAL GROUP, INC.

                              Table of Contents

                           1999 Report on Form 10-K



                                    PART I

Item 1.    Business......................................................................   4
Item 2.    Properties....................................................................  18
Item 3.    Legal Proceedings.............................................................  19
Item 4.    Submission of Matters to a Vote of Security Holders...........................  19

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........  20
Item 6.     Selected Financial Data......................................................  20
Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................  24
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...................  35
Item 8.     Financial Statements and Supplementary Data..................................  36
Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure......................................................  64

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...........................  64
Item 11.    Executive Compensation.......................................................  66
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............  70
Item 13.    Certain Relationships and Related Transactions...............................  70

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............  73

Item 1. BUSINESS

General

Dollar Financial Group, Inc., a New York corporation (the "Company" or "DFG"), was organized in 1979 under the name Monetary Management Corporation. The Company is a consumer financial services company operating the second largest check cashing store network in the United States and the largest such network in Canada and recently acquired stores in the United Kingdom. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, money orders, money transfers, consumer loans and various other related services. Certain stores also serve as distribution centers for public assistance benefits and food stamps under government contracts. As of June 30, 1999, the Company has a total network of 437 stores in 13 states, the District of Columbia, Canada and the United Kingdom including 354 Company-owned stores with revenues for the fiscal year ended June 30, 1999 of $121.0 million, and with earnings before interest, taxes, depreciation, amortization, noncash charges, recapitalization costs, writedown of goodwill and loss on store closings and sales ("Adjusted EBITDA") for the fiscal year ended June 30, 1999 of $38.6 million.

The Company's primary customers are working, lower-income individuals and families who require basic consumer financial services and are underserved by traditional retail banking networks. The increased expense and decreased availability of traditional retail banking services have left an increasing number of individuals and families (estimated at 13% of U.S. households) without banking relationships. Management believes that growth in the lower-income segment of the population combined with the decreasing availability of traditional retail banking services provides the Company with significant growth opportunities.

The Company's stores currently operate under the following locally established brand names: Almost-A-Banc(R), Any Kind Check Cashing Centers(R), C&C Check Cashing(TM), Cash-N-Dash Check Cashing(TM), Check Mart(TM), Chex$Cashed(R), Financial Exchange Company, Money Mart(TM), Quikcash, QwiCash(R), The Money Shop, The Service Centers and Loan Mart(R). During the fiscal year 1999, the Company initiated a rebranding of its stores to Money Mart.

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

The number of families and individuals that hold bank, thrift, or savings and loan deposit accounts has declined dramatically over the past fifteen years. In a recent study, a leading national newspaper estimated that approximately 13% of U.S. households do not maintain a banking relationship. The study attributes this decline to a number of factors, including the inability of many families and individuals to maintain the minimum account balance required by many banks and thrifts, an increase in fees on deposit accounts with small balances, and an increase in bank branch closings in lower-income population areas.

The increase in the fees charged by banks on deposit accounts over time has contributed to the decline in the number of families and individuals holding such accounts. The U.S. Public Interest Research Group has conducted a national study which shows that, from 1993 to 1995, the annual cost to maintain a regular checking account grew by 10% to $202, monthly maintenance fees increased 22% to $7.11, average monthly balance requirements to avoid regular checking fees rose 30% to $1,242, and the minimum opening balance required for accounts rose 37% to $69. The report states that these increased costs keep accounts out of reach of many fixed- and lower-income consumers. In general, the findings indicate that banks have increased their fees significantly on a real and inflation-adjusted basis .

Many banks have elected over time to close their less profitable or lower-traffic locations. These closings have tended to occur in lower-income, urban and minority neighborhoods. As banks continue this trend, wage earners in these lower-income areas will have fewer, if any, convenient alternatives other than local check cashing stores to perform basic financial transactions.

Lower-income individuals represent a large segment of the U.S. population. A recent U.S. census survey revealed that over 40 million U.S. households have income less than $30,000 a year. This low-wage population, from which the Company draws most of its customers, is the fastest-growing segment of the workforce. As the low-wage population continues to grow, the Company believes that this population will increasingly rely on the check cashing industry and the financial services that the Company provides as the primary source for their consumer financial products and services.

Canada

In contrast to the domestic market, the Canadian check cashing market is significantly more concentrated, with the Company's 181 owned and franchised stores accounting for 60% of the total number of check cashing stores in Canada. A 1998 survey conducted for the Company shows that a significant number of customers choose to patronize the Company's locations because of the convenient operating hours, fast and courteous service, and broad product offerings.

United Kingdom

In the United Kingdom ("UK"), check cashing is a relatively new and highly fragmented business that developed with the passage of the Checks Act in 1992 which prohibits non-financial institutions from cashing checks (A check cashing establishment is considered to be a financial institution for purposes of compliance with the Checks Act). Traditionally, check cashing has been offered as an "add-on" service to certain retail establishments. Management believes that while there are between 700 - 800 listed check cashing locations in the UK, only 125 - 175 are free-standing check cashing locations. A study conducted by the New Policy Institute stated that 9 million people in the UK are without a bank account. Additionally, 46% of households have annual income less than $26,500.

Growth and Consolidation

Management believes that significant opportunities for growth exist in the check cashing industry as a result of: (i) the growth of the lower-income population sector; (ii) the failure of commercial banks and other traditional financial service providers to address the needs of lower-income individuals, and; (iii) the trend toward consolidation in the check cashing industry. Management believes that as the lower-income population segment increases, and as trends within the retail banking industry create a less accessible environment for these members of society, the check cashing industry and other retail financial services will realize a significant increase in demand for its products and services. However, despite these growth dynamics, the Company believes that the industry is undergoing a period of consolidation. The Company believes that this consolidation trend has resulted from a number of factors, including; (i) the economies of scale available to larger operators; (ii) the use of technology as a means to better serve customers and control large store networks; (iii) the inability of smaller operators to form the alliances necessary to deliver new products, and; (iv) increased licensing and regulatory burdens. This consolidation process should provide the Company, as one of the largest store networks, with opportunities for continued growth through selective acquisitions.

Competitive Strengths

The Company believes that it has the following competitive strengths:

Store locations in favorable demographic areas. The Company has carefully chosen metropolitan areas with growing low-income populations. Within the markets served by the Company, the Company's stores are located in desirable locations near its targeted customer base. Management adheres to a strict set of market survey and location guidelines when selecting acquisition targets and new store sites. The Company's store base is a mix of urban sites, which are located in high-traffic shopping areas, and suburban sites, which are located in strip malls near multi-family housing complexes.

High-quality customer service. As part of its retail and customer-driven strategy, the Company focuses on providing friendly customer service in a clean and attractive environment. Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to their work schedules, cannot make use of "normal" banking hours. As part of its employee training program, the Company's employees are encouraged and instructed to treat customers in a friendly and courteous manner, which management believes results in repeat business.

Broad offering of products and services. Company stores offer a wide range of consumer financial products and services to meet the demands of their locale, including check cashing, money orders, money transfers, short-term consumer loans through its Cash `Til Payday loan program where DFG acts as an agent of a federally chartered bank to offer unsecured short-term loans. The Company also offers a variety of ancillary products, including photo ID, lottery tickets, electronic tax filing, pagers, photocopy and fax services and pre-paid telecommunication products including local and long-distance phone cards.

Economies of scale. As a result of its acquisition strategy in the United States, Canada and the United Kingdom, the Company has reached a size that enables it to benefit from economies of scale and to negotiate more favorable contracts with its suppliers. In addition, the Company's market position enables it to enter into favorable relationships with strategic partners like Western Union. Management believes that the Company's size also allows it to gain greater access to capital than its smaller competitors.

Management expertise. The regional managers of the Company have extensive experience and expertise in the check cashing industry as well as other retail industries, which the Company believes provides it with a competitive advantage. Furthermore, the Company has been largely successful in retaining the
operational managers employed by the companies acquired in acquisitions.   The
Company's senior management has extensive experience in banking, retailing and financial services. In addition, the Company's management has significant experience in acquiring and integrating businesses into the Company, and employs a disciplined approach to making such acquisitions.

Well-diversified credit risk. For the twelve months ended June 30, 1999, the Company cashed 7.5 million checks totaling $2.3 billion with an average face value of $310. The Company actively manages its customer risk profile and collection efforts in order to maximize check cashing revenues while maintaining losses within a targeted range. Management has instituted control mechanisms that it believes have been effective in managing risk, including: (i) check verification procedures; (ii) customer identification cards; (iii) customer files, including customer photographs, addresses, employment information and transaction history; (iv) point-of-sale database systems; and (v) background checks, among others. As a result, management believes that the Company is unlikely to sustain a material credit loss from a single transaction or series of transactions.

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

Introducing new products and services. The Company has developed a "one-stop shop" concept to offer many consumer financial products and services to its targeted customer base. The Company believes that its check cashing customers enjoy the convenience of other services offered by the Company, such as the sale of money orders, money transfer services, short-term consumer loans, as well as a variety of related products and services that assist marginally banked or credit-impaired customers to more effectively manage their personal finances.
As it has completed acquisitions, the Company has expanded the product and services offerings of its newly acquired check cashing store networks and intends to continue this strategy with future acquisitions. In particular, the Company has continued to expand its successful Cash `Til Payday(R) short-term loan program by adding this service to newly acquired or opened stores.

Growing through targeted acquisitions. Acquisitions have played an integral role in the Company's growth. Since June 1994, the Company has acquired an aggregate of over 360 owned or franchised stores. As a result of increasing industry consolidation, the Company may be required to shift its acquisition strategy to smaller check cashing store networks. Management will continue to seek opportunistic acquisitions of well-managed check cashing store networks located in areas with favorable demographics, including the southeastern and western parts of the United States, Canada and the United Kingdom as well as profitable check cashing stores in areas that complement the Company's existing geographic markets.

Developing alternative retailing platforms. In an effort to capitalize more fully on the success of its Cash `Til Payday(R) product, in September 1997 the Company began opening stores under the name Loan Mart(TM), which offer only Cash `Til Payday(R) unsecured short-term loans in a friendly office-like environment. The Company's management believes the Loan Mart stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. The Company currently operates 20 Loan Mart(TM) stores in the Seattle, Fresno, and Phoenix areas and may develop stores in additional geographic areas. Management believes that, if successful, a network of Loan Mart Stores will allow the Company to access new customers and significantly increase the Company's revenues and profitability. While there can be no assurance that this new format will be successful, management believes that this and other platforms being explored by the Company complement the strategy and operations of the existing check cashing stores.

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

Managing credit risk. The Company's check cashing service consists of high volumes of small individual transactions requiring credit risk decisions on individual checks and customers. During the fiscal year ended June 30, 1999, the Company cashed 7.5 million checks totaling $2.3 billion with an average face amount of $310. The Company actively manages its customer risk profile and collection efforts in order to maximize check cashing revenues while maintaining losses within a targeted range. Management has instituted control mechanisms that it believes have been effective in managing risk, including: (i) check verification procedures;

(ii) customer identification cards; (iii) customer files, including customer photographs, addresses, employment information and transaction history; (iv) point-of-sale database systems; and (v) background checks, among others. As a result, management believes that the Company is unlikely to sustain a material credit loss from a single transaction or series of transactions. The Company has experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For the fiscal year ended June 30, 1999, net write-offs as a percentage of face amount of checks cashed were 0.18%.

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

The Company believes that many of its customers are workers or independent contractors who receive payment on an irregular basis and generally in the form of a check. The Company's core customer group lacks sufficient income to accumulate assets or to build savings. These customers rely on their current income to cover immediate living expenses and cannot afford the delays inherent in waiting for checks to clear through the commercial banking system. Furthermore, the Company believes that many of its customers use its check cashing services in order to gain immediate access to cash without having to maintain a minimum balance in a checking account and incur the cost of maintaining a checking account. In addition, although research conducted for the Company indicates that approximately 30% of its customers do have bank accounts, these customers use check cashing stores because they find the locations and extended business hours of the Company's stores more convenient than those of banks and value the ability to receive cash immediately, without waiting for a check to clear.

Products and Services

The Company's Retail Stores Division is responsible for DFG's check cashing and Loan Mart(TM) store networks; the Merchant Services Division manages an electronic benefits distribution network in New York State.

Retail Stores Division

DFG's check cashing stores provide a broad range of consumer financial products and services to its customers at convenient locations with extended operating hours. Customers typically use DFG's stores to cash checks (payroll, government, and personal), receive government benefits, and utilize one or more of the additional financial services available at most locations. In addition, customers use a variety of ancillary products, including Cash 'Til Payday(R) loans, lottery tickets, electronic tax filing, pagers, photocopy and fax services and pre-paid telecommunication products including local and long-distance phone cards.

Check Cashing

Customers may cash all types of checks at DFG check cashing locations, including payroll checks, government checks, and personal checks. In exchange for a verified check, customers receive cash immediately, for a fee, and are not required to wait several days for the check to clear. Both the customer's identification and the validity of the check are verified by multiple sources pursuant to the Company's standard verification procedures before any cash is distributed. Customers are charged a fee for this service (typically a small percentage of the face value of the check) which varies depending upon the type of check cashed and whether or not the customer has a previous record of cashing checks at that location. For the twelve months ended June 30, 1999, check cashing fees averaged approximately 3.28% of the face value of checks cashed.

The following chart presents a summary of check cashing data for the periods indicated below:

                           CHECK CASHING FEE SUMMARY

                                                                      For the Years Ended June 30,
                                                     --------------------------------------------------------
                                                           1995                1996                1997
                                                     --------------------------------------------------------
Face amount of checks cashed......................   $510,771,000          $728,123,000      $1,878,587,000
Number of checks cashed...........................      2,132,006             3,051,037           6,492,495
Average face amount per check.....................   $     239.57          $     238.65      $       289.35
Average fee per check.............................   $       6.45          $       6.65      $         8.00
Average fees as a % of face amount................           2.69%                 2.79%               2.76%


                                                           For the Years Ended June 30,
                                                     ---------------------------------------
                                                           1998                1999
                                                     ---------------------------------------
Face amount of checks cashed......................   $2,301,861,000         $2,319,847,000
Number of checks cashed...........................        7,991,128              7,490,406
Average face amount per check.....................   $       288.05         $       309.71
Average fee per check.............................   $         8.80         $        10.14
Average fees as a % of face amount................             3.05%                  3.28%

If a check cashed by the Company is not paid for any reason, the full face value of the check is recorded as a loss in the period during which the check was returned. The check is then sent to the store for collection and, if it remains uncollected, then it is sent to the Company's internal collections department, which contacts the maker and/or payee of each returned check and, if necessary, commences legal action. During fiscal 1999, approximately 75.3% of the face value of checks returned during that year was ultimately collected by the Company.

The following chart presents a summary of the Company's returned check experience for the periods indicated below:

                           RETURNED CHECK EXPERIENCE

                                                                      For the Years Ended June 30,
                                                       -------------------------------------------------
                                                           1995              1996              1997
                                                       -------------------------------------------------
Face amount of returned checks.....................    $2,006,000         $3,763,000        $9,618,000
Collections on returned checks.....................     1,203,000          2,598,000         6,411,000
Net write-offs of returned checks..................       803,000          1,165,000         3,207,000
Collections as a percentage of returned checks.....          60.0%              69.0%             66.7%
Net write-offs as a percentage of check
 cashing revenues..................................           5.8%               5.7%              6.2%
Net write-offs as a percentage of face amount
 of checks cashed..................................           0.16%              0.16%             0.17%

                                                          For the Years Ended June 30,
                                                       ----------------------------------
                                                            1998               1999
                                                       ----------------------------------

Face amount of returned checks....................      $13,823,000        $16,607,000
Collections on returned checks....................        9,908,000         12,505,000
Net write-offs of returned checks.................        3,915,000          4,102,000
Collections as a percentage of returned checks....             71.7%              75.3%
Net write-offs as a percentage of check
 cashing revenues.................................              5.6%               5.4%
Net write-offs as a percentage of face amount
 of checks cashed.................................             0.17%              0.18%

Other Services and Product Extensions

In addition to check cashing, DFG customers are able to choose from a variety of products and services when conducting business at the Company's check cashing locations. These services include photo ID, lottery tickets, electronic tax filing, pagers, photocopy and fax services and pre-paid telecommunications products including local and long-distance phone cards. A survey of the Company's customers by an independent third party revealed that over 50% of customers use other services in addition to check cashing. Management believes that providing these services helps to implement the Company's customer-driven strategy by creating a "one-stop shop" atmosphere for its customers.

Among the products and services other than check cashing offered by the Company are the following:

 .    Money Orders--DFG's check cashing stores exchange money orders for cash and/or checks for a minimal fee, with an average fee and face amount of $0.65 and $114, respectively, for the fiscal year ended June 30, 1999. Money orders are typically used as a means of payment of rent and utility bills for customers who do not have checking accounts. For the twelve months ended June 30, 1999, DFG's check cashing stores sold a total of 4.3 million money orders, generating total money order revenues of $2.8 million.

 .    Money Transfers--Through a strategic alliance with Western Union at DFG's check cashing stores, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 23,000 agents in more than 130 countries throughout the world. DFG receives a percentage of the fee charged by Western Union for the transfer as its commission. For the twelve months ended June 30, 1999, the Company's check cashing stores performed approximately 900,000 wire transfers generating total wire transfer fees of $6.7 million.

 .    Cash 'Til Payday(R) Loan Program--DFG acts as an agent to offer unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of no longer than 14 days.

Loan Stores

The Company currently operates 20 stores, operating under the Loan Mart(TM) name, which offer only Cash `Til Payday(R) unsecured short-term loans. The Company's management believes the stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. Unlike many of the Company's check cashing customers, the Company's targeted Loan Mart(TM) customer has, and is required to have, a bank account but experiences temporary shortages in cash from time to time. By offering this service on a stand-alone basis in Loan Mart(TM) stores, the Company hopes to attract this target customer who might not otherwise utilize check cashing services. The Company acts as agent for a national bank in administering the Cash `Til Payday(R) short-term loan program and earns origination and service fees from such loans. These loans usually have a maturity of two weeks. The first Loan Mart(TM) stores were opened in late September 1997 and since then an additional 15 stores have been opened. All of these stores are located in Seattle, Washington, Fresno, California, or Phoenix, Arizona.

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

A number of state and local government agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated the implementation of an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. Revenue from these contracts included in total revenues for the fiscal years ended June 30, 1999, 1998 and 1997 were $0.0 million, $6.8 million and $7.3 million, respectively. During the fiscal year ended June 30, 1998, the Company signed an agreement with the Commonwealth of Pennsylvania which provided for a payment of $2.5 million to compensate the Company for the decline in transactional revenues during the implementation period and to offset additional costs incurred by the Company. Management believes the installation of such systems will not have a material adverse effect on the Company's results of operations or financial condition.

Merchant Services Division

The Company's Merchant Services Division provides support and operating services for the distribution of public assistance benefits through a contract with New York State. EBT systems equip participating merchants with point-of-sale ("POS") devices that are on-line with the contracting agency's recipient database. DFG acts as a subcontractor to Citibank, N.A. ("Citibank") to maintain and service Citibank's network of electronic government benefits distribution to merchants throughout the state.

In 1988, the State of New York began issuing food stamp benefits through its Electronic Benefits Issuance and Control System to 330,000 recipients on a monthly basis through grocery stores and other merchants in 57 counties outside of New York City. This package of benefits is currently distributed electronically through POS devices located in approximately 1,200 grocery, convenience and check cashing stores. These devices are directly connected to the state's welfare recipient database and operate in a manner similar to ATM machines by providing immediate verification when a recipient's magnetically encoded card is scanned through the system.

Although Citibank provides the POS devices to the merchants, it has little direct follow-up contact with either the distribution points or the benefits recipients. DFG operates as a subcontractor to Citibank and is responsible for monitoring and maintaining the network. The Company employs field agents and administrative personnel headquartered in Albany, New York to train merchants in the use of Citibank's POS terminals, monitor merchants for security compliance and quality control, and maintain accounting procedures to reconcile benefit transactions at each site. The Company is paid a fixed monthly fee for its services. The Company's revenues under this contract were approximately $4.2 million, $3.9 million and $4.2 million for the years ended June 30, 1999, 1998 and 1997, respectively.

The Company's contract expiration date with Citibank was December 31, 1998 and the Company negotiated an extension to the contract through June 30, 2000 with two six-month extensions exercisable by the state. The Company has received information from the state of New York pertaining to a statewide implementation of EBT which contemplates completion by December 2000. Upon successful implementation of the EBT program, the Company's existing contract with Citibank would be terminated.

Store Operations

Locations

The following chart sets forth the number of stores in operation as of the dates indicated:

                                                          June 30,
                                      --------------------------------------------------
             Markets                    1995      1996      1997      1998      1999
---------------------------------     --------------------------------------------------
CA
Southern.........................           19        27        49        41        41
Northern.........................           13        13        73        77        79

PA
Philadelphia.....................           41        20        26        11        10
Pittsburgh.......................           14        11        11        10        10

OH
Cleveland........................           11        11        26        24        22
Other Ohio Cities (1)............            8         9         8         8         5

Phoenix, AZ......................            0         8        17        16        25

TX
Dallas...........................            0         6        23        23         3
Austin...........................            0         5         5         0         0

Detroit, MI (2)..................           14        13        12         0         0
Norfolk, VA......................           14        14        14        14        14
Seattle, WA......................            9         9         9        15        15
Salt Lake City, UT...............            4         4         3         3         3
MD/DC............................            0         0         4         4         4
Albuquerque, NM..................            3         3         3         4         4
New Orleans, LA..................            0         0         3         3         3
HI...............................            0         0         3         3         3
WI...............................            0         1         1         1         1
Franchised locations.............            0         0         3         3         3

UK...............................            0         0         0         0        11
CANADA...........................            0         0        76        86       101
Franchised locations.............            0         0        67        70        80
                                       --------------------------------------------------
Total Stores.....................          150       154       436       416       437
                                       ==================================================

 -----------------------
(1) These other cities include Akron, Canton, Youngstown, and Cincinnati, Ohio.
(2) Includes a single store located in Kalamazoo, Michigan.

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

Technology

The Company currently has an enterprise-wide transaction processing computer network. The Company believes that this system has improved customer service by reducing transaction time and enabling the Company to better manage returned check losses and comply with regulatory record keeping and reporting requirements.

The Company has implemented a Point-of-Sale ("POS") transaction processing system comprised of a networked hardware and software package with integrated database and reporting capabilities. Management believes that the POS system will provide its stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of the Company's credit verification process. The POS system is expected to enhance the Company's ability to offer new products and services and to improve its customer service. During fiscal 1999, the Company spent $1.6 million to purchase the necessary equipment and implement the POS system. Management expects to continue enhancement of this system during fiscal 2000.

Security

All check cashing operations are exposed to two major classes of theft: robbery and internal theft. DFG management has implemented extensive security systems, dedicated security personnel and management information systems which address both areas of potential loss. Management believes that its systems are among the most effective in the industry. Total net security losses represented less than 0.84% of both total revenues and total check volume for the twelve months ended June 30, 1999.

Most store employees operate behind bullet-resistant glass and steel partitions and the back office, safe and computer areas are locked and closed to customers. Each store's security measures include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and the tracking of all employee movement in and out of secured areas. In addition, as security contracts expire and as new stores are opened, the Company is centralizing its security measures to strengthen and improve its control over the secured areas. This centralized system includes the following security measures in addition to those mentioned above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

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

DFG, with 437 stores, is the second largest check cashing store network in the United States and the largest such network in Canada. ACE Cash Express, Inc. operates the largest check cashing store network in the United States, operating 911 stores in 29 states as of June 30, 1999. Management believes that the ten largest chains control less than 30% of the total stores which reflects the fragmented nature of the check cashing industry.

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

The Department of the Treasury issued a final rule concerning the application of the Bank Secrecy Act ("BSA") to those non-bank financial institutions called "money servicer businesses" ("MSB's"). The rule generally applies to five classes of financial businesses. These types of businesses include check cashers and sellers of money orders. Registration of MSB's is required by the Money Laundering Suppression Act of 1994. Under the final rule, MSB's must register by December 31, 2001 and renew every two years afterwards. In addition, MSB's must maintain a list of their agents and update the list annually with the list being prepared by January 1, 2002 and made available for examination.

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

Washington, D.C.:     Maximum of 5.0% fee for government and payroll checks, 7.0% fee for an insurance check, 10.0% fee for personal checks or $4.00 whichever is greater.  Ceiling fees set in 1998.

Hawaii:               Maximum of 3.0% fee for government checks, 5.0% fee for payroll checks, 10.0%
                      fee for personal checks or $5.00 whichever is greater.  Permits one-time $10.00 fee to issue identification and no more than $5.00 for identification replacement.  Ceiling fees set in 1999.

Pennsylvania:         Maximum of 2.5% for government checks, 3.0% for payroll checks and 10.0% for personal checks.  Ceiling fees set in 1998.


The Company operates a total of 121 stores in California and Maryland. These states are among those that have so-called "prompt remittance" statutes. Such statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of such money orders thereby limiting the number of days or "float" which the Company has use of the money from the sale of such money orders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

In the United Kingdom, the Office of Fair Trading ("OFT") is responsible for regulating competition policy and consumer protection. To date, the OFT has not enacted any regulations specific to the industry.

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

Employees

As of June 30, 1999, the Company employed 2,102 persons, comprised of: (i) 139 persons employed in the Company's accounting, management information systems, legal, and administrative departments; (ii) 1,930 persons employed by the Retail Stores Division, including tellers, store managers, regional supervisors, operations directors, and administrative personnel; and (iii) 33 persons employed by the Merchant Services Division who oversee operations, coordinate the activities of field personnel and manage the benefits distribution system in New York State.

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

Item 2. PROPERTIES

The Company leases all store premises, with the exception of 3 stores, which the Company owns. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options; additional rental charges based on revenue, and payment of real estate taxes and common area charges. With respect to leased stores open as of June 30, 1999, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

                                Period               Number of
                               June 30,           Leases Expiring
                         --------------------  ---------------------
                              2000                      88
                              2001 - 2004              195
                              2005 - 2009               62
                              2010 - 2014                5
                              2015 - 2019                1

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


Item 6. SELECTED FINANCIAL DATA

The selected consolidated historical financial information below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The balance sheet and statement of operations data of the Company and as of and for the years ended June 30, 1995, 1996, 1997, 1998 and 1999 have been derived from historical consolidated financial statements of the Company.


                                                                           Year ended June 30,
                                             ---------------------------------------------------------------------------------
                                               1995/(1)/       1996/(2)/        1997/(3)/          1998       1999/(4)/, /(5)/
                                             ---------------------------------------------------------------------------------
                                                            (dollars in thousands, except check cashing data)
Statement of Operations Data:
Revenues:
 Revenues from check cashing..............   $     13,747    $     20,290    $       51,928   $       70,306   $       76,304
 Revenues from government services........         16,966          15,936            16,141           14,311            6,753
 Other revenues...........................          4,121           6,204            14,943           26,568           37,922
                                             --------------------------------------------------------------------------------
Total revenues............................         34,834          42,430            83,012          111,185          120,979

Store and regional expenses:
 Salaries and benefits....................         11,042          13,975            26,817           33,670           35,329
 Occupancy................................          3,122           4,031             7,951            9,656            9,609
 Depreciation.............................            894             893             1,446            2,018            2,227
 Other....................................          9,577          11,709            20,452           24,002           23,764
                                             --------------------------------------------------------------------------------
Total store and regional expenses.........         24,635          30,608            56,666           69,346           70,929

Corporate expenses........................          4,414           5,360             8,175           12,462           13,648
Loss on store closings and sales..........             93           4,501               381               45              103
Other depreciation and amortization.......          1,630           1,858             3,905            4,776            5,706
Interest expense..........................          2,480           3,385            10,007           12,945           16,401
Recapitalization costs....................              -               -                 -                -           12,575
Writedown of goodwill.....................              -               -                 -           12,870                -
                                             --------------------------------------------------------------------------------
Income (loss) before taxes and
 extraordinary item.......................          1,582          (3,282)            3,878           (1,259)           1,617
Income tax provision (benefit)............          1,022          (1,214)            2,425            5,538            3,881
                                             --------------------------------------------------------------------------------
Income (loss) before extraordinary item...            560          (2,068)            1,453           (6,797)          (2,264)
Extraordinary loss on debt extinguishment
 (net of income tax benefit of $1,042 &                 -               -            (2,023)               -              (85)
  $45)....................................
                                             --------------------------------------------------------------------------------
Net income (loss).........................   $        560    $     (2,068)   $         (570)  $       (6,797)  $       (2,349)
                                             ================================================================================

Operating and Other Data:
Adjusted EBITDA (6).......................   $      6,679    $      7,355    $       19,724   $       31,526   $       38,619
Adjusted EBITDA margin (6)................           19.2%           17.3%             23.8%            28.4%            31.9%
Net cash provided (used) by:
 Operating activities.....................          4,350           3,669             9,319           18,003           15,951
 Investing activities.....................         (9,615)         (8,146)          (75,674)          (4,237)         (23,471)
 Financing activities.....................         11,081           7,244            99,120          (12,699)          18,269
Stores in operation at end of period......            150             154               436              416              437

Check Cashing Data:
Face amount of checks cashed..............   $510,771,000    $728,123,000    $1,878,587,000   $2,301,861,000   $2,319,847,000
Number of checks cashed...................      2,132,006       3,051,037         6,492,495        7,991,128        7,490,406
Average face amount per check cashed......        $239.57         $238.65           $289.35          $288.05          $309.71
Average fee per check.....................          $6.45           $6.65             $8.00            $8.80           $10.14
Average fee as a % of face amount.........           2.69%           2.79%             2.76%            3.05%            3.28%

Balance Sheet Data (at end of period):
Cash......................................   $     19,778    $     22,545    $       55,205   $       55,501   $       65,782
Total assets..............................         60,687          67,444           185,988          165,850          203,709
Total indebtedness........................         35,496          42,530           124,991          112,675          142,166
Shareholder's equity......................         15,775          13,707            38,560           29,454           36,334

__________________
(1) On September 29, 1994, the Company purchased substantially all of the assets of the check cashing operations of a company operating under the name "Check Mart, Inc." with 24 locations in Washington, Utah, California, and New Mexico. Total consideration for the purchase was $7.8 million, which was funded by borrowings under the Company's existing credit facility and a $720,000 subordinated note payable. Results of operations and cash flows for the period from September 30, 1994 to June 30, 1995 and for the years ended June 30, 1996 and 1997 are included in the Company's consolidated financial statements. Approximately $6.7 million, the acquisition cost in excess of the fair market value of the net assets acquired, was recorded as goodwill.
(2) On September 18, 1995, the Company purchased all of the outstanding stock or certain assets of several entities which operated 19 check cashing stores in California, Arizona, Ohio, and Wisconsin and operated under the name "Chex$Cashed." Total consideration for the purchase was $7.4 million, which was funded through borrowings under the Company's existing credit facility. Approximately $6.7 million, the excess of the purchase price over the fair market value of identifiable net assets, was recorded as goodwill.
(3) On August 8, 1996, the Company purchased all of the outstanding common stock of Any Kind Check Cashing Centers, Inc. and all the partnership interests in U.S. Check Exchange Limited Partnership which together operated 63 check cashing stores in seven states and the District of Columbia. Total consideration for the purchase was $31.0 million, of which $2.0 million was in the form of Holdings' common stock, plus initial working capital of approximately $6.0 million. On August 28, 1996, the Company acquired the assets associated with the operations of "ABC Check Cashing" for $6.0 million in cash. ABC operated 15 check cashing centers within the Cleveland, Ohio area. On November 15, 1996, the Company purchased all of the outstanding common stock of National Money Mart, Inc. which owned and operated 36 check cashing stores and franchised 107 check cashing stores, all of which operate in Canada under the name "Money Mart." Total consideration for the purchase was $17.7 million, of which approximately $500,000 was in the form of Holdings' common stock, plus initial working capital of approximately $900,000. On November 15, 1996, the Company acquired the assets associated with the operations of Cash-N-Dash Check Cashing, Inc. which operated 32 check cashing stores in northern California under the name "Cash-N-Dash." Total consideration for the purchase was $7.3 million. On November 21, 1996, the Company purchased all the outstanding stock of C&C Check Cashing, Inc. which operated 22 check cashing stores in northern California under the name "C&C Check Cashing." Total consideration for the purchase was $3.8 million plus initial working capital of approximately $500,000. On April 18, 1997, the Company purchased all of the outstanding common stock of Canadian Capital Corporation which operated 43 check cashing stores in Canada under a franchise agreement with Money Mart. Total consideration for the purchase was $13.3 million plus initial working capital of approximately $1.8 million. Each of the acquisitions described above was accounted for under the purchase method of accounting. Approximately $74.3 million, the acquisition costs in excess of the fair market values of the net assets acquired, was recorded as goodwill. The acquisitions were funded through borrowings, issuance of Holdings Common Stock and revenue-based earn-outs totaling $1.1 million which are payable over a period of up to four years with $0.5 million paid through 6-30-99.
(4) On November 13, 1998, Holdings entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") a Delaware corporation, controlled by Green Equity Investors II, L.P., a Delaware limited partnership ("GEI II") and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. The Merger was accounted for as a recapitalization of Holdings.
(5) On February 10, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Instant Cash Loans Limited ("ICL") which operated eleven stores in the United Kingdom. The aggregate purchase price for this acquisition was $12.6 million plus initial working capital of approximately $2.0 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes Due 2006 and a profit-based earn-out of $3.2 million. On February 17, 1999, National Money Mart Company, a subsidiary of the Company, entered into an Agreement to purchase the remaining 86.5% partnership interest in its Calgary Money Mart Partnership ("Calgary"). Calgary operated six stores in Alberta, Canada. The aggregate purchase price for this acquisition was $5.6 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes Due 2006.
(6) Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, noncash charges, recapitalization costs, writedown of goodwill and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt, and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company has historically derived its revenues primarily from providing check cashing services and other consumer financial products and services including money orders, money transfers, loans, and bill payment. In addition, certain Company stores provide for the distribution of public assistance benefits and food coupons. For the years ended June 30, 1997, 1998 and 1999, check cashing revenues as a percentage of total revenues approximated 62.6%, 63.2%, and 63.1%, respectively.

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


                 Company                     Number of Stores      Month Acquired        Purchase Price
-----------------------------------------------------------------------------------------------------------
Any Kind..................................         63            August 1996         $ 31.0 million
ABC.......................................         15            August 1996         $  6.0 million
Money Mart................................        143 (1)        November 1996       $ 17.7 million
Cash-N-Dash...............................         32            November 1996       $  7.3 million
C&C.......................................         22            November 1996       $  3.8 million
Canadian Capital Corporation..............         43            April 1997          $ 13.3 million
Instant Cash Loans........................         11            February 1999       $ 12.6 million
Calgary Money Mart Partnership............          6            February 1999       $  5.6 million

_____________________
(1) Includes 107 franchised stores, of which 43 were owned by Canadian Capital Corporation and 6 were owned by Calgary Money Mart Partnership.

This Management's Discussion and Analysis of Financial Condition and Results of Operations solely reflects the historical results of the Company. The aforementioned purchase price amounts do not reflect borrowings to provide for the working capital needs of the acquired entities. The purchase prices including working capital were as follows: $37.0 million for Any Kind, $7.5 million for ABC, $18.6 million for Money Mart, $7.3 million for Cash-N-Dash, $4.3 million for C&C, $15.1 million for Canadian Capital Corporation, $14.6 million for Instant Cash Loans and $5.6 million for Calgary Money Mart Partnership. The aforementioned purchase prices for Cash-N-Dash and C&C include estimated contingent payments to the sellers of $750,000 for Cash-N-Dash (payable over four years) and $300,000 for C&C (payable over three years) based on future revenues. The purchase price for Instant Cash Loans includes a potential contingent payment to the sellers of $3.2 million based on future profitability. Any amounts paid under the earn-out contingencies for Cash-N-Dash, C&C and Instant Cash Loans will be recorded as additional consideration of the acquisition when the contingency is resolved, and during the twelve months ended June 30, 1999, $181,000 in additional consideration was earned and recorded as additional purchase price.

In November 1996, the Company issued 10-7/8% senior notes due 2006 in a private placement (the "Offering"). In March 1997, the Company has exchanged substantially all of the senior notes for $110.0 million 10-7/8% Series A notes due 2006 (collectively referred to as the "Notes"), which were registered under the Securities Act of 1933, as amended.

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

On November 13, 1998, "Holdings", entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition"), an entity controlled by Green Equity Investors II, L.P., and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. Prior to the Merger between Holdings and Acquisition, management of the Company exercised their options in Holdings which were converted into equivalent amounts of stock. The Merger was accounted for as a recapitalization of Holdings. Recapitalization costs consist primarily of a non-cash change of $9.9 million relating to the exercise of Holding's options by management and other compensation received by the chief executive officer for services rendered in connection with the recapitalization of Holdings.

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

The Company's revenues from government services as a percentage of total revenues decreased for the years ended June 30, 1998 and 1999. The Company expects that its revenues from the distribution of public assistance benefits will continue to decline due to a number of factors, including a continued reduction in the number of recipients eligible for benefits. Additionally, a number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. For the years ended June 30, 1997, 1998 and 1999, these contracts contributed 9%, 6% and 0%, respectively, of total revenues. Management believes the installation of such systems will not have a material adverse effect on the Company's results of operations or financial condition. See "Government Benefits Distribution" on page 12.

Results of Operations

The following table sets forth the Company's results of operations as a percentage of revenues for the indicated periods:

                                                                                 Year ended June 30,
                                                                           ------------------------------
                                                                              1997       1998        1999
                                                                           ------------------------------
Statement of Operations Data:
Revenues:
 Revenues from check cashing...........................................       62.6%      63.2%       63.1%
 Revenues from government services.....................................       19.4       12.9         5.6
 Other revenues........................................................       18.0       23.9        31.3
                                                                           ------------------------------
Total revenues.........................................................      100.0      100.0       100.0

Store and regional expenses:
 Salaries and benefits.................................................       32.3       30.3        29.2
 Occupancy.............................................................        9.6        8.7         7.9
 Depreciation..........................................................        1.7        1.8         1.8
   Other...............................................................       24.7       21.6        19.6
                                                                           ------------------------------
Total store and regional expenses......................................       68.3       62.4        58.5

Corporate expenses.....................................................        9.8       11.2        11.3
Loss on store closings and sales.......................................         .5         .1          .1
Other depreciation and amortization....................................        4.7        4.2         4.7
Interest expense.......................................................       12.1       11.6        13.6
Recapitalization costs.................................................          -          -        10.1
Writedown of goodwill..................................................          -       11.6           -
                                                                           ------------------------------
Income (loss) before taxes and extraordinary item......................        4.6       (1.1)        1.4
Income tax provision...................................................        2.9        5.0         3.2
                                                                           ------------------------------
Income (loss) before extraordinary item................................        1.7       (6.1)       (1.8)
Extraordinary loss on debt extinguishment (net of income tax benefit)..       (2.4)         -         (.1)
                                                                           ------------------------------
Net loss...............................................................       (.7)%     (6.1)%      (1.9)%
                                                                           ==============================

Year Ended June 30, 1999 Compared to the Year Ended June 30, 1998

Total revenues were $121.0 million for the year ended June 30, 1999 as compared to $111.2 million for the year ended June 30, 1998, an increase of $9.8 million, or 8.8%. Of this increase, $3.8 million resulted from the inclusion of the results of operations of the entities acquired during fiscal 1999, (collectively referred to hereafter as the "Acquisitions"). In addition, revenues increased $3.8 million from new store opening during fiscal 1999. For stores that were opened and owned by the Company during the entire period from July 1, 1997 through June 30, 1999, revenues increased by 11.0%. This increase resulted from an increase in Cash `Til Payday(R) revenues of 116.9% and an increase in revenues from check cashing of 5.3%, offset in part by a decrease in revenues from government services of 45.6%. Government services revenues accounted for 5.6% of total revenues for the year ended June 30, 1999, a decrease from 12.9% of total revenues for the year ended June 30, 1998. The decrease in revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and due to the implementation of EBT systems. The Company receives revenue on its government contracts based primarily on the number of transactions it executes. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

Store and regional expenses were $70.9 million for the year ended June 30, 1999 as compared to $69.3 million for the year ended June 30, 1998, an increase of $1.6 million, or 2.3%. The Acquisitions resulted in an increase in store and regional expenses of $2.2 million. Store and regional expenses as a percentage of revenues decreased from 62.4% in the year ended June 30, 1998 to 58.5% in the year ended June 30, 1999. This decrease was due primarily to the continued improvement in store level profitability.

Salaries and benefits were $35.3 million for the year ended June 30, 1999 as compared to $33.7 million for the year ended June 30, 1998, an increase of $1.6 million, or 4.7%. The Acquisitions accounted for an increase in salaries and benefits of $1.1 million. Salaries and benefits expenses as a percentage of revenue decreased from 30.3% for the year ended June 30, 1998 to 29.2% for the year ended June 30, 1999, as a result of increases in revenues from the Cash `Til Payday(R) program and revenues from check cashing.

Occupancy expense was $9.6 million for the year ended June 30, 1999 as compared to $9.7 million for the year ended June 30, 1998, a decrease of $100,000, or 1.0%. The Acquisitions accounted for an increase of $300,000 and the closing of certain Pennsylvania stores due to the expiration of the government contract with the Commonwealth of Pennsylvania accounted for a decrease of $500,000. Occupancy expense as a percentage of revenues decreased from 8.7% for the year ended June 30, 1998 to 7.9% for the year ended June 30, 1999, due to an increase in same store revenues.

Depreciation expense was $2.2 million for the year ended June 30, 1999 as compared to $2.0 million for the year ended June 30, 1998 an increase of $200,000, or 10.0%. The Acquisitions accounted for an increase of $100,000. Depreciation expense as a percentage of revenues remained at 1.8% for the years ended June 30, 1998 and June 30, 1999.

Other store and regional expenses were $23.8 million for the year ended June 30, 1999 as compared to $24.0 million for the year ended June 30, 1998, a decrease of $200,000, or .8%. The Acquisitions accounted for an increase in other store and regional expenses of $800,000 while closisng of certain Pennsylvania stores due to the expiration of the government contract with the Commonwealth of Pennsylvania resulted in a decrease of $1.4 million. Other store and regional expenses consist of bank charges, armored security costs, net returned checks, cash and food stamp shortages, insurance, and other costs incurred by the stores.

Corporate expenses were $13.6 million for the year ended June 30, 1999 as compared to $12.5 million for the year ended June 30, 1998, an increase of $1.1 million, or 8.8%. This increase resulted from the additional corporate costs associated with the Acquisitions completed during fiscal 1999. Corporate expenses as a percentage of revenues increased from 11.2% for the year ended June 30, 1998 to 11.3% for the year ended June 30, 1999.

Loss on store closings and sales was $103,000 for the year ended June 30, 1999 as compared to $45,000 for the year ended June 30, 1998, an increase of $58,000, or 128.9% due to an increase in allowances for store closings.

Other depreciation and amortization expenses were $5.7 million for the year ended June 30, 1999 as compared to $4.8 million for the year ended June 30, 1998, an increase of $900,000, or 18.7%. This increase was mainly due to the accelerated amortization of the remaining goodwill associated with the Company's government services line of business which is being amortized over the remaining life of the future undiscounted cash flows of the government services business.

Interest expense was $16.4 million for the year ended June 30, 1999 as compared to $12.9 million for the year ended June 30, 1998, an increase of $3.5 million, or 27.1%. This increase was primarily attributable to $1.9 million in commitment fee expense associated with the Recapitalization of Holdings and the issuance of debt to fund current acquisitions.

Recapitalization costs consist primarily of a non-cash charge of $9.9 million relating to the exercise of Holding's options by management of the Company immediately prior to the Merger and other compensation received by the chief executive officer for services rendered in connection with the recapitalization of Holdings.

Year Ended June 30, 1998 Compared to the Year Ended June 30, 1997

Total revenues were $111.2 million for the year ended June 30, 1998 as compared to $83.0 million for the year ended June 30, 1997, an increase of $28.2 million, or 34.0%. Of this increase, $26.5 million resulted from the inclusion of the results of operations of the entities acquired during fiscal 1997, (collectively referred to hereafter as the "97 Acquisitions"). The increase was offset in part by revenues related to the sale or closing of 22 stores in Michigan, California and Texas during fiscal 1998 which generated a decrease in revenue of $2.5 million. For stores that were opened and owned by the Company during the entire period from July 1, 1996 through June 30, 1998, revenues increased by 15.3%. This increase resulted from an increase in other revenues of 48.6% primarily as a result of increased revenue from the Cash `Til Payday(R) program and an increase in revenues from check cashing of 12.6%, offset in part by a decrease in revenues from government services of 25.2%. Government services revenues accounted for 12.9% of total revenues for the year ended June 30, 1998, a decrease from 19.4% of total revenues for the year ended June 30, 1997. The decrease in revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and the closure and/or sale of the stores in Michigan and California. The Company receives revenue on its government contracts based primarily on the number of transactions it executes. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

Store and regional expenses were $69.3 million for the year ended June 30, 1998 as compared to $56.7 million for the year ended June 30, 1997, an increase of $12.6 million, or 22.2%. The 97 Acquisitions resulted in an increase in store and regional expenses of $13.3 million, while the 22 stores closed in fiscal 1998 resulted in a decrease in store expenses of approximately $2.3 million. Store and regional expenses as a percentage of revenues decreased from 68.3% in the year ended June 30, 1997 to 62.4% in the year ended June 30, 1998. This decrease was due primarily to the continued improvement in store level profitability.

Salaries and benefits were $33.7 million for the year ended June 30, 1998 as compared to $26.8 million for the year ended June 30, 1997, an increase of $6.9 million, or 25.7%. The 97 Acquisitions accounted for an increase in salaries and benefits of $6.4 million. Salaries and benefits expenses as a percentage of revenue decreased from 32.3% for the year ended June 30, 1997 to 30.3% for the year ended June 30, 1998, as a result of increases in revenues from the Cash `Til Payday(R) program and revenues from check cashing.

Occupancy expense was $9.7 million for the year ended June 30, 1998 as compared to $8.0 million for the year ended June 30, 1997, an increase of $1.7 million, or 21.3%. The 97 Acquisitions accounted for an increase of $2.2 million and the sale or closing of 22 stores in Michigan, California, and Texas accounted for a decrease of $348,000. Occupancy expense as a percentage of revenues decreased from 9.6% for the year ended June 30, 1997 to 8.7% for the year ended June 30, 1998, due to an increase in same store revenues.

Depreciation expense was $2.0 million for the year ended June 30, 1998 as compared to $1.4 million for the year ended June 30, 1997 an increase of $600,000, or 42.9%. The 97 Acquisitions accounted for an increase of $600,000. Depreciation expense as a percentage of revenues increased from 1.7% for the year ended June 30, 1997 to 1.8% for the year ended June 30, 1998.

Other store and regional expenses were $24.0 million for the year ended June 30, 1998 as compared to $20.5 million for the year ended June 30, 1997, an increase of $3.5 million, or 17.1%. The 97 Acquisitions accounted for an increase in other store and regional expenses of $4.2 million while store closings and sales resulted in a decrease of $1.0 million. Other store and regional expenses consist of bank charges, armored security costs, net returned checks, cash and food stamp shortages, insurance, and other costs incurred by the stores.

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

Other depreciation and amortization expenses were $4.8 million for the year ended June 30, 1998 as compared to $3.9 million for the year ended June 30, 1997, an increase of $900,000, or 23.1%. This increase is due to the recognition of a full year of amortization on the goodwill associated with the 97 Acquisitions.

Interest expense was $12.9 million for the year ended June 30, 1998 as compared to $10.0 million for the year ended June 30, 1997, an increase of $2.9 million, or 29.0%. This increase was primarily attributable to increased average outstanding indebtedness to finance the 97 Acquisitions.

For the year ended June 30, 1998, the Company recorded a $12.9 million writedown of goodwill related to the government services business. See page 31.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings' common stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance loan store expansion. For the years ended June 30, 1997, 1998 and 1999, the Company had net cash provided by operating activities of $9.3 million, $18.0 million and $16.0 million, respectively, for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology and acquisitions. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $9.7 million during its fiscal year ending June 30, 2000, for remodeling and relocation of certain existing stores and for opening new stores.

The Offering generated gross proceeds of $110.0 million which were used to repay all of the Company's indebtedness under its then-existing credit facility, to fund the Money Mart, Cash-N-Dash, C&C, and Canadian Capital Corporation acquisitions and to pay related fees and expenses. The repayment of substantially all of the Company's existing indebtedness resulted in an extraordinary loss, net of taxes, of approximately $2.0 million. This loss results from the write-off of the deferred financing costs associated with the Company's existing credit facility.

In connection with the Merger, the Company terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996. The Company entered into a new Credit Agreement, dated as of December 18, 1998 obtaining a new $160 million credit facility. The Credit Agreement provides for a revolving credit facility of up to $70 million and two term loans aggregating up to $90 million. The borrowings under the revolving credit facility as of June 30, 1999 were $10.5 million. The $90 million term loans were available to fund the Company's repurchase obligations in excess of $20 million, if any, in connection with the change of control provision of its 10 7/8% senior notes due 2006. Repurchase obligations in connection with the senior notes were $810,000 and as a result, the $90 million term loan commitments expired on February 16, 1999.

Also, in connection with the Merger, the Company entered into a Purchase Agreement dated December 18, 1998, pursuant to which the Company may issue up to $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes"), to (i) fund the Company's repurchase obligations, if any, in connection with its Senior Notes, or (ii) to finance or refinance acquisitions of the Company. In February 1999, the Company issued $18.1 million of its Senior Subordinated Notes to fund the purchase of ICL, Calgary, repurchase obligations and related fees of $11.4 million, $5.6 million and $1.1 million, respectively. Issuance costs associated with the new Credit Agreement and the Senior Agreement and the Senior Subordinated Notes paid during fiscal 1999 were$7.6 million.

The Company's indebtedness includes a seller subordinated note of $2.6 million from a previous acquisition. The Company is seeking to restructure its obligations under the original subordinated note issued to the seller as part of the acquisition, and has ceased making principal and interest payments. As a result, the seller has filed a complaint against the Company alleging, among other things, breach of contract, and is seeking payment of the balance of the note. Depending on the outcome of the complaint filed by the seller, the Company could be required to pay the balance of the note. See "Item 3--Legal Proceedings." The Company does not believe this would have a material impact on its liquidity.

The Notes, new revolving credit facility and the Senior Subordinated Notes contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings.

In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility provides for a commitment of up to approximately $4.8 million of which $1.7 million and $0.0 were outstanding as of June 30, 1999 and 1998, respectively. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance. For the Company's United Kingdom operations, Instant Cash Loans also has an overdraft facility which provides for a commitment of up to approximately $1.6 million with no outstanding balance as of June 30, 1999.

The Company is highly leveraged, and borrowings under the new revolving credit facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and an expansion of the Cash 'Til Payday Loan(R) Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

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

During the fourth quarter of fiscal year 1998, the Commonwealth of Pennsylvania informed the Company that all of the Commonwealth's government services contracts would be terminated at June 30, 1998 as a result of the successful implementation of an Electronic Benefit Transfer (EBT) system in Pennsylvania. Additionally, during the fourth quarter of fiscal year 1998, the State of New York presented the Company with an EBT implementation plan, which contemplates the successful implementation of EBT within the State of New York by May 2000. This implementation plan does not include the Company providing additional services after May 2000. Also, during the fourth quarter of fiscal year 1998 management of the Company concluded that the Company would not have the opportunity to provide similar government services for the newly installed EBT systems in either Pennsylvania or New York. Upon the occurrence of these events, the Company determined that an impairment indicator was present. Accordingly, the Company estimated future cash flows for the remaining government services business and compared the undiscounted cash flows to the carrying amount of assets and related goodwill separately identifiable with the government services line of business. This analysis indicated that the goodwill related to the government services business was impaired. As a result, the Company measured the amount of impairment to be recorded by comparing the fair value of the assets and related goodwill to the carrying value of the assets and related goodwill. This analysis indicated that the fair value of the assets and related goodwill was less than the carrying value by $12.9 million. Therefore, the Company has written down the carrying value of the related goodwill by a charge to income of $12.9 million. This charge relates to goodwill as the fixed assets associated with the government services line of business have been fully depreciated. The remaining unamortized goodwill of approximately $3.0 million related to the government services business will be amortized over the estimated remaining life of the future undiscounted cash flows associated with the government services business.

Income Taxes

The Company's effective tax rates for fiscal 1997, 1998 and 1999 were 62.5%, (439.9)% and 240.1%, respectively. The effective rate differs from the federal statutory rate of 34% due to state taxes, foreign taxes, nondeductible amortization and writeoffs of goodwill which resulted from the June 30, 1994 acquisition of the Company and several subsequent acquisitions.

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

Subsequent Event

On July 7, 1999, the Company entered into an Agreement to acquire all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operates 44 company owned stores in the United Kingdom. The aggregate purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash and the Company's revolving credit facility. For additional information with respect to the pro forma financial information for CAC, see Registrant's Statement on Form 8K/A filed April 26, 1999.

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

Based on prior assessments, the Company determined that it would be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue will not have a material impact on the operations of the Company since the Company is not significantly dependent on technology to provide services to its customers.

The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing and implementation. To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that hardware systems could be affected. However, the Company has determined that these systems will not present a material exposure as it related to the Company's service to its customers.

Timetable for Completion of Each Remaining Phase Progress in Becoming Year 2000 Compliant

The remediation and testing of hardware systems will be completed by October 1999. Full implementation is expected to be completed by the end of October 1999.

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

Contingency Plans

The Company has contingency plans for maintaining its store operations. These plans do not involve any technological tools because the Company is not significantly dependent on technology to provide services to its customers.

Pending Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS No. 133 on the Company's future earnings and financial position, but does not expect it to be material.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally

In the operations of its subsidiaries and the reporting of its consolidated financial results, the Company is affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to:

     .    interest rates on debt
     .    foreign exchange rates generating translation gains and losses

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

Interest Rates

The Company's outstanding indebtedness, and related interest rate risk, is managed centrally by the office of the Chief Financial Officer of the Company by implementing the financing strategies approved by the Company's Board of Directors. The Company's debt consists of fixed-rate senior notes and senior subordinated notes. The Company's revolving credit facility, overdraft credit facilities and subordinated promissory note carry a variable rate of interest. As most of the Company's average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to materially impact the Company's consolidated pre-tax earnings.

Foreign Exchange Rates

Operations in the UK and Canada have exposed the Company to shifts in currency valuations. As strategy is being finalized and policy created, precautions have been taken should exchange rates shift. For the United Kingdom subsidiary put options have been purchased to protect quarterly earnings in the UK against foreign exchange fluctuations. The options were purchased for six quarters following the acquisition of Instant Cash Loans. Each contract has a strike price of initially 5% out of the money which is equal to 1.5344 U.S. dollars per British Pound. Out of the money put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. This strategy will continually be evaluated as to its effectiveness and suitability to the Company.

The Canadian and the United Kingdom operations constitute approximately 354.8% and 3.8%, respectively of the Company's fiscal year 1999 consolidated pre-tax earnings. As currency exchange rates change, translation of the financial results of the Canadian and United Kingdom operations into U.S. dollars will be impacted. However, this impact has not historically been material to the consolidated financial results of the Company, although such changes do affect the year-to-year comparability of the operating results of the international businesses.

The Company estimated that a 10% change in foreign exchange rates by itself would impact reported pre-tax earnings from continuing operations by approximately $572,000. Such impact represents nearly 35.8% and (21)% of the Company's consolidated pre-tax earnings for fiscal year 1999 and 1998, respectively.

Item 8. FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DFG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dollar Financial Group, Inc. as of June 30, 1998 and 1999, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Group, Inc. at June 30, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                        /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
August 13, 1999

                         DOLLAR FINANCIAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                        June 30,
                                                                              ----------------------------
                                                                                1998                1999
                                                                              ----------------------------
Assets
Cash and cash equivalents..........................................           $ 55,501            $ 65,782
Accounts receivable................................................              5,726               9,854
Income taxes receivable............................................                  -               2,587
Prepaid expenses...................................................              1,814               2,174
Deferred income taxes..............................................              1,070                   -
Notes receivable--officers.........................................                200               2,851
Property and equipment, net of accumulated
 depreciation of $4,616 and $7,546.................................              7,820              12,754
Cost assigned to contracts acquired, net of accumulated
 amortization of $461 and $581.....................................                231                 104
Cost in excess of net assets acquired, net of accumulated
 amortization of $6,559 and $11,232................................             87,036              96,125
Covenants not to compete, net of accumulated
 amortization of $917 and $1,295...................................                786                 407
Debt issuance costs, net of accumulated
 amortization of $885 and $1,917...................................              4,856               9,416
Other..............................................................                810               1,655
                                                                              ----------------------------
                                                                              $165,850            $203,709
                                                                              ============================

Liabilities and shareholder's equity
Accounts payable...................................................           $ 12,806            $ 12,040
Income taxes payable...............................................              2,002               2,483
Advance from money transfer agent..................................              3,000               2,000
Accrued expenses...................................................              3,722               4,868
Accrued interest payable...........................................              2,191               3,162
Deferred tax liability.............................................                  -                  78
Due to parent......................................................                  -                 578
Revolving credit facilities........................................                  -              12,162
Long-term debt and subordinated notes payable......................              2,675              20,814
10-7/8% Senior Notes due 2006......................................            110,000             109,190
Shareholder's equity:
 Common stock, $1 par value: 20,000 shares authorized;
   100 shares issued and outstanding at June 30, 1998
   and 1999........................................................                  -                   -
 Additional paid-in capital........................................             40,941              50,824
 Accumulated deficit...............................................             (8,875)            (11,224)
 Accumulated other comprehensive loss..............................             (2,612)             (3,266)
                                                                              ----------------------------
Total shareholder's equity.........................................             29,454              36,334
                                                                              ----------------------------
                                                                              $165,850            $203,709
                                                                              ============================

                            See accompanying notes.

                         DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                            Year ended June 30,
                                                             ------------------------------------------------
                                                               1997                1998                1999
                                                             ------------------------------------------------
Revenues..........................................           $ 83,012            $111,185            $120,979
Store and regional expenses:
 Salaries and benefits............................             26,817              33,670              35,329
 Occupancy........................................              7,951               9,656               9,609
 Depreciation.....................................              1,446               2,018               2,227
 Other............................................             20,452              24,002              23,764
                                                             ------------------------------------------------
Total store and regional expenses.................             56,666              69,346              70,929
Corporate expenses................................              8,175              12,462              13,648
Loss on store closings and sales..................                381                  45                 103
Other depreciation and amortization...............              3,905               4,776               5,706
Interest expense, net of interest income of $103,
 $128 and $66.....................................             10,007              12,945              16,401
Recapitalization costs............................                  -                   -              12,575
Writedown of goodwill.............................                  -              12,870                   -
                                                             ------------------------------------------------
Income (loss) before taxes and extraordinary item.              3,878              (1,259)              1,617
Income tax provision..............................              2,425               5,538               3,881
                                                             ------------------------------------------------
Income (loss) before extraordinary item...........              1,453              (6,797)             (2,264)
Extraordinary loss on debt extinguishment
 (net of income tax benefit of $1,042 and $45)....             (2,023)                  -                 (85)
                                                             ------------------------------------------------
Net loss..........................................           $   (570)           $ (6,797)           $ (2,349)
                                                             ================================================

                            See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                       (In thousands, except share data)


                                                                                        Accumulated
                                         Common Stock        Additional                     Other             Total
                                    ---------------------     Paid-in     Accumulated   Comprehensive     Shareholder's
                                      Shares     Amount       Capital       Deficit         Loss              Equity
                                    --------------------------------------------------------------------------------------
Balance, June 30, 1996..........         100     $    -      $  15,215    $  (1,508)    $       -         $   13,707
Comprehensive loss..............
   Translation adjustment
      for the year ended
      June 30, 1997.............                                                             (303)              (303)
   Net loss for the year
      ended June 30, 1997.......                                               (570)                            (570)
                                                                                                           --------------
Total comprehensive loss........                                                                                (873)
   Capital contribution
      from parent...............                                25,726                                        25,726
                                    -------------------------------------------------------------------------------------
Balance, June 30, 1997..........          100         -         40,941       (2,078)         (303)            38,560
                                    -------------------------------------------------------------------------------------
Comprehensive loss..............
   Translation adjustment
      for the year ended
      June 30, 1998.............                                                           (2,309)            (2,309)
   Net loss for the year
      ended June 30, 1998.......                                               (6,797)                        (6,797)
                                                                                                           --------------
Total comprehensive loss........                                                                              (9,106)
Balance, June 30, 1998..........           100        -         40,941         (8,875)      (2,612)           29,454
                                    -------------------------------------------------------------------------------------

Comprehensive loss..............
     Translation adjustment
         for the year ended
         June 30, 1999..........                                                              (654)             (654)
     Net loss for the year
         ended June 30, 1999....                                               (2,349)                        (2,349)
                                                                                                           --------------
Total comprehensive loss........                                                                              (3,003)
     Noncash compensation.......                                 9,883                                         9,883
                                    -------------------------------------------------------------------------------------
Balance, June 30, 1999..........           100   $    -      $  50,824       $(11,224)  $   (3,266)       $   36,334
                                    =====================================================================================

                            See accompanying notes.

                         DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                          Year ended June 30,
                                                                           -------------------------------------------------
                                                                                1997             1998              1999
                                                                           -------------------------------------------------
Cash flows from operating activities:
Net loss................................................................   $      (570)     $  (6,797)       $     (2,349)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization........................................         5,626          7,374              10,892
   Loss on store closings and sales.....................................           381             45                 103
   Noncash recapitalization costs.......................................             -              -               9,883
   Writedown of goodwill................................................             -         12,870                   -
   Extraordinary loss on debt extinguishment, net of income
     tax benefit........................................................         2,023              -                  85
   Deferred tax provision (benefit).....................................           735           (265)                320
   Change in assets and liabilities (net of effect of acquisitions):
     (Increase) decrease in accounts receivable and income taxes
      receivable........................................................        (1,717)         2,343              (3,730)
     (Increase) decrease in prepaid expenses and other assets...........           612            753              (1,087)
     Increase in accounts payable, income taxes payable,
        accrued expenses and accrued interest payable...................         2,229          1,680               1,834
                                                                           -------------------------------------------------
Net cash provided by operating activities...............................         9,319         18,003              15,951

Cash flows from investing activities:
Acquisitions, net of cash acquired......................................       (73,048)        (1,870)            (16,062)
Gross proceeds from sales of property and equipment.....................             -            202                   -
Additions to property and equipment.....................................        (2,626)        (2,569)             (7,409)
                                                                           -------------------------------------------------
Net cash used in investing activities...................................       (75,674)        (4,237)            (23,471)

Cash flows from financing activities:
Payments on long-term debt..............................................       (66,788)             -                (810)
Proceeds (payments) of advance from money transfer agent................         3,000              -              (1,000)
Other debt payments.....................................................          (200)          (129)                (30)
Net increase (decrease) in revolving credit facilities..................         4,449        (12,187)             11,719
Proceeds from long-term debt............................................       145,000              -              18,107
Payments of debt issuance costs.........................................        (7,993)           (66)             (7,634)
Advance to officers.....................................................             -              -              (2,651)
Payments of financed insurance premiums.................................             -           (317)                (10)
Proceeds from equity contribution from parent...........................        21,652              -                   -
Net increase in due to parent...........................................             -              -                 578
                                                                           -------------------------------------------------
Net cash provided by (used in) financing activities.....................        99,120        (12,699)             18,269
Effect of exchange rate changes on cash and cash equivalents............          (105)          (771)               (468)
                                                                           -------------------------------------------------
Net increase in cash and cash equivalents...............................        32,660            296              10,281
Cash and cash equivalents at beginning of year..........................        22,545         55,205              55,501
                                                                           -------------------------------------------------
Cash and cash equivalents at end of year................................   $    55,205       $ 55,501        $     65,782
                                                                           =================================================

Supplemental disclosures of cash flow information:
Interest paid...........................................................   $     8,383       $ 12,250        $     12,538
Income taxes paid.......................................................   $       936       $  4,314        $      5,503

Supplemental schedule of noncash investing and financing activities:
Capital contribution from parent in connection with
 acquisition of Any Kind Check Cashing Centers, Inc.....................   $     2,000       $      -        $          -
Capital contribution from parent in connection with
 acquisition of Cash-N-Dash Check Cashing, Inc..........................   $       500       $      -        $          -
Capital contribution from parent in connection with
 acquisition of National Money Mart, Inc................................   $      520        $      -        $          -
Receivable for exercise of stock options................................   $      875        $      -        $          -
Tax benefit from exercise of stock options..............................   $      179        $      -        $          -
Noncash recapitalization costs..........................................   $        -        $      -        $      9,883

                            See accompanying notes.

                         DOLLAR FINANCIAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999


1. Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company. Holdings has no employees or operating activities.

The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 437 locations (of which 354 are Company-owned) operating as Almost-A-Banc(R), Any Kind Check Cashing Centers(R), C&C Check Cashing(TM), Cash-N-Dash Check Cashing(TM), Check Mart(R), Chex$Cashed(R), Financial Exchange Company(R), Money Mart(TM), Quikcash, QwiCash(R), The Money Shop, The Service Centers and Loan Mart(R) in thirteen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, consumer loans and various other related services. Additionally, the Company, through its merchant services division, maintains and services the network of electronic government benefits distribution in approximately 1,200 merchant locations throughout the State of New York.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Property and Equipment

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

                         DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Intangible Assets

The cost in excess of net assets acquired or goodwill is amortized using the straight-line method over a useful life of thirty years. The carrying value of goodwill and other intangibles is reviewed annually to determine whether the facts and circumstances suggest that the value may be impaired. If this review indicates that the value will not be recoverable, as determined based on undiscounted cash flows from operations before interest, the carrying value will be reduced to an amount determined on the basis of such discounted cash flows. The cost assigned to acquire individual contracts with various governmental agencies is being amortized over the remaining contractual lives of the individual contracts, which expire on various dates through June 30, 2001.

Debt Issuance Costs

Debt issuance costs are amortized using the straight-line method over the remaining term of the related debt (see Note 7).

Store and Regional Expenses

The direct costs incurred in operating the Company's stores and providing services under the Company's merchant services contracts have been classified as store expenses. Store expenses include salaries and benefits of store and regional employees, rent and other occupancy costs, depreciation of property and equipment, bank charges, armored security costs, net returned checks, cash and food stamp shortages and other costs incurred by the stores. Excluded from store operations are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs.

Returned Checks

The Company charges operations for losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received. The net expense for bad checks included in other store expenses in the accompanying consolidated statements of operations was $3,207,000, $3,915,000 and $4,102,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

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

                         DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Employees' Retirement Plan

Retirement benefits are provided to substantially all full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee's contribution, up to 8% of the employee's annual salary. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $246,000, $368,000 and $423,000 for the year ended June 30, 1997, 1998 and 1999, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $1,278,000, $2,078,000 and $3,318,000, for the years ended June 30,
1997, 1998 and 1999, respectively.

Fair Value of Financial Instruments

The carrying values of the subordinated promissory note payable and the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company's Senior Notes is based on quoted market prices and the fair value of the Senior Subordinated Notes is based on the value of the Senior Notes, (see Note 7).

Foreign Currency Translation and Transactions

National Money Mart Company ("Money Mart"), the Company's Canadian subsidiary and Instant Cash Loans ("ICL"), the Company's United Kingdom subsidiary, operate check cashing and financial services outlets in Canada and the United Kingdom, respectively. The financial statements of these foreign subsidiaries have been translated into U.S. dollars in accordance with generally accepted accounting principles. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are included in results of operations and have been insignificant.

                         DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Franchise Fees and Royalties

The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. Initial franchise fees included in revenues were $42,000, $177,000 and $179,000 for the years ended June 30, 1997, 1998 and 1999.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board, "FASB" issued Statement No. 130, "Reporting Comprehensive Income." This Statement became effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The adoption of this Statement has had no effect on the Company's results of operations, financial position, capital resources, or liquidity.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS No. 131 for fiscal year ended June 30, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 2001. The Company is evaluating the impact of SFAS No. 133 on the Company's future earnings and financial position, but does not expect it to be material.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires companies to capitalize qualifying computer software costs incurred during the application development stage. The Company adopted SOP 98-1 effective for fiscal year ended June 30, 1999 with no material effect on the Company's results of operations, financial position, capital resources or, liquidity.

                         DOLLAR FINANCIAL GROUP, INC.

3. DFG Holdings, Inc.

As discussed in Note 1, the Company is a wholly-owned subsidiary of Holdings. The activities of Holdings consist primarily of its investment in the Company and the issuance of $120.6 million aggregate principal amount of 13% Senior Discount Notes which generated gross cash proceeds of $64.0 million used in connection with the Merger.

Recapitalization

On November 13, 1998, Holdings, entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") controlled by Green Equity Investors II, L.P., and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. Prior to the Merger between Holdings and Acquisition, management of the Company exercised their options in Holdings which were converted into equivalent amounts of stock. The Merger was accounted for as a recapitalization of Holdings. Recapitalization costs consist primarily of a noncash charge of $9.9 million relating to the exercise of Holdings options by management and other compensation received by the chief executive officer for services rendered in connection with the recapitalization of Holdings.

The management (other than the employment of Donald F. Gayhardt, Jr. as the President), Board of Directors and equity ownership of the Company did not change in the Merger and Holdings continues to own one hundred percent of the voting securities of the Company.

The components of Holding's shareholders' equity are as follows:

Common Stock

Holdings issued 17,504.11 shares for $3,225 per share on December 18, 1998. Of the 100,000 shares authorized, 19,823.63 shares were issued and outstanding at June 30, 1999.

Dividends

Under the terms of the Company's new revolving credit facility discussed in Note 7, the Company is permitted to declare, pay, or make cash dividends to Holdings under certain circumstances.

                         DOLLAR FINANCIAL GROUP, INC.

3. DFG Holdings, Inc. (continued)

Stock Options

As part of the Merger and Recapitalization of Holdings, the then Existing Stock Option Plan was terminated and any stock options not exercised were cancelled. On February 15, 1999, Holdings adopted the DFG Holdings, Inc. 1999 Stock Incentive Plan (the "Plan") whereby 1,413.32 shares of Holdings' common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of Holdings' Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights ("SAR") may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the Plan shall be subject to adjustment as specified in the Plan provisions. No options may be granted after February 15, 2009. During the year ended June 30, 1999, 979 nonqualified stock options were granted under the Plan at an exercise price of $3,225 per share, the estimated fair market value of the common stock at date of grant. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date and have a term of ten years from the date of issuance.

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, however, the effect of applying Statement No. 123 to Holdings' stock-based awards results in net income that is not materially different from amounts reported.

                         DOLLAR FINANCIAL GROUP, INC.

4. Acquisitions

The acquired entities described below (collectively referred to as the "Acquisitions"), were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statements of operations for the periods in which they were owned by the Company. The total purchase price for each acquisition has been allocated to assets acquired and liabilities assumed based on estimated fair values.

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

In August 1996, the Company purchased certain assets and liabilities of ABC Check Cashing Inc. ("ABC") for a purchase price of $6.0 million in cash plus initial working capital of approximately $1.5 million. ABC operated 15 check cashing stores in Cleveland, Ohio. The excess of the purchase price over the fair value of identifiable net assets acquired was $5.4 million.

In November 1996, the Company acquired all of the outstanding capital stock of Money Mart for approximately $17.7 million (of which approximately $500,000 was in the form of Holdings' common stock) plus initial working capital of approximately $900,000. Money Mart owned 36 check cashing stores and franchises 107 check cashing stores, all of which operate in Canada under the "Money Mart" name. The excess of the purchase price over the fair value of identifiable net assets acquired was $16.7 million.

In November 1996, the Company acquired substantially all of the assets of Cash-N-Dash Check Cashing, Inc. ("Cash-N-Dash") for approximately $7.3 million, consisting of $6.0 million in cash, the issuance to the seller of $500,000 of Holdings' common stock, and a revenue-based earn-out of up to $750,000 payable over four years. Cash-N-Dash operated 32 check cashing stores in northern California under the "Cash-N-Dash" name. $368,000 has been paid under the revenue-based earn-out contingency and recorded as additional consideration of the acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired was $5.5 million.

In November 1996, the Company acquired C&C Check Cashing, Inc. ("C&C") pursuant to a stock purchase agreement for approximately $3.8 million, consisting of $3.5 million in cash and a revenue-based earn-out of up to $300,000 payable over three years, plus initial working capital of approximately $500,000. C&C operated 22 check cashing stores in northern California under the "C&C Check Cashing" name. $100,000 has been paid under the revenue-based earn-out contingency and recorded as additional consideration of the acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.7 million.

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

                         DOLLAR FINANCIAL GROUP, INC.

4. Acquisitions (continued)

On February 10, 1999, the Company entered into an agreement to acquire all of the outstanding shares of ICL which operated eleven stores in the United Kingdom. The aggregate purchase price for this acquisition was $12.6 million, consisting of $9.4 million in cash and a profit-based earn out of up to $3.2 million payable over two years, plus initial working capital of $2.0 million. The excess of the purchase price over the fair value of identifiable net assets acquired was $8.3 million.

On February 17, 1999, the Company purchased the remaining 86.5% partnership interest in its Calgary Money Mart Partnership ("Calgary"). Calgary operated six stores in Alberta, Canada. The aggregate purchase price for this acquisition was $5.6 million. The excess of the purchase price over the fair value of identifiable net assets acquired was $5.2 million.

The acquisitions of Any Kind and ABC were financed through bank borrowings of $35.0 million under a credit facility then existing, the issuance by Holdings of $2.0 million of common stock to the seller of Any Kind, and the sale of $22.0 million of Holdings' common stock to affiliates of then existing Holdings stockholders. Concurrently, with the acquisitions of Any Kind and ABC, the Company increased and amended its existing credit facility. The cash portion of the purchase price of the Money Mart, Cash-N-Dash, C&C, and Canadian Capital acquisitions was financed from the net proceeds of the offering of 10-7/8% Senior Notes due 2006 (the "Offering," see Note 7). The bank borrowings entered into in connection with the Any Kind and ABC acquisitions were repaid with the net proceeds of the Offering. The acquisitions of ICL and Calgary were funded with the issuance of the Company's Senior Subordinated Notes aggregating $17.0 million.

                         DOLLAR FINANCIAL GROUP, INC.

The following unaudited pro forma information for the years ended 1998 and 1999 presents the results of operations as if the acquisitions of ICL and Calgary had occurred on July 1, 1997. The pro forma operating results include the results of operations for these acquisitions for the indicated periods and reflect the amortization of intangible assets arising from the acquisitions and increased interest expense on acquisition debt. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                       Year ended June 30,
                                                           (Unaudited)
                                               -------------------------------
                                                       1998           1999
                                               -------------------------------
                                                   (dollars in thousands)
          Total revenue.......................       $ 117,591      $125,918
          Loss before extraordinary item......       $  (6,619)     $ (2,359)
          Net loss............................       $  (6,619)     $ (2,444)


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

                         DOLLAR FINANCIAL GROUP, INC.

This analysis indicated that the fair value of the assets and related goodwill was less than the carrying value by $12.9 million. Therefore, Company has written down the carrying value of the related goodwill by a charge to income of $12.9 million. This charge relates to goodwill as the fixed assets associated with the government services line of business have been fully depreciated. The remaining unamortized goodwill of approximately $3.0 million related to the government services business will be amortized over the estimated remaining life of the future undiscounted cash flows associated with the government services business.

6. Property and Equipment

Property and equipment at June 30, 1998 and 1999 consist of (in thousands):

                                                        June 30,
                                                 --------------------
                                                     1998       1999
                                                 --------------------
          Land ...........................       $     55    $     55
          Buildings.......................            111         118
          Leasehold improvements..........          4,995       6,424
          Equipment and furniture.........          7,275      13,703
                                                 --------------------
                                                   12,436      20,300
          Less accumulated depreciation...          4,616       7,546
                                                 --------------------
          Total property and equipment....       $  7,820    $ 12,754
                                                 ====================

                         DOLLAR FINANCIAL GROUP, INC.

7. Senior Notes, Revolving Credit, Long-Term Debt and Subordinated Notes Payable

The Company has debt obligations at June 30, 1998 and 1999 as follows (in thousands):

                                                                         June 30,
                                                               ----------------------------
                                                                   1998           1999
                                                               ----------------------------
Revolving credit facility; interest at one-day Eurodollar,
 as defined, plus 2.0% and 3.0% at June 30, 1998 and 1999,
 respectively, (8.375% and 8.25% at June 30, 1998 and
 1999, respectively) of the outstanding daily balances
 payable monthly; principal due in full on June 30, 2004;
 weighted average interest rate of 8.60% and 7.92% for the
 years ended June 30, 1998 and 1999, respectively............    $      -       $ 10,500
Canadian overdraft credit facility; interest at Canadian
 prime, as defined, plus 0.50% (5.25% and 7.00% at June 30,
 1998 and 1999 respectively) of the outstanding daily
 balances payable monthly; weighted average interest rate of
 6.30% and 5.40% for the years ended June 30, 1998 and 1999..           -          1,662
 June 30, 1999...............................................           -              -
10-7/8% Senior Notes due November 15, 2006; interest payable semiannually on May 15 and November 15, commencing May 15,
 1997........................................................     110,000        109,190
10-7/8% Senior Subordinated Notes due December 31, 2006;
 interest payable semiannually on June 30 and December 30,
 commencing June 30, 1999....................................           -         18,107
Subordinated promissory note payable; interest at bank's
 Reference Rate, as defined, plus 1% (9.50% and 8.75% at
 June 30, 1998 and 1999, respectively) subject to a ceiling
 of 10.50% and a floor of 8.50% payable monthly; principal
 repayments of $66,667 per month from March 1997 through
 February 1999; weighted average interest rate of 9.50% and
 9.19% for the years ended June 30, 1998 and 1999,
 respectively................................................       2,642          2,642
Other........................................................          33             65
                                                               ----------------------------
                                                                 $112,675       $142,166
                                                               ============================

                         DOLLAR FINANCIAL GROUP, INC.

7. Revolving Credit, Long-Term Debt and Subordinated Notes Payable (continued)

In November 1996, the Company implemented a financing plan which included the issuance of $110.0 million of 10-7/8% senior notes due 2006 in a private placement. In March 1997 the Company exchanged substantially all of the senior notes for $110.0 million 10-7/8% Series A senior notes due 2006 (collectively referred to as the "Notes"), which were registered under the Securities Act of 1933, as amended. The payment obligations under the Notes are jointly and severally guaranteed, on a full and unconditional basis, by each of the Company's existing subsidiaries (the "Guarantors"). There are no restrictions on the Company's and the guarantor subsidiaries' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they would not be material to investors.

Subject to restrictions under the new credit agreement discussed below, the Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2001, at the following redemption prices (plus accrued and unpaid interest thereon, if any, to the date of redemption): during the twelve-month period beginning November 2001 - 105.438%; 2002 - 103.625%; 2003 - 101.813%; and 2004 - 100.000%. In addition, prior to November 15, 1999, the Company may on any one or more occasions redeem up to 30% of the originally issued principal amount of Notes at a redemption price equal to 110-7/8% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption, with the net proceeds of any initial public offering of common stock of the Company or of Holdings (to the extent that the proceeds thereof are contributed to the Company as common equity), provided that at least 70% of the originally issued principal amount of Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control, as defined, each holder of Notes has the right to require the Company to repurchase all or any part of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase.

The Offering generated gross proceeds of $110.0 million which were used to repay all of the Company's indebtedness under its then-existing credit facility, to fund the Money Mart, Cash-N-Dash, C&C, and Canadian Capital Corporation acquisitions, and to pay related fees and expenses. The repayment of substantially all of the Company's existing indebtedness resulted in an extraordinary loss, net of taxes, of approximately $2.0 million. This loss results from the write-off of the deferred financing costs associated with the Company's existing credit facility.

The Company's indebtedness includes a seller subordinated note of $2.6 million from a previous acquisition. The Company is seeking to restructure its obligations under the original subordinated note issued to the seller as part of the acquisition, and has ceased making principal and interest payments. As a result, the seller has filed a complaint against the Company alleging, among other things, breach of contract, and is seeking payment of the balance of the note. Depending on the outcome of the complaint filed by the seller, the Company could be required to pay the balance of the note. See "Item 3--Legal Proceedings." The Company does not believe this would have a material impact on its liquidity. As the outcome of this matter cannot be determined at present, no reduction in the note payable to the seller or any additional costs to the Company have been recorded.

In connection with the Merger, the Company terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996. The Company entered into a new credit agreement, dated as of December 18, 1998 obtaining a new $160 million credit facility. The credit agreement provides for a revolving credit facility of up to $70 million and two term loans aggregating up to $90 million. The borrowings under the revolving credit facility as of June 30, 1999 were $10.5 million. The $90 million term loans were available to fund the Company's repurchase obligations in excess of $20 million, if any, in connection with the change of certain provisions of the Notes. Repurchase obligations in connection with the Notes were $810,000 and as a result, the $90 million term loan commitments expired on February 16, 1999.

                         DOLLAR FINANCIAL GROUP, INC.

7. Revolving Credit, Long-Term Debt and Subordinated Notes Payable (continued)

Amounts outstanding under the new revolving credit facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 1.75% at June 30, 1999, (ii) the Libor Rate (as defined therein) plus 3.00% at June 30, 1999, or (iii) the one day Eurodollar Rate (as defined therein) plus 3.00% at June 30, 1999, determined at the Company's option. Amounts outstanding under the new revolving credit facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the new revolving credit facility are guaranteed by Holdings and each of the Company's direct and indirect subsidiaries.

Also, in connection with the Merger, the Company entered into an agreement dated December 18, 1998, to which the Company may issue up to $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes"), to (i) fund the Company's repurchase obligations, if any, in connection with its Notes, or (ii) to finance or refinance acquisitions of the Company. In February 1999, the Company issued $18.1 million of its Senior Subordinated Notes to fund the purchase of ICL, Calgary, repurchase obligations and related fees of $11.4 million, $5.6 million and $1.1 million, respectively. Issuance costs associated with the new Credit Agreement and the Senior Subordinated Notes paid during fiscal 1999 were $7.6 million.

The Notes, the new revolving credit facility and the Senior Subordinated Notes contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings.

In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility, which has no stated maturity date, provides for a commitment of up to approximately $4.8 million of which $0.0 million and $1.7 million were outstanding as of June 30, 1998 and 1999, respectively. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance. For the Company's United Kingdom operations, ICL also has an overdraft facility that bears interest at 1.25% over the lending bank's base rate and which provides for a commitment of approximately $1.6 million with zero outstanding as of June 30, 1999.

The fair market value of the Company's fixed rate debt at June 30, 1998 and 1999 was approximately $126,024,030 and $108,098,100, respectively, based on quoted market prices.

Interest of $8,383,000, $12,250,000, and $12,538,000 was paid for the years ended June 30, 1997, 1998 and 1999, respectively.

                         DOLLAR FINANCIAL GROUP, INC.

8. Income Taxes

The provision for income taxes for the years ended June 30, 1997, 1998 and 1999 consists of the following (in thousands):

                                                                     Year ended June 30,
                                                ----------------------------------------------------------
                                                         1997               1998                1999
                                                ----------------------------------------------------------
          Federal:
           Current..............................        $  801              $2,989             $ (226)
           Deferred.............................           757                  32                246
                                                ----------------------------------------------------------
                                                         1,558               3,021                 20

          Foreign taxes:
           Current..............................           808               2,172              3,669
           Deferred.............................             9                  14                 51
                                                ----------------------------------------------------------
                                                           817               2,186              3,720

          State:
           Current..............................            81                 306                118
           Deferred.............................           (31)                 25                 23
                                                ----------------------------------------------------------
                                                            50                 331                141
                                                        $2,425              $5,538             $3,881
                                                ==========================================================


The significant components of the Company's deferred tax assets and liabilities at June 30, 1998 and 1999 are as follows (in thousands):

                                                                                  June 30,
                                                                 ----------------------------------------
                                                                          1998                1999
                                                                 ----------------------------------------
          Deferred tax assets:
           Depreciation..........................................       $  443              $  639
           Accrued compensation..................................          105                 500
           Reserve for store closings............................          199                 227
           Foreign Tax Credits...................................          230                 230
           Other.................................................           93                  28
                                                                 ----------------------------------------
                                                                         1,070               1,624
          Deferred tax liabilities:
           Amortization and other temporary differences..........          532               1,702
                                                                 ----------------------------------------
          Net deferred tax asset (liability).....................       $  538              $  (78)
                                                                 ========================================

                         DOLLAR FINANCIAL GROUP, INC.

8. Income Taxes (continued)

The Company did not record any valuation allowances against deferred tax assets at June 30, 1998. Realization was dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization was not assured, management had determined, based on the Company's history of earnings and its expectation for the future, that taxable income of the Company would more likely than not be sufficient to fully utilize its deferred income tax assets.

A reconciliation of the provision for income taxes with amounts determined by applying the federal statutory tax rate to income (loss) before income taxes is as follows (in thousands):

                                                                           Year ended June 30,
                                                            -----------------------------------------------
                                                                  1997           1998            1999
                                                            -----------------------------------------------
     Tax provision at federal statutory rate................         $1,319       $ (441)            $  550
     Add (deduct):
      State tax  provision, net of federal tax
        (provision) benefit.................................             33          147                 93
      Foreign taxes.........................................            159          552              1,552
      Writedown of goodwill.................................              -        4,505                904
      US tax on foreign earnings............................              -            -                812
      Amortization of nondeductible intangible assets.......            737          826                  -
      Other permanent differences...........................            177          (51)               (30)
                                                            -----------------------------------------------
     Tax provision at effective tax rate....................         $2,425       $5,538             $3,881
                                                            ===============================================

Foreign, federal and state income taxes of approximately $936,000, $4,314,000 and $5,503,000 were paid during the years ended June 30, 1997, 1998 and 1999, respectively.

                         DOLLAR FINANCIAL GROUP, INC.

9. Commitments

The Company occupies office and retail space and uses certain equipment under operating lease agreements. Rent expense amounted to $6,239,000, $7,837,000 and $8,305,000, for the years ended June 30, 1997, 1998 and 1999, respectively. Most leases contain standard renewal clauses.

Minimum obligations under noncancelable operating leases for the year ended June 30 are as follows (in thousands):

               Year                                   Amount
               ----                               ---------------

               2000.............................          $ 8,195
               2001.............................            6,908
               2002.............................            5,513
               2003.............................            3,996
               2004.............................            2,848
               Thereafter.......................            6,967
                                                  ---------------
                                                          $34,427
                                                  ===============

The Company has entered into employment agreements with certain key employees which have terms of two to five years and call for aggregate minimum annual base salaries. The agreements also provide for annual incentive cash bonuses which are primarily based on revenues and earnings from operations.

10. Contingent Liabilities

In the ordinary course of business, the Company is involved in certain litigation. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

11. Contractual Agreements

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services which contributed 19%, 13% and 6% of consolidated gross revenues for the years ended June 30, 1997, 1998 and 1999, respectively. The Company's contracts with the Commonwealth of Pennsylvania, which are included in this amount, contributed 9%, 6% and 0% of the revenues for the years ended June 30, 1997, 1998 and 1999, respectively. The Company's contract with the State of New York contributed 5%, 4% and 4% of revenues for the years ended June 30, 1997, 1998 and 1999, respectively. Accounts receivable at June 30, 1998 and 1999 include $2,074,000 and $2,711,000, respectively, of amounts due from various governmental agencies. The Company does not require any collateral on these receivables nor are these agencies considered a credit risk. The Company's contracts for governmental benefits distribution and merchant services distribution with state and local governments generally have initial terms of five years and currently expire on various dates through June 30, 2001. The contracts provide the governmental agencies the opportunity to extend the contract for additional periods and contain clauses which allow the governmental agencies to cancel the contract at any time, subject to 30 to 60 days' written advance notice.

12. Credit Risk

At June 30, 1998 and 1999, the Company had twenty and twenty-three bank accounts, respectively, in major financial institutions in the aggregate amount of $16,625,000 and $9,053,000, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation, "CDIC". At June 30, 1998 and 1999, the Company's Canadian subsidiary had twenty-two and fifteen bank accounts, respectively, totaling

                         DOLLAR FINANCIAL GROUP, INC.

$7,123,000 and $6,730,000, respectively, which exceeded CDIC limits. The United Kingdom banking system provides (Pounds)18,000 per customer of similar protections for certain depositors. At June 30, 1999 the Company's United Kingdom operations had three bank accounts totaling $15,308,000 which were excluded from the Deposit Protection Scheme administered by the Deposit Protection Board. These financial institutions have strong credit ratings and management believes credit risk relating to these deposits is minimal.

The Company acts as agent for a national bank in administering a consumer loan program through certain of the Company's store locations. The loans offered under this program generally have a two-week maturity and are referred to as "payday loans." Under this program, the Company earns origination and servicing fees. The national bank originated or extended approximately $57.0 and $115.5 million of loans through the Company's locations during the fiscal years ended June 30, 1998 and 1999, respectively. Prior to July 1, 1998, the Company indemnified the bank for certain excess credit losses, and the Company's origination and servicing revenues were reduced by approximately $500,000 (0.9% of origination's and extensions by the bank) in 1998 for such excess losses. The net amount of outstanding consumer loans with respect to which the bank had recourse to the Company, which is not included in the accompanying consolidated balance sheet, was approximately $3.5 million at June 30, 1998. Effective July 1, 1998, the bank's recourse to the Company for excess credit losses was eliminated.

13. Loss on Store Closings and Sales

During the fiscal year ended June 30, 1999, the Company had no material changes recorded related to store closures.

                         DOLLAR FINANCIAL GROUP, INC.

During fiscal year ended June 30, 1998, the Company decided to sell all of its stores in Michigan and sell or close five locations in southern California whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. As a result of declining caseloads and increasing costs, the Company determined that these locations could not provide acceptable levels of profitability. The Company also closed five kiosks in Texas due to contractual requirements with the Southland Corporation. Included in the accompanying consolidated statements of operations for the years ended June 30, 1997 and 1998, are revenues of $3,196,000 and $733,000, respectively, and store expenses of $2,972,000 and $710,000, respectively, related to these stores. The loss related to the sale and closure of these stores was not material.

14. Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands).

                                                        United                           United
                         1997                           States          Canada          Kingdom           Total
                                                 ---------------------------------------------------------------
     Identifiable assets                               $142,381        $ 43,607              -          $185,988
     Sales to unaffiliated customers                     74,114           8,898              -            83,012
     Interest revenue                                       356              47              -               403
     Interest expense                                     8,988           1,422              -            10,410
     Depreciation and amortization                        4,635             716              -             5,351
     Income tax expense                                   1,608             817              -             2,425
     Income (loss) before income taxes and
         extraordinary item                               3,001             877              -             3,878
     Extraordinary loss on debt extinquishment           (2,023)              -              -            (2,023)
                         1998

     Identifiable assets                                120,100          45,750              -           165,850
     Sales to unaffiliated customers                     86,304          24,881              -           111,185
     Interest revenue                                       127               1              -               128
     Interest expense                                     9,107           3,966              -            13,073
     Depreciation and amortization                        4,981           1,813              -             6,794
     Income (loss) before income taxes and
         extraordinary item                              (3,925)          2,666              -            (1,259)
     Income tax expense                                   3,352           2,186              -             5,538

                         1999

     Identifiable assets                                120,235          56,177        $27,297           203,709
     Sales to unaffiliated customers                     89,785          29,156          2,038           120,979
     Interest revenue                                        38              13             15                66
     Interest expense                                    12,595           3,562            310            16,467
     Depreciation and amortization                        5,985           1,774            174             7,933
     Income tax expense                                     161           3,625             95             3,881
     Income (loss) before income taxes and
         extraordinary item                              (4,035)             (5)         5,657             1,617
     Extraordinary loss on debt extinguishment              (85)              -              -               (85)
     Noncash compensation                                 9,883               -              -             9,883

                         DOLLAR FINANCIAL GROUP, INC.

15. Related Party Transactions

During the fiscal 1999, certain members of management received loans aggregating $2.9 million which are secured by shares of Holding stock. The loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004. In addition, as part of an employment agreement, the Chief Executive Officer was issued a loan in the amount of $4.3 million to purchase additional shares of Holdings stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares in Holdings stock.

During fiscal 1997 and 1998, the Company capitalized expenditures aggregating $913,000 on behalf of certain then existing shareholders of Holdings related to the initial activities of a company expected to be formed ("NEWCO") by these certain Holdings' shareholders. Pursuant to a Memorandum of Understanding between the Company and these certain Holdings' shareholders, these expenditures would have been converted into shares of common stock of NEWCO on a basis pari passu with the investment by NEWCO's equity investors, which were to include these certain shareholders. During fiscal 1998, it was determined that NEWCO would not be formed and the Company recognized $913,000 in expense in the accompanying consolidated statement of operations for the year ended June 30, 1998. Such expense is included in corporate expenses in the accompanying consolidated statement of operations.

16. Subsidiary Guarantor Financial Information

As discussed in Note 7, the Company's payment obligations under the Notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries (the "Guarantors"). The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the New Revolving Credit Facility and any successor credit facility. Pursuant to the Notes or Senior Subordinated Notes every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the Notes.

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at June 30, 1999, and the consolidating statements of operations and cash flows for the fiscal year ended June 30, 1999 of the Company (on a parent-company basis), combined domestic Guarantors, foreign subsidiaries and the consolidated Company.

                         DOLLAR FINANCIAL GROUP, INC.

16.  Subsidiary Guarantor Financial Information (continued)

                         Consolidating Balance Sheets

                                 June 30, 1999

                                (In thousands)

                                         Dollar          Domestic           Foreign
                                       Financial        Subsidiary        Subsidiary
                                      Group, Inc.       Guarantors        Guarantors        Eliminations      Consolidated
                                      ------------------------------------------------------------------------------------
Assets
Cash and cash equivalents...........  $    3,134        $   29,056        $   33,592        $          0      $     65,782
Accounts receivable.................       8,157             4,286             4,580              (7,169)            9,854
Income taxes receivable.............       2,101               486                 0                   0             2,587
Prepaid expenses....................         242             1,311               621                   0             2,174
Deferred income taxes...............           0                 0                 0                   0                 0
Notes receivable--Officer...........       2,851                 0                 0                   0             2,851
Due from affiliates.................      73,905                 0                 0             (73,905)                0
Property and equipment, net.........       2,099             6,578             4,077                   0            12,754
Costs of contacts acquired..........           0               104                 0                   0               104
Costs in excess of net assets.......           0            55,851            40,274                   0            96,125
 acquired, net....................
Covenants not to compete............           0               360                47                   0               407
Debt issuance costs, net............       9,416                 0                 0                   0             9,416
Investment in subsidiaries..........      78,687                 0                 0             (78,687)                0
Other...............................         942               430               283                   0             1,655
                                      ------------------------------------------------------------------------------------
                                      $  181,534        $   98,462        $   83,474        $   (159,761)     $    203,709
                                      ====================================================================================

Liabilities and shareholder's
 equity
Accounts payable....................  $       31        $    8,860        $    3,149        $          0      $     12,040
Income taxes payable................           0                 0             2,483                   0             2,483
Advance from money transfer agent...       2,000                 0                 0                   0             2,000
Accrued expenses....................       1,246             2,147             1,475                   0             4,868
Accrued interest payable............       2,226               936             7,169              (7,169)            3,162
Deferred tax liability..............          78                 0                 0                   0                78
Due to parent.......................         578                 0                 0                   0               578
Due to affiliates...................           0            19,117            54,788             (73,905)                0
Revolving credit facilities.........      10,500                 0             1,662                   0            12,162
Long-term debt and subordinated
   notes payable....................      18,107             2,645                62                   0            20,814
Senior notes due 2006...............     109,190                 0                 0                   0           109,190
                                      ------------------------------------------------------------------------------------
                                         143,956            33,705            70,788             (81,074)          167,375

Shareholder's equity:
 Common stock.......................           0                 0                 0                   0                 0
 Additional paid-in capital.........      50,824            46,614            10,797             (57,411)           50,824
 Accumulated deficit................     (11,224)           18,143             3,133             (21,276)          (11,224)
 Foreign currency translation.......      (2,022)                0            (1,244)                  0            (3,266)
                                      ------------------------------------------------------------------------------------
Total shareholder's equity..........      37,578            64,757            12,686             (78,687)           36,334
                                      ------------------------------------------------------------------------------------
                                      $  181,534        $   98,462        $   83,474        $   (159,761)     $    203,709
                                      ====================================================================================

                         DOLLAR FINANCIAL GROUP, INC.

16.  Subsidiary Guarantor Financial Information (continued)

                    Consolidating Statements of Operations

                           Year ended June 30, 1999

                                (In thousands)

                                                Dollar          Domestic           Foreign
                                              Financial        Subsidiary        Subsidiary
                                             Group, Inc.       Guarantors        Guarantors        Eliminations      Consolidated
                                             ------------------------------------------------------------------------------------
Revenues                                     $        1        $   89,784        $   31,194        $          0      $    120,979
Store and regional expenses:
  Salaries and benefits..................             0            26,240             9,089                   0            35,329
  Occupancy..............................             0             7,138             2,471                   0             9,609
  Depreciation...........................             0             1,592               635                   0             2,227
  Other..................................             0            19,143             4,621                   0            23,764
                                             ------------------------------------------------------------------------------------
Total store and regional expenses........             0            54,113            16,816                   0            70,929

Corporate expenses.......................        11,269                 0             2,379                   0            13,648
Management fee...........................       (11,269)           10,083             1,186                   0                 0
(Gain) loss on store closings and
 sales...................................           100                (3)                6                   0               103
Other depreciation and amortization......           420             3,973             1,313                   0             5,706
Recapitalization costs...................        12,575                 0                 0                   0            12,575
Interest expense.........................        12,616               (59)            3,844                   0            16,401
                                             ------------------------------------------------------------------------------------

(Loss) income before taxes and
 extraordinary item......................       (25,710)           21,677             5,650                   0             1,617
Income taxes (benefit) provision.........          (450)              611             3,720                   0             3,881
                                             ------------------------------------------------------------------------------------

(Loss) income before
extraordinary item.......................       (25,260)           21,066             1,930                   0            (2,264)

Extraordinary loss on debt
 extinguishment..........................           (85)                0                 0                   0               (85)
                                             ------------------------------------------------------------------------------------

(Loss) income before equity in net
 income of subsidiaries..................       (25,345)           21,066             1,930                   0            (2,349)
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors........        21,066                 0                 0             (21,066)                0
   Foreign subsidiary guarantors.........         1,930                 0                 0              (1,930)                0
                                             ------------------------------------------------------------------------------------
Net (loss) income........................    $   (2,349)       $   21,066        $    1,930        $    (22,996)     $     (2,349)
                                             ====================================================================================

                         DOLLAR FINANCIAL GROUP, INC.

16.  Subsidiary Guarantor Financial Information (continued)

                    Consolidating Statements of Cash Flows
                           Year ended June 30, 1999

                                (In thousands)

                                                            Dollar       Domestic        Foreign
                                                          Financial     Subsidiary     Subsidiary
                                                         Group, Inc.    Guarantors     Guarantors     Eliminations   Consolidated
                                                         ------------------------------------------------------------------------
Cash flows from operating activities
Net (loss) income....................................... $   (2,349)    $   21,066     $    1,930     $    (22,996)  $     (2,349)
Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities
     Undistributed income of subsidiaries...............    (22,996)             0              0           22,996              0
     Depreciation and amortization......................      3,379          5,566          1,947                0         10,892
     Loss on store closings and sales...................        103              0              0                0            103
        Noncash recapitalization costs..................      9,883              0              0                0          9,883
        Extraordinary loss on debt extinguishment,
          net of tax....................................         85              0              0                0             85
        Deferred tax provision..........................        258             62              0                0            320
     Changes in assets and liabilities (net of effect
          of acquisitions):
          Increase in accounts receivable and income
            taxes receivable............................     (6,864)          (686)          (344)           4,164         (3,730)
          Increase in prepaid expenses and other........       (642)          (250)          (195)                         (1,087)
          Increase (decrease) in accounts payable,
            income taxes payable, accrued expenses and
            accrued interest payable....................      2,647           (295)         3,646           (4,164)         1,834
                                                         ------------------------------------------------------------------------
Net cash (used in) provided by
 operating activities...................................    (16,496)        25,463          6,984                0         15,951
Cash flows from investing activities:
Acquisitions, net of cash acquired                                0           (181)       (15,881)               0        (16,062)
Additions to property and equipment.....................     (1,631)        (3,842)        (1,936)               0         (7,409)
Net decrease in due from affiliates.....................      2,248         10,083              0          (12,331)             0
                                                         ------------------------------------------------------------------------
Net cash (used in) provided by
 investing activities...................................        617          6,060        (17,817)         (12,331)       (23,471)
Cash flows from financing activities
Payments on long term debt..............................       (810)             0              0                0           (810)
Other debt payments.....................................          0            (20)           (10)               0            (30)
Repayment of advance from money transfer agent..........     (1,000)             0              0                0         (1,000)
Net decrease in revolving credit facilities.............     10,500              0          1,219                0         11,719
Proceeds from long term debt............................     18,107              0              0                0         18,107
Payment of debt issuance costs..........................     (7,634)             0              0                0         (7,634)
Advances to officers....................................     (2,651)             0              0                0         (2,651)
Payment of financed insurance premiums..................        (10)             0              0                0            (10)
Net increase (decrease) in due to affiliates............        578        (42,142)        29,811           12,331            578
                                                         ------------------------------------------------------------------------
Net cash used in financing activities...................     17,080        (42,162)        31,020           12,331         18,269
Effect of exchange rate on cash.........................          0              0           (468)               0           (468)
                                                         ------------------------------------------------------------------------
Net increase (decrease) in cash.........................      1,201        (10,639)        19,719                0         10,281
Cash at beginning of year...............................      1,933         39,695         13,873                0         55,501
                                                         ------------------------------------------------------------------------
Cash at end of year..................................... $    3,134     $   29,056     $   33,592     $          0   $     65,782
                                                         ========================================================================


17.  Subsequent Event

     On July 7, 1999, "the Company" entered into an agreement to acquire all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operates 44 company owned stores in the United Kingdom. The aggregate purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash and the Company's revolving credit facility. The agreement also includes a maximum potential contingent payment to the sellers of $29.1 million based on future levels of profitability.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The directors and officers of Holdings and their respective ages and positions with Holdings are set forth below:

               Name                   Age                               Position
----------------------------------  --------  ------------------------------------------------------------
Jeffrey Weiss.....................     56     Chairman of the Board of Directors, and Chief Executive
                                                Officer
Donald Gayhardt...................     35     President, Director
Richard Dorfman...................     55     Executive Vice President, Chief Financial Officer,
                                                Secretary, Director and Treasurer
Leonard Green.....................     65     Director
Jonathan Sokoloff.................     42     Director
Greg Annick.......................     35     Director
Muneer Satter.....................     39     Director

The directors and officers of DFG and their respective ages and positions with DFG are set forth below:

               Name                   Age                               Position
----------------------------------  --------  ------------------------------------------------------------
Jeffrey Weiss.....................     56     Chairman of the Board of Directors and
                                                Chief Executive Officer
Donald Gayhardt...................     35     President
Richard Dorfman...................     55     Executive Vice President and Chief Financial Officer
Bernard Flaherty..................     49     Senior Vice President and Chief Operating Officer
Peter Sokolowski..................     38     Vice President--Finance

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

Donald Gayhardt has served as President of DFG and Holdings since December 1998. He also served as Executive Vice President and Chief Financial Officer of DFG and Holdings from1992 to 1997. Prior to joining the company, Mr. Gayhardt was employed by Bear Stearns from 1988 to 1993, most recently as an Associate Director in the Principal Activities Group, where he had oversight responsibility for the financial and accounting functions at a number of manufacturing, distribution and retailing firms, including DFG. Prior to joining Bear Stearns, Mr. Gayhardt held positions in the mergers and acquisitions advisory and accounting fields.

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

Leonard Green has been a director of Holdings since December 1998. He has been an executive officer of LGP, a merchant banking firm that managed GEI, since the formation of LGP and GEI in 1994. Mr. Green has been, individually or through a corporation, a partner in a merchant banking firm affiliated with LGP. Prior to 1989, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of several private companies.

Jonathan D. Sokoloff has been a director of Holdings since December 1998. Mr. Sokoloff has been an executive officer of LGP since its formation in 1994. Mr. Sokoloff was previously a Managing Director at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of Twinlab Corporation, Gart Sports Company and several private companies.

Greg J. Annick has been a director of Holdings since December 1998. He has been an executive officer, of LGP, a merchant banking firm that manages GEI, since the formation of LGP and GEI in 1994. He joined a merchant banking firm affiliated with LGP as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. From 1988 to 1989, Mr. Annick was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

Muneer Satter has been a director of Holdings since December 1998. Mr. Satter has been a director of Holdings since December 1998. He is a Managing Director in Goldman Sachs' Principal Investment Area (PIA) in New York. Prior to this assignment, he was head of PIA in Europe and was based in London. He joined the firm in 1988 and became a managing director in 1996. He earned a B.A. from Northwestern University and a J.D. and an M.B.A. from Harvard Law School and Harvard Graduate School of Business Administration, respectively.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of the Chief Executive Officer and each of the other executive officers of the Company who had annual compensation in fiscal year 1999 in excess of $100,000 (the "Named Executive Officers"):

                           Summary Compensation Table

                                                                            Long-Term
                                                                          Compensation
                                            Annual Compensation              Awards
                                    ----------------------------------------------------
                                                         Other Annual      Securities
          Name and                                       Compensation      Underlying         All Other
     Principal Position       Year   Salary    Bonus                     Options (#) (3)    Compensation
-----------------------------------------------------------------------------------------------------------
Jeffrey Weiss...............  1999  $575,385  $715,425    $  367,815(1)               -      $ 1,683,462(4)
 Chairman and                 1998   400,000   400,000       105,122(1)               -            8,356
 Chief Executive Officer      1997   400,000   200,000       139,651(1)           1,575            6,344

Donald Gayhardt.............  1999   117,692   169,047             -                399                -
 President                    1998         -         -             -                  -                -
                              1997   160,000    96,000             -                150            4,525

Richard Dorfman(2)..........  1999   183,846    80,000             -                 40            3,196
 Executive Vice President     1998   156,116    25,000             -                200            6,500
 and Chief Financial          1997         -         -             -                  -                -
 Officer

Bernard Flaherty............  1999   153,462    67,005             -                 40            3,570
 Senior Vice President and    1998   140,000    53,200             -                100            4,758
 Chief Operating Officer      1997   109,616    10,000             -                100            2,990


----------------------------
(1) For 1999, amount includes $200,000 for a loan to the named executive where the Company has waived repayment. For 1998 and 1997, amounts include $43,224 and $44,706, respectively, paid for life insurance premiums on policies where the Company was not the named beneficiary. Perquisites and other personal benefits provided to each other Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such Named Executive Officer.
(2)  Mr. Dorfman joined the Company in July 1997.
(3) The amounts shown in this column represent stock options with respect to shares of Holdings' common stock which were issued in each fiscal year.
(4) Amount represents a fee paid to the named executive in connection with the Merger and recapitalization of Holdings.

The following table sets forth information concerning options to purchase Holdings' common stock held by each of the Named Executive Officers as of the fiscal year ended June 30, 1999.

                   Option/SAR Grants in Last Fiscal Year (1)



                                                                                 Potential Realizable Value at Assumed
                                                                             Annual Rates of Stock Price Appreciation for
                             Individual Grants                                               Option Term
 ----------------------------------------------------------------------------------------------------------------------------------
                         Number of         % of Total
                         Securities       Options/SARs
                         Underlying        Granted to          Exercise or
                        Options/SARs      Employees in          Base Price      Expiration
Name                    Granted (#)       Fiscal Year             ($/Sh)           Date                  5%($)         10%($)
----------------------------------------------------------------------------------------------------------------------------------
Donald Gayhardt               399             40.76%           $   3,225      December 2008         $    809,246    $2,050,788
Richard Dorfman                40              4.09%               3,225      February 2009               81,127       205,593
Bernard Flaherty               40              4.09%               3,225      February 2009               81,127       205,593


     -----------------------
     (1) No SARs were granted in the last fiscal year.



                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                              Shares                          Number of Securities Underlying         Value of Unexercised
                             Acquired           Value          Unexercised Options at Fiscal     In-the-Money Options at Fiscal
Name                       on Exercise        Realized                  Year End                         Year End (1)
--------------------    ---------------------------------------------------------------------------------------------------------
                                                                  Exercisable/Unexercisable          Exercisable/Unexercisable
Jeffrey Weiss.......            4,200        $8,400,000                      0/0                                 $0/$0
Donald Gayhardt                   150           243,750                     43/356                               $0/$0
Richard Dorfman.....              200           325,000                      0/40                                $0/$0
Bernard Flaherty....              200           295,000                      0/40                                $0/$0

--------------------
(1) An assumed fair market value of $3,225 per share was used to calculate the value of the options. As the shares are not traded in an established public market, the value assigned is based on the price received in the most recent equity transaction among shareholders.

Employment Agreements

Jeffrey Weiss

Mr. Weiss, Chairman and Chief Executive Officer of Holdings and DFG, is employed pursuant to an Employment Agreement (the "Weiss Agreement") dated as of November 13, 1998, between Mr. Weiss, DFG, and Holdings (DFG and Holdings being collectively referred to herein as the "Employer"). The Weiss Agreement provides for an annual base salary of $500,000, to be reviewed bi-annually and may be increased at the discretion of the Board of Directors of Holdings. In addition, Mr. Weiss is eligible to receive an annual bonus and incentive compensation, contingent upon the Employer achieving 100% of its targeted results (with certain adjustments to the extent the Employer achieves results short of or in excess of its targeted results). The total compensation paid or caused to be paid to Mr. Weiss with respect to any fiscal year, including salary, bonuses and annual incentive compensation shall not exceed $1,200,000. Under certain circumstances, Mr. Weiss is entitled to the payment of a severance benefit equal to the discounted value of any unpaid base salary for the term of the agreement.

The Weiss Agreement also provides for a five-year term, commencing on December 19, 1998, unless it is otherwise terminated pursuant to its terms. Mr. Weiss is eligible to participate in all fringe benefit programs of the Employer offered from time to time to its senior management employees.

Pursuant to the Weiss Agreement, Mr. Weiss has agreed that effective upon termination, and in consideration for the payment of the compensation and other benefits paid pursuant to the agreement, he will not compete with the Employer within the United States, Canada or any other country in which the Company now or hereafter conducts business for a period of two years.

Donald Gayhardt

Mr. Gayhardt, President of Holdings and DFG, is employed pursuant to an Employment Agreement (the "Gayhardt Agreement") dated as of December 18, 1998, between Mr. Gayhardt, DFG, and Holdings (DFG and Holdings being collectively referred to herein as the "Employer"). The Gayhardt Agreement provides for an annual base salary of $225,000, to be reviewed bi-annually and may be increased at the discretion of the Board of Directors of Holdings. In addition, Mr. Gayhardt is eligible to receive an annual bonus and incentive compensation, contingent upon the Employer achieving 100% of its targeted results (with certain adjustments to the extent the Employer achieves results short of or in excess of its targeted results). The total compensation paid or caused to be paid to Mr. Gayhardt with respect to any fiscal year, including salary, bonuses and annual incentive compensation shall not exceed $495,000. Under certain circumstances, Mr. Gayhardt is entitled to a severance payment in an amount up to one year's base salary plus the pro rated portion of any bonus payments earned.

The Gayhardt Agreement also provides for a two-year term, commencing on December 18, 1998, unless it is otherwise terminated pursuant to its terms. Mr. Gayhardt is eligible to participate in all fringe benefit programs of the Employer offered from time to time to its senior management employees. Pursuant to the Gayhardt Agreement, Mr. Gayhardt was granted options to purchase up to two percent (2%) of the Class A Common Stock of Holdings and such options shall vest over a five (5) year period in equal monthly installments.

Pursuant to the Gayhardt Agreement, Mr. Gayhardt has agreed that effective upon termination, and in consideration for the payment of the compensation and other benefits paid pursuant to the agreement, he will not compete with the Employer within the United States, Canada or any other country in which the Company now or hereafter conducts business for a period of two years.

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

The Dorfman Agreement also provides for a three-year term, terminating on the third anniversary of the date of the Employment Agreement. Pursuant to the Dorfman Agreement, Mr. Dorfman was granted nonqualified options to acquire up to 200 shares of Holdings' common stock. Mr. Dorfman is eligible to participate in all fringe benefit programs of the Employer offered from time to time to its senior management employees.

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

The following table sets forth as of June 30, 1999 the number of shares of Holdings' common stock owned beneficially by (a) each person that is the beneficial owner of more than 5% of Holdings' common stock, (b) all directors and nominees, (c) the Named Executive Officers, and (d) all directors and executive officers as a group. The address of each officer and director is c/o the Company unless otherwise indicated. As of such date, there were a total of 19,823.63 shares of Holdings' common stock outstanding.

                        Beneficial Owner                              Number        Percent
                        ----------------                           -------------  -----------
Green Equity Investors II, L.P...................................      13,014.94       65.65%
 11111 Santa Monica Boulevard
 Los Angeles, California  90025
Jeffrey Weiss                                                           3,058.99       15.43
GS Mezzanine Partners, L.P. and
     GS Mezzanine Partners Offshore, L.P. and associates.........       2,150.45       10.85
 85 Broad Street
 New York, New York  10004
Donald Gayhardt (1)..............................................         207.79        1.05
Richard Dorfman..................................................         106.71         .54
Bernard Flaherty.................................................         106.30         .54
All directors and officers as a group (9 persons)................       3,655.50       18.40

-----------------------
(1) Includes options to purchase 43.23 shares of Holdings' common stock which are currently exercisable.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Holdings entered into a Stockholders Agreement dated November 13, 1998 (the "Stockholders Agreement") with certain stockholders signatory thereto (the "Stockholders"), including Green Equity Investors II, L.P. (the "Purchaser"), certain Executives of the Company (individually, the "Executive Stockholder", and collectively, the "Executive Stockholders"), GS Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore, L.P. collectively, "GS Mezzanine"). Subsequent to November 13, 1998 certain additional stockholders including Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P.,
(collectively "Ares"), C.I., and Sheila Jeffrey, Bridge Street Fund 1998, L.P. and Stone Street Fund 1998, L.P. (collectively the "Additional Stockholders") agreed to be bound by the terms of the Stockholders Agreement. The Stockholders Agreement shall terminate ten (10) years from the date of the Stockholders Agreement (the "Termination Date") with certain provisions terminating on the date of a Public Offering Event which occurs prior to the Termination Date.

Transfer Restrictions

The Stockholders Agreement provides, among other things, for certain restrictions on the disposition of Holdings' common stock. Unless a transfer of Holdings' common stock which is subject to the Stockholders Agreement is made in accordance with the terms of such agreement, such transfer will be void and of no force or effect.

Holdings' common stock may be transferred subject to the terms and conditions of the Stockholders Agreement. Any shares of Holdings' common stock which are subsequently transferred to a non-Stockholder transferee will remain subject to the terms and conditions of the Stockholders Agreement.

Tag-Along and First Option Rights

If, at any time, the Purchaser proposes to enter into an agreement to sell or otherwise dispose of for value shares of Holdings in excess of at least twenty percent (20%) of the then outstanding shares (the "Tag-Along Sale") then the Executives shall be afforded the opportunity to participate proportionately in such Tag-Along Sale. This provision does not apply to certain transactions as defined in the Stockholders Agreement. If, at any time, any Executive desires to sell for cash all or any part of such shares held by such Executive, the Selling Executive shall provide notice to each of (i) the Purchaser or its assigns and
(ii) Holdings (the "Potential Buyer") of the desire to sell for cash such shares. Upon receiving notice, each Potential Buyer shall have the option to purchase all, but not less than all, of such shares on the same terms and conditions. If more than one Potential Buyer has exercised their option, the priority shall first fall to the Purchaser.

Repurchase of Shares

Upon the termination of employment of an Executive Stockholder by reason of his death or permanent disability (an "Option Event"), Holdings and the Purchaser (with priority to Holdings) shall have the right and option to repurchase all of the shares then owned by the Executive Shareholder. The price shall be at the fair market value of the shares at the time of the Option Event as determined pursuant to the terms of the Stockholders Agreement.

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

Registration Rights

The Shareholders Agreement also provides for demand and incidental (or "piggyback") registration rights. The Purchaser demand registration rights pursuant to which, on the earlier (i) the date that is 90 days after the first registration of shares of Holdings' common stock under the Securities Act and
(ii) the second anniversary of the Stockholders Agreement the Purchaser may make a written request of Holdings to register all or part of such Purchaser's Holdings' common stock. Each remaining Stockholder may then elect to include its shares of Holdings' common stock in the demand registration. The Purchaser is entitled to three demand registrations.

If Holdings proposes to register any equity securities under the Securities Act, it must include in such registration all shares of Holdings' common stock which the Stockholders request to have registered, subject to the condition that not all of the shares may be registered if only a reduced number can be sold without having a material adverse effect on the offering.

Additional Shareholder Rights

If the Purchaser agrees to sell all or substantially all of its shares to a third party, then the Purchaser may demand that the Executive Stockholders sell all, but not less than all, of the Holdings' share held by them at the same price and on the same terms and conditions.

Grant of Proxy

Each Stockholder has agreed to vote their shares so that (1) so long as Jeffrey Weiss is the Chief Executive Officer of Holdings he is elected to the board of directors of Holding and (2) so long as Purchaser owns directly or indirectly twenty percent (20%) or more of the then outstanding stock of Holdings the Purchaser shall be entitled to elect the remaining members of the boards of directors.


Loan to an Officer/Director

During fiscal 1999, certain members of management received loans aggregating $2.9 million wich are secured by shares of Holding stock. The loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004. In addition, as part of an employment agreement Jeffrey Weiss was issued a loan in the amount of $4.3 million to purchase additional shares of Holdings stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares in Holdings stock.


Management Agreement

Pursuant to the terms of a Management Services Agreement among the Purchasers, Holdings and the Company, Holdings has agreed to pay the Purchaser an annual management fee equal to 1.6% of the total sum invested by the Purchaser in Holdings.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) List of Financial Statements and Schedules

Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

Dollar Financial Group, Inc.                                                                     Page
                                                                                                 ----
Report of Independent Auditors...............................................................      36
Consolidated Balance Sheets, June 30, 1998 and 1999..........................................      37
Consolidated Statements of Operations, years ended June 30, 1997, 1998 and 1999..............      38
Consolidated Statements of Shareholder's Equity, years ended June 30, 1997, 1998 and 1999....      39
Consolidated Statements of Cash Flows, years ended June 30, 1997, 1998 and 1999..............      40
Notes to Consolidated Financial Statements...................................................      41

All Financial Statement Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are inapplicable, or the required information is given in the financial statements.


            [The remainder of this page intentionally left blank.]

 (a)(3) Exhibits
   Exhibit No.                                         Description of Document
 ---------------                                       -----------------------
3.1 (a)(i)         Certificate of Incorporation of Dollar Financial Group, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
    (a)(ii)        Certificate of Change of Dollar Financial Group, Inc. (Incorporated by reference to Exhibit
                    3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
   (a)(iii)        Certificate of Change of Certificate of Incorporation of Dollar Financial Group, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
   (a)(iv)         Certificate of Amendment of the Certificate of Incorporation of Dollar Financial Group,
                    Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
   (b)(i)          Articles of Incorporation of Albuquerque Investments, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (c)(i)          Articles of Incorporation of Any Kind Check Cashing Centers, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   (c)(ii)         Articles of Amendment to the Articles of Incorporation of Any Kind Check Cashing Centers,
                    Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
   (d)(i)          Articles of Incorporation of Check Mart of Louisiana, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (e)(i)          Certificate of Incorporation of Check Mart of New Jersey, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (f)(i)          Articles of Incorporation of Check Mart of New Mexico, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (f)(ii)         Articles of Amendment to the Articles of Incorporation of Check Mart of New Mexico, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
   (g)(i)          Articles of Incorporation of Check Mart of Pennsylvania, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (h)(i)          Articles of Incorporation of Check Mart of Texas, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (i)(i)          Articles of Incorporation of Check Mart of Utah, Inc. (Incorporated by reference to Exhibit
                    3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
   (i)(ii)         Articles of Amendment to the Articles of Incorporation of Check Mart of Utah, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
   (j)(i)          Articles of Incorporation of Check Mart of Washington, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (j)(ii)         Articles of Amendment of Check Mart of Washington, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

 (a)(3) Exhibits
   Exhibit No.                                         Description of Document
 ---------------                                       -----------------------
   (k)(i)          Articles of Incorporation of Check Mart of Washington, D.C., Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   (l)(i)          Articles of Incorporation of Check Mart of Wisconsin, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (m)(I)          Certificate of Incorporation of DFG Warehousing Co., Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (n)(i)          Articles of Incorporation of Dollar Financial Insurance Corp. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (o)(i)          Certificate of Incorporation of Dollar Insurance Administration Corp. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   (p)(i)          Articles of Incorporation of Financial Exchange Company of Michigan, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   (p)(ii)         Certificate of Amendment to the Articles of Incorporation of Financial Exchange Company of
                    Michigan, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on
                    Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (q)(i)          Articles of Incorporation of Financial Exchange Company of Ohio, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   (q)(ii)         Certificate of Amendment by Incorporator (Incorporated by reference to Exhibit 3.1 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
   (q)(iii)        Certificate of Amendment (by Shareholders) (Incorporated by reference to Exhibit 3.1 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
   (r)(i)          Certificate of Incorporation of Financial Exchange Company of Pennsylvania, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
   (r)(ii)         Amendment "1" to Certificate of Incorporation of Financial Exchange Company of
                    Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (r)(iii)        Amendment "2" to Certificate of Incorporation of Financial Exchange Company of
                    Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   (s)(i)          Certificate of Incorporation of Financial Exchange Company of Pittsburgh, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
   (t)(i)          Certificate of Incorporation of Financial Exchange Company of Virginia, Inc. (Incorporated
                    by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   (u)(i)          Articles of Incorporation of L.M.S. Development Corporation (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

 (a)(3) Exhibits
   Exhibit No.                                         Description of Document
 ---------------                                       -----------------------
     (v)(i)        Articles of Incorporation of Monetary Management Corp. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (w)(I)        Certificate of Incorporation of Monetary Management Corporation of Pennsylvania, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (x)(i)        Articles of Incorporation of Monetary Management of California, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
     (y)(i)        Articles of Incorporation of Monetary Management of Maryland, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
     (z)(i)        Certificate of Incorporation of Monetary Management of New York, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
     (aa)(I)       Articles of Incorporation of Pacific Ring Enterprises, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (bb)(i)       Limited Partnership Certificate and Agreement of U.S. Check Exchange Limited Partnership
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (bb)(ii)      First Amendment to Certificate and Agreement of Limited Partnership of U.S. Check Exchange
                    Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (bb)(iii)     Second Amendment Certificate of Limited Partnership (Incorporated by reference to Exhibit
                    3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (cc)(I)       Articles of Incorporation of QTV Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
3.2  (a)(i)        Bylaws of Dollar Financial Group, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (b)(i)        Bylaws of Albuquerque Investments, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (c)(i)        Bylaws of Any Kind Check Cashing Centers, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (d)(i)        Bylaws of Check Mart of Louisiana, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (e)(i)        Bylaws of Check Mart of New Jersey, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (f)(i)        Bylaws of Check Mart of New Mexico, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (g)(i)        Bylaws of Check Mart of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (h)(i)        Bylaws of Check Mart of Texas, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (i)(i)        Bylaws of Check Mart of Utah, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (j)(i)        Bylaws of Check Mart of Washington, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (k)(i)        Bylaws of Check Mart of Washington, D.C., Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)

 (a)(3) Exhibits
   Exhibit No.                                         Description of Document
 ---------------                                       -----------------------
     (l)(i)        Bylaws of Check Mart of Wisconsin, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (m)(i)        Bylaws of DFG Warehousing Co., Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (n)(i)        Bylaws of Dollar Financial Insurance Corp. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (o)(i)        Bylaws of Dollar Insurance Administration Corp. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (p)(i)        Bylaws of Financial Exchange Company of Michigan, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (q)(i)        Code of Regulations of Financial Exchange Company of Ohio, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (r)(i)        Bylaws of Financial Exchange Company of Pennsylvania, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (s)(i)        Bylaws of Financial Exchange Company of Pittsburgh, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (t)(i)        Bylaws of Financial Exchange Company of Virginia, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (u)(i)        Bylaws of L.M.S. Development Corporation (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (v)(i)        Bylaws of Monetary Management Corp. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (w)(i)        Bylaws of Monetary Management Corporation of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (x)(i)        Bylaws of Monetary Management of California, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (y)(i)        Bylaws of Monetary Management of Maryland, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (y)(ii)       Amended and Restated Bylaws of Monetary Management of Maryland, Inc. (Incorporated by
                    reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
     (z)(i)        Bylaws of Monetary Management of New York, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (aa)(i)       Bylaws of Pacific Ring Enterprises, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
     (bb)(i)       Bylaws of QTV Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
 4.1               Indenture, dated as of November 15, 1996, among the Company, the Guarantors, and Fleet
                    National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
4.2                Form of Notes (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
4.3                A/B Exchange Registration Rights Agreement, dated as of November 15, 1996, by and among the
                    Company, the Guarantors, and the Initial Purchasers (Incorporated by reference to Exhibit
                    4.3 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)

 (a)(3) Exhibits
   Exhibit No.                                         Description of Document
 ---------------                                       -----------------------
   10.1  (a)       Asset Purchase Agreement, dated January 9, 1995, by and among the Company, Happy's Check
                    Cashing, and Adrian Rubin (Incorporated by reference to Exhibit 10.1(a) to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
         (b)       Amendment No. 1 to the Asset Purchase Agreement, dated February 20, 1995, by and among the
                    Company, Happy's Check Cashing, Chase Money Loan, Inc., and Adrian Rubin (Incorporated by
                    reference to Exhibit 10.1(b) to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   10.2            Purchase Agreement, dated July 28, 1995, by and among Monetary Management Corporation, NCCI
                    Corporation, Larry M. Senderhauf, E. Rick Safford, and Fred T. Kampo, Jr. (Incorporated by
                    reference to Exhibit 10.2 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   10.3  (a)       Site License and Services Agreement, dated April 30, 1996, by and between the Company and
                    The Southland Corporation (Incorporated by reference to Exhibit 10.3(a) to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11,
                    1997)
         (b)       Asset Purchase Agreement, dated April 30, 1996, by and between the Company and The
                    Southland Corporation (Incorporated by reference to Exhibit 10.3(b) to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   10.4            Employment Agreement, dated as of November 13, 1998, between the Company, DFG Holdings,
                    Inc., and Jeffrey Weiss (Incorporated by reference to Exhibit 10.4 to the Registrant's
                    Statement on Form 10Q (Registration #333-18221) declared effective December 31, 1998)
   10.5            Employment Agreement, dated as of December 18, 1998, between the Company, DFG Holdings,
                    Inc., and Donald F. Gayhardt (Incorporated by reference to Exhibit 10.5 to the
                    Registrant's Statement on Form 10Q (Registration #333-18221) declared effective December
                    31, 1998)
   10.6*           Employment Agreement, dated as of July 21, 1997 between the Company, DFG Holdings, Inc., and Richard S. Dorfman
   10.7            Amended and Restated Shareholders Agreement, dated August 8, 1996, among WPG Corporate
                    Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), L.P.,
                    the individual fund shareholders signatory thereto, the GHB Charitable Trust #1, Jeffrey
                    Weiss, Donald F. Gayhardt, Pegasus Partners L.P., PAG Dollar Investors, the warrant holders signatory thereto, General Electric Capital Corporation, and DFG Holdings, Inc.
                    (Incorporated by reference to Exhibit 10.7 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
   10.8            Purchase Agreement, dated as of August 8, 1996, by and among the Company, DFG Holdings,
                    Inc., Any Kind Check Cashing Centers, Inc., the shareholders signatory thereto, U.S. Check
                    Exchange Limited Partnership, the limited partners signatory thereto, and George H.
                    Brimhall (Incorporated by reference to Exhibit 10.8 to the Registrant's Statement on Form
                    S-4 (Registration #333-18221) declared effective March 11, 1997)
   10.9            Asset Purchase Agreement, dated August 28, 1996, by and among Financial Exchange Company of
                    Ohio, Inc., ABC Check Cashing, Inc., and the shareholder signatory thereto (Incorporated by reference to Exhibit 10.9 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   10.10           Asset Purchase Agreement, dated as of October 22, 1996, by and among the Company, Cash-N-
                    Dash Check Cashing, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.10 to the Registrant's Statement on Form S-4 (Registration #333-
                    18221) declared effective March 11, 1997)
   10.11           Stock Purchase Agreement, dated as of October 22, 1996, by and among the Company, Manor
                    Investment Co. Inc., and the shareholders signatory thereto (Incorporated by reference to
                    Exhibit 10.11 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

 (a)(3) Exhibits
   Exhibit No.                                         Description of Document
 ---------------                                       -----------------------
   10.12           Amended and Restated Purchase Agreement, dated as of October 23, 1996, by and among Dollar
                    Financial Canada Ltd., DFG Holdings, Inc., National Money Mart, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.12 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
   10.13           Credit Agreement, dated as of December 18, 1998, among the Company, DFG Holdings, Inc. the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, First Union Capital Markets and Wells Fargo as arrangers, First
                    Union National Bank, as syndication agent, and U.S. Bank National Association, as documentation agent (Incorporated by reference to Exhibit 10.13 to the Registrant's
                    Statement on Form 10Q (Registration #333-18221) declared effective December 31, 1998)
   10.14           Purchase Agreement, dated as of March 31, 1997, among Dollar Financial Group, Inc., Dollar
                    Financial Canada, LTD., Canadian Capital Corporation, Dollar Ontario LTD. And Gus E.
                    Baril, Leslie A. Baril and the Baril Family Trust. The schedules to the Purchase Agreement and the exhibits thereto have been omitted. The Company will furnish supplementally to the
                    Commission any of the schedules or exhibits upon request
   10.15           DFG Holdings, Inc. Stock Incentive Plan****
   10.16           Termination Agreement, dated June 30, 1997 re: Donald F. Gayhardt, Jr.****
   10.17           Pledge and Security Agreement, dated as of December 18, 1998, among the Company, Wells
                    Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 10.17 to the Registrant's
                    Statement on Form 10Q (Registration #333-18221) declared effective December 31, 1998)
   10.18           Subordination Agreement, dated as of December 18, 1998, among the Company, DFG Holdings,
                    Inc., and Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 10.18 to the
                    Registrant's Statement on Form 10Q (Registration #333-18221) declared effective December
                    31, 1998)
   10.19           Supplemental Security Agreement (Trademarks), dated as of December 18, 1998, among the
                    Company and Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 10.19 to the
                    Registrant's Statement on Form 10Q (Registration #333-18221) declared effective December
                    31, 1998)
   10.20           Purchase Agreement, dated as of December 18, 1998, among the Company, GS Mezzanine
                    Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P. Bridge
                    Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged
                    Investment Fund II, L.P., relating the the $20,000,000 aggregate principal amount of 10
                    7/8% Senior Subordinated Notes Due 2006 (Incorporated by reference to Exhibit 10.20 to the
                    Registrant's Statement on Form 10Q (Registration #333-18221) declared effective December
                    31, 1998)
   10.21           Exchange and Registration Rights Agreement, dated as of December 18, 1998, among the
                    Company, GS Mezzanine Partners, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners
                    Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares
                    Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., relating to the $20,000,000 aggregate principal amount of 10 7/8% Senior Subordinated Notes Due 2006
                    (Incorporated by reference to Exhibit 10.21 to the Registrant's Statement on Form 10Q
                    (Registration #333-18221) declared effective December 31, 1998)
   10.22           Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of the Company
                    (Incorporated by reference to Exhibit 10.22 to the Registrant's Statement on Form 10Q
                    (Registration #333-18221) declared effective December 31, 1998)
   10.23           Pledge Agreement, dated December 18, 1998, between the Company and Jeffrey Weiss
                    (Incorporated by reference to Exhibit 10.23 to the Registrant's Statement on Form 10Q
                    (Registration #333-18221) declared effective December 31, 1998)

 (a)(3) Exhibits
   Exhibit No.                                         Description of Document
 ---------------                                       -----------------------
   10.24           Agreement for the sale and purchase of shares of Instant Cash Loans, LTD. dated February
                    10, 1999 with Dollary Financial Group, Inc., DFG Acquisition, LTD., Henry Hallam, Rachel
                    Hallam and shareholders signatory thereto (Incorporated by reference to Exhibit 10.24 of the Registrant's Form 8K/A filed April 26, 1999, declared effective February 25, 1999)
   10.25           Purchase Agreement dated February 17, 1999 by and among National Money mart Company (a subsidiary of Dollar Financial Group, Inc.), King Mortgage LTD. and Denis Wilner to
                    purchase the remaining 86.5% partnership interest in Calgary Money Mart Partnership
                    (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 8K/A filed April 26,
                    1999, declared effective February 25, 1999)
   21.1            Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the
                    Registrant's Statement on Form 10Q (Registration #333-18221) declared effective December
                    31, 1998)
   27.1            Financial Data Schedule for the fiscal year ended June 30, 1999, which is being submitted electronically to the Securities and Exchange Commission for information purposes only**

___________________
* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.
**   Filed herewith.
*** Filed previously. Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.
**** Filed previously.

(b)  Financial Statement Schedules

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 28, 1999.


                                        DOLLAR FINANCIAL GROUP, INC.


                                        By:  /s/ RICHARD S. DORFMAN
                                             ----------------------
                                               Richard S. Dorfman
                                             Executive Vice President
                                           and Chief Financial Officer


                         DOLLAR FINANCIAL GROUP, INC.

            Signature                                Title                                Date
            ---------                                -----                                ----
      /s/ JEFFREY A. WEISS              Chairman of the Board of Directors,          September 28, 1999
-----------------------------------
        Jeffrey A. Weiss                President, and Chief Executive Officer
                                        (principal executive officer)

    /s/ RICHARD S. DORFMAN              Executive Vice President and Chief           September 28, 1999
-----------------------------------
      Richard S. Dorfman                Financial Officer (principal financial and
                                        accounting officer)