Form 10-Q
period 1999-09-30
DOLLAR FINANCIAL GROUP INC
filed 1999-11-15
CIK 1028643

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                              ___________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from _____ to _____

                       Commission file number 333-18221

                         DOLLAR FINANCIAL GROUP, INC.
            (Exact Name of Registrant as Specified in Its Charter)

           NEW YORK                                13-2997911
  (State or Other Jurisdiction of       (I.R.S.Employer Identification No.)
  Incorporation or Organization)

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

     Indicate by check 3 whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ___
                                               ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 100
                                                   -----

                         DOLLAR FINANCIAL GROUP, INC.
                                     INDEX




PART I.          FINANCIAL INFORMATION                                                           Page No.
                                                                                                 --------
Item 1.    Financial Statements

           Interim Consolidated Balance Sheets as of June 30, 1999
           and September 30, 1999 (unaudited)..........................................                  3

           Interim Unaudited Consolidated Statements of Operations for the Three
           Months Ended September 30, 1998 and 1999....................................                  4

           Interim Unaudited Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1998 and 1999...........................................                  5

           Notes to Interim Unaudited Consolidated Financial Statements................                  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................                 14

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk...........................................................                 21


PART II.         OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................                 22

Item 2.    Changes in Securities and Use of Proceeds...................................                 22

Item 3.    Defaults Upon Senior Securities.............................................                 22

Item 4.    Submission of Matters to a Vote of Security Holders.........................                 22

Item 5.    Other Information...........................................................                 22

Item 6.    Exhibits and Reports on Form 8-K............................................                 22


                                    PART I.
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         DOLLAR FINANCIAL GROUP, INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                June 30,                 September 30,
                                                                                  1999                        1999
                                                                       -----------------------     -----------------------
ASSETS                                                                                                    (unaudited)

Cash and cash equivalents..........................................                   $ 65,782                    $ 55,823
Accounts receivable................................................                      9,854                      10,757
Income taxes receivable............................................                      2,587                         853
Prepaid expenses...................................................                      2,174                       3,841
Notes receivable - officers........................................                      2,851                       3,057
Due from parent....................................................                          -                         204
Property and equipment, net of accumulated depreciation
  of $7,546 and $8,435.............................................                     12,754                      17,381
Cost assigned to contracts acquired, net of accumulated
  amortization of $581 and $606....................................                        104                          86
Cost in excess of net assets acquired, net of accumulated
  amortization of $11,232 and $12,404..............................                     96,125                     104,711
Covenants not to compete, net of accumulated amortization
  of $1,295 and $1,366.............................................                        407                         336
Debt issuance costs, net of accumulated amortization of
  $1,917 and $2,301................................................                      9,416                       9,163
Other..............................................................                      1,655                       2,017
                                                                       -----------------------     -----------------------
                                                                                      $203,709                    $208,229
                                                                       =======================     =======================

LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable...................................................                   $ 12,040                    $ 12,595
Other payables.....................................................                          -                         431
Income taxes payable...............................................                      2,483                       2,016
Advance from money transfer agent..................................                      2,000                       2,000
Accrued expenses...................................................                      4,868                       6,016
Accrued interest payable...........................................                      3,162                       5,986
Deferred tax liability.............................................                         78                          78
Due to parent......................................................                        578                           -
Revolving credit facilities........................................                     12,162                       7,852
10-7/8 % Senior Notes due 2006.....................................                    109,190                     109,190
Long term debt and subordinated notes payable......................                     20,814                      23,493
Shareholder's equity:
  Common stock, $1 par value: 20,000 shares
  authorized; 100 shares issued and outstanding at
  June 30, 1999 and September 30, 1999.............................                          -                           -
Additional paid-in capital.........................................                     50,824                      50,824
Accumulated deficit................................................                    (11,224)                     (9,600)
Accumulated other comprehensive loss...............................                     (3,266)                     (2,652)
                                                                       -----------------------     -----------------------
  Total shareholder's equity.......................................                     36,334                      38,572
                                                                       -----------------------     -----------------------
                                                                                      $203,709                    $208,229
                                                                       =======================     =======================

       See notes to interim unaudited consolidated financial statements.

                         DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)


                                                                         Three Months Ended
                                                                           September 30,
                                                           --------------------------------------------
                                                                   1998                     1999
                                                           -------------------      -------------------

Revenues..........................................                     $27,091                  $34,832

Store and regional expenses:
   Salaries and benefits..........................                       8,499                   10,239
   Occupancy......................................                       2,389                    2,928
   Depreciation...................................                         479                      884
   Other..........................................                       5,927                    7,229
                                                           -------------------      -------------------
Total store and regional expenses.................                      17,294                   21,280
Corporate expenses................................                       3,247                    4,540
Loss on store closings and sales..................                          25                       44
Other depreciation and amortization...............                       1,411                    1,478
Interest expense..................................                       3,227                    4,170
                                                           -------------------      -------------------
Income before income taxes........................                       1,887                    3,320
Income tax provision..............................                       1,107                    2,108
                                                           -------------------      -------------------
Net income........................................                     $   780                  $ 1,212
                                                           ===================      ===================

       See notes to interim unaudited consolidated financial statements.

                         DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                               Three  Months Ended
                                                                                                  September 30,
                                                                              --------------------------------------------------
                                                                                        1998                       1999
                                                                              ---------------------     ------------------------
Cash flows from operating activities:
Net income...............................................................                   $   780                     $  1,212
Adjustments to reconcile net income to
   cash provided by operating activities:
      Depreciation and amortization......................................                     2,046                        2,747
      Loss on store closings and sales...................................                        25                           44
      Change in assets and liabilities (net of effect of acquisitions):
           Decrease in accounts receivable and income taxes receivable...                     1,107                        3,241
           Decrease (increase) in prepaid expenses and other.............                       184                         (431)
           Increase in accounts payable, other payables, income taxes
             payable, accrued expenses and accrued interest payable......                     1,494                          767

                                                                              ---------------------     ------------------------
Net cash provided by operating activities................................                     5,636                        7,580
Cash flows from investing activities:
  Acquisitions, net of cash acquired.....................................                       (20)                     (10,960)
  Additions to property and equipment....................................                      (639)                      (2,519)
                                                                              ---------------------     ------------------------
Net cash used in investing activities....................................                      (659)                     (13,479)
Cash flows from financing activities:
  Other debt payments....................................................                        (6)                        (838)
  Net decrease in revolving credit facilities............................                         -                       (4,508)
  Proceeds from long term debt...........................................                         -                        1,893
  Payment of debt issuance costs.........................................                         -                         (131)
  Payments of financed insurance premiums................................                       (10)                           -
  Net decrease in due to parent..........................................                         -                         (782)
                                                                              ---------------------     ------------------------
Net cash used in financing activities....................................                       (16)                      (4,366)
Effect of exchange rate changes on cash and cash equivalents.............                      (514)                         306
                                                                              ---------------------     ------------------------
Net increase (decrease) in cash and cash equivalents.....................                     4,447                       (9,959)
Cash and cash equivalents at beginning of period.........................                    55,501                       65,782
                                                                              ---------------------     ------------------------
Cash and cash equivalents at end of period...............................                   $59,948                     $ 55,823
                                                                              =====================     ========================

       See notes to interim unaudited consolidated financial statements.

                         DOLLAR FINANCIAL GROUP, INC.

         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of September 30, 1999. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 506 (of which 420 are company owned) locations operating as Any Kind Check Cashing Centers(R), Cash A Cheque, Check Mart(R), Financial Exchange Company(R), Money Mart(R), The Money Shop and Loan Mart in thirteen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, consumer loans and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to approximately 1,200 retail locations throughout the State of New York.

                         DOLLAR FINANCIAL GROUP, INC.

2. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION

The Company's payment obligations under the 10 7/8% Senior Notes due November 2006 ("Senior Notes") and Senior Subordinated Notes due 2006 ("Senior Subordinated Notes") are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries (the "Guarantors"). The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's new revolving credit facility and any successor credit facilities. Pursuant to the Senior Notes or Senior Subordinated Notes, every direct and indirect wholly owned subsidiary of the Company serves as a guarantor of the Senior Notes and Senior Subordinated Notes.

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the consolidating balance sheet at September 30, 1999, and the consolidating statements of operations and cash flows for the three month period ended September 30, 1999 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                         DOLLAR FINANCIAL GROUP, INC.

                          CONSOLIDATING BALANCE SHEET
                              September 30, 1999
                                (In thousands)



                                                            Dollar          Domestic     Foreign
                                                           Financial       Subsidiary   Subsidiary
                                                           Group Inc.      Guarantors   Guarantors    Eliminations     Consolidated
                                                           ----------      ----------   ----------    ------------     ------------
                        ASSETS
Cash and cash equivalents..............................      $  1,460         $30,614    $23,749                          $ 55,823
Accounts receivable....................................         8,368           4,166      6,322            (8,099)         10,757
Income taxes receivable................................           326             527          -                               853
Prepaid expenses.......................................           259           1,526      2,056                             3,841
Notes receivable-officers..............................         2,851               -        206                             3,057
Due from affiliates....................................        72,012               -          -           (72,012)              -
Due from parent........................................           204               -          -                               204
Property and equipment, net............................         2,230           6,961      8,190                            17,381
Cost assigned to contracts acquired, net...............             -              86          -                                86
Cost in excess of net assets acquired, net.............             -          54,964     49,747                           104,711
Covenants not to compete, net..........................             -             317         19                               336
Debt issuance costs, net...............................         9,163               -          -                             9,163
Investment in subsidiaries.............................        87,789               -          -           (87,789)              -
Other..................................................           523             453      1,041                             2,017
                                                           ----------       ---------   --------      ------------     ----------
                                                             $185,185         $99,614    $91,330        $ (167,900)       $208,229
                                                           ==========       =========   ========      ============      ==========


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable.......................................    $        -         $ 6,045    $ 6,550                          $ 12,595
Other payables.........................................             -               -        431                               431
Income taxes payable...................................            24               1      1,991                             2,016
Advance from money transfer agent......................         2,000               -          -                             2,000
Accrued expenses.......................................         1,965           1,488      2,563                             6,016
Accrued interest payable...............................         4,991             995      8,099            (8,099)          5,986
Deferred tax liability.................................            78               -          -                                78
Due to affiliates......................................             -          17,170     54,842           (72,012)              -
Revolving credit facilities............................         7,500               -        352                             7,852
10-7/8% Senior Notes due 2006..........................       109,190               -          -                           109,190
Long term debt and subordinated notes payable..........        20,000           2,642        851                            23,493
                                                           ----------       ---------   --------      ------------       ---------
                                                              145,748          28,341     75,679           (80,111)        169,657


Shareholder's equity:
Common stock...........................................             -               -          -                                  -
Additional paid-in capital.............................        50,824          46,614     10,797           (57,411)          50,824
(Accumulated deficit) retained earnings................        (9,600)         24,659      5,719           (30,378)          (9,600)
Accumulated other comprehensive loss...................        (1,787)              -       (865)                            (2,652)
                                                           ----------       ---------   --------      ------------       ----------
Total shareholder's equity.............................        39,437          71,273     15,651           (87,789)          38,572
                                                           ----------       ---------   --------      ------------       ----------
                                                             $185,185         $99,614    $91,330        $ (167,900)        $208,229
                                                           ==========       =========   ========      ============       ==========

                         DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     Three Months Ended September 30, 1999
                                (In thousands)



                                                                      Dollar     Domestic      Foreign
                                                                    Financial   Subsidiary    Subsidiary
                                                                   Group, Inc.  Guarantors    Guarantors  Eliminations  Consolidated
                                                                 -------------  ----------    ----------  ------------  ------------
Revenues.....................................................          $     2     $21,541       $13,289      $      -       $34,832
Store and regional expenses:
   Salaries and benefits.....................................                -       6,788         3,451             -        10,239
   Occupancy.................................................                -       1,909         1,019             -         2,928
   Depreciation..............................................                -         493           391             -           884
   Other.....................................................                -       4,825         2,404             -         7,229
                                                                    ----------    --------       -------      --------   -----------
Total store and regional expenses............................                -      14,015         7,265             -        21,280

Corporate expenses...........................................            3,218           -         1,322             -         4,540
Management fees..............................................             (303)          -           303             -             -
Loss on store closings and sales.............................               25           -            19             -            44
Other depreciation and amortization..........................              154         952           372             -         1,478
Interest expense.............................................            3,148          59           963             -         4,170
                                                                    ----------    --------       -------      --------   -----------
(Loss) income before income taxes............................           (6,240)      6,515         3,045             -         3,320
Income tax provision.........................................            1,237           -           871             -         2,108
                                                                    ----------    --------       -------      --------   -----------
(Loss) income before equity in net income of subsidiaries....           (7,477)      6,515         2,174             -         1,212
Equity in net income of subsidiaries:
Domestic subsidiary guarantors...............................            6,515           -             -        (6,515)            -
Foreign subsidiary guarantors................................            2,174           -             -        (2,174)            -
                                                                    ----------    --------       -------      --------   -----------
Net income...................................................          $ 1,212     $ 6,515       $ 2,174      $ (8,689)      $ 1,212
                                                                    ==========    ========       =======      ========   ===========

                         DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     Three months ended September 30, 1999
                                (In thousands)


                                                               Dollar         Domestic     Foreign
                                                               Financial     Subsidiary   Subsidiary
                                                               Group, Inc.   Guarantors   Guarantors   Eliminations    Consolidated
                                                               -----------   ----------   ----------   ------------    ------------
Cash flows from operating activities:
Net income...................................................      $ 1,212     $ 6,515     $  2,174        $(8,689)        $  1,212
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..................       (8,689)          -            -          8,689                -
       Depreciation and amortization.........................          542       1,441          764              -            2,747
       Loss on store closings and sales......................           25           -           19              -               44
       Change in assets and liabilities (net of effect of
       acquisitions):
         Decrease in accounts receivable and income taxes
           receivable........................................        1,564          79          668            930            3,241
         Decrease (increase) in prepaid expenses and other...          402        (244)        (589)             -             (431)
         Increase (decrease) in accounts payable, other
           payables, income  taxes payable, accrued expenses
           and accrued interest payable......................        3,451      (3,413)       1,659           (930)             767
                                                               -----------   ---------    ---------       --------        ---------
Net cash (used in) provided by operating activities..........       (1,493)      4,378        4,695              -            7,580

Cash flows from investing activities:
         Acquisitions, net of cash acquired..................            -           -      (10,960)             -          (10,960)
         Additions to property and equipment.................         (289)       (870)      (1,360)             -           (2,519)
         Net decrease in due from affiliates.................        2,128           -            -         (2,128)               -
                                                               -----------   ---------    ---------       --------        ---------
Net cash provided by (used in) investing activities..........        1,839        (870)     (12,320)        (2,128)         (13,479)

Cash flows from financing activities:
         Other debt payments.................................            -          (3)        (835)             -             (838)
         Net decrease in revolving credit facilities.........       (3,000)          -       (1,508)             -           (4,508)
         Proceeds from long term debt........................        1,893           -            -              -            1,893
         Payments of debt issuance costs.....................         (131)          -            -              -             (131)
         Net decrease in due to affiliates and parent........         (782)     (1,947)        (181)         2,128             (782)
                                                               -----------   ---------    ---------       --------        ---------
Net cash used in financing activities........................       (2,020)     (1,950)      (2,524)         2,128           (4,366)
Effect of exchange rate changes on cash and cash
         equivalents.........................................            -           -          306              -              306
                                                               -----------   ---------    ---------       --------        ---------
Net (decrease) increase in cash and cash equivalents.........       (1,674)      1,558       (9,843)             -           (9,959)
Cash and cash equivalents at beginning of period.............        3,134      29,056       33,592              -           65,782
                                                               -----------   ---------    ---------       --------        ---------
Cash and cash equivalents at end of period...................      $ 1,460     $30,614     $ 23,749        $     -         $ 55,823
                                                               ===========   =========    =========       ========        =========

                         DOLLAR FINANCIAL GROUP, INC.

3.   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive (loss) income for the periods stated:

                                                            Three Months Ended
                                                               September 30,
                                                   -------------------------------------
                                                       1998                      1999
                                                   -----------               -----------
  Net income                                         $   780                    $1,212
  Foreign currency translation adjustment             (1,196)                      614
                                                   ---------                 -----------
  Total comprehensive (loss) income                    ($416)                   $1,826
                                                   =========                 ===========


4.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                 United                                United
                                                 States           Canada               Kingdom               Total
                                                 -----------------------------------------------------------------
  As of and for the three months
  ended September 30, 1998

  Identifiable assets                             $122,522         $44,062              $    -            $166,584
  Sales to unaffiliated customers                   20,346           6,745                    -             27,091

  Income before income taxes                           194           1,693                    -              1,887
  Income tax provision                                 191             916                    -              1,107
                                                 -----------------------------------------------------------------
  Net income                                             3             777                    -                780
                                                 =================================================================
  As of and for the three months
  ended September 30, 1999

  Identifiable assets                              116,899          56,200               35,130            208,229
  Sales to unaffiliated customers                   21,543           9,139                4,150             34,832

  Income before income taxes                           275           1,999                1,046              3,320
  Income tax provision                               1,237             571                  300              2,108
                                                 -----------------------------------------------------------------
  Net (loss) income                               $   (962)        $ 1,428              $   746           $  1,212
                                                 =================================================================

                         DOLLAR FINANCIAL GROUP, INC.

5. ACQUISITIONS

On February 10, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Instant Cash Loans Limited ("ICL") which operated eleven stores in the United Kingdom. The aggregate purchase price for this acquisition was $12.6 million, consisting of $9.4 million in cash and a profit-based earn out of up to $3.2 million payable over two years, plus initial working capital of $2.0 million. The Company issued $11.4 million of its Senior Subordinated Notes to fund the purchase. The excess of the purchase price over the fair value of identifiable net assets acquired was $8.3 million.

On February 17, 1999, the Company purchased the remaining 86.5% partnership interest in its Calgary Money Mart Partnership ("Calgary"). Calgary operated six stores in Alberta, Canada. The aggregate purchase price for this acquisition was $5.6 million. To fund the purchase, the Company issued $5.6 million of its Senior Subordinated Notes. The excess of the purchase price over the fair value of identifiable net assets acquired was $5.2 million.

On July 7, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operates 44 company owned stores in the United Kingdom. The aggregate purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and $1.9 million of the Company's Senior Subordinated Notes. The agreement also includes a maximum potential contingent payment to the sellers of $16.6 million based on future levels of profitability.

The following unaudited pro forma information for the three months ended September 30, 1998 and 1999 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect the amortization of intangible assets arising from the acquisitions, increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of ICL, Calgary and CAC. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                 Three Months Ended
                                                   September 30,
                                                    (Unaudited)
                                              -----------------------
                                              1998               1999
                                              -------         -------
                                              (dollars in thousands)
Revenues                                      $30,709         $34,991
Net income                                    $   988         $ 1,245

                          DOLLAR FINANCIAL GROUP, INC.

                         SUPPLEMENTAL STATISTICAL DATA

                                                                               September 30,
Company Operating Data:                                                 1998                  1999
                                                                     ----------            ---------
Stores in operation:
   Company-Owned.................................................           347                  420
   Franchised Stores.............................................            80                   86
                                                                         ------               ------
Total............................................................           427                  506
                                                                         ======               ======
-------------------------------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                 September 30,
                                                                     ----------------------------------
Operating Data:                                                         1998                  1999
                                                                     ----------            ------------

Face amount of checks cashed (in millions).......................        $  552                $  612
Face amount of average check.....................................        $  279                $  317
Face amount of average check (excluding Canada and the United
 Kingdom)........................................................        $  292                $  342

Average fee per check............................................        $ 8.62                $10.95
Number of checks cashed (in thousands)...........................         1,980                 1,927
Adjusted EBITDA/1/...............................................        $7,130                $9,831
Adjusted EBITDA Margin/1/........................................          26.3 %                28.2 %

-------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                 September 30,
                                                                     ----------------------------------
Collections Data:                                                       1998                  1999
                                                                     ----------            ------------

Face amount of returned checks (in thousands)....................        $4,096                $5,054
Collections (in thousands).......................................         2,990                 3,641
                                                                         ------                ------
Net write-offs (in thousands)....................................        $1,106                $1,413
                                                                         ======                ======

Collections as a percentage of
   returned checks...............................................          73.0 %                72.0 %
Net write-offs as a percentage of
   check cashing revenues........................................           6.5 %                 6.7 %
Net write-offs as a percentage of the
   face amount of checks cashed..................................            .25%                  .23%

/1/Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, noncash charges and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.
______________________

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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at September 30, 1999 and the results of operations for the three months ended September 30, 1999 and 1998. The results for the three months ended September 30, 1999 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

In fiscal year 1999, DFG Holdings Inc. ("Holdings"), entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") controlled by Green Equity Investors II, L.P., and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). In the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. The Merger was accounted for as a recapitalization of Holdings.


Acquisitions

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

On July 7, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operates 44 company owned stores in the United Kingdom. The aggregate purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash and the Company's revolving credit facility. The agreement also includes a maximum potential contingent payment to the sellers of $16.6 million based on future levels of profitability.

All of the acquisitions described above (collectively, the "Acquisitions") have been accounted for under the purchase method of accounting. Therefore, the historical results of operations include the revenues and expenses of all the acquired companies since their respective dates of acquisition.

RESULTS OF OPERATIONS

Revenue Analysis

                                                               Three Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------

                                                                                          (Percentage of
                                                   ($ in thousands)                       Total Revenue)
                                           -------------------------------     ----------------------------------
                                                1998              1999               1998                 1999
                                           ------------      -------------     -------------         ------------


Check cashing.........................          $17,063            $21,100           63.0%                60.6%
Cash 'Til Payday(R) origination fees..            3,500              6,309           12.9                 18.1
Government services...................            1,592              1,640            5.9                  4.7
Other revenue.........................            4,936              5,783           18.2                 16.6
                                           ------------      -------------        -------              -------
Total revenue.........................          $27,091            $34,832          100.0%               100.0%
                                           ============      =============        =======              =======

-----------------------------------------------------------------------------------------------------------------

QUARTER COMPARISON

Total revenues were $34.8 million for the three months ended September 30, 1999 compared to $27.1 million for the three months ended September 30, 1998, an increase of $7.7 million or 28.4%. The Acquisitions accounted for an increase of $4.8 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $2.7 million or 10.8%. Check cashing revenue increased 5.0%, Cash 'Til Payday(R) origination fees increased 54.1% and other revenues increased 5.8%. Partially offsetting this increase, however, was a 34.3% decline in revenues from government services. The decrease in revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and due to the implementation of electronic benefits transfer systems (sometimes referred to as "EBT" systems). The Company receives revenue on its government contracts based primarily on the number of transactions it executes. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

Store and Regional Expense Analysis

                                                        Three Months Ended September 30,
-------------------------------------------------------------------------------------------------------------

                                                                                     (Percentage of
                                          ($ in thousands)                           total revenue)
                                ----------------------------------      -------------------------------------
                                      1998                1999                1998                  1999
                                --------------      --------------      -------------       -----------------


Salaries and benefits...........       $ 8,499             $10,239            31.4%                   29.4%
Occupancy.......................         2,389               2,928             8.8                     8.4
Depreciation....................           479                 884             1.8                     2.5
Other...........................         5,927               7,229            21.9                    20.8
                                 -------------      --------------        --------               ---------
Total store and regional
   expenses.....................       $17,294             $21,280            63.9%                   61.1%
                                ==============      ==============        ========               =========


-------------------------------------------------------------------------------------------------------------


QUARTER COMPARISON

Store and regional expenses were $21.3 million for the three months ended September 30, 1999 compared to $17.3 million for the three months ended September 30, 1998, an increase of $4.0 million or 23.1%. The Acquisitions accounted for an increase of $2.9 million For the three months ended September 30, 1999 total store and regional expenses decreased to 61.1% of total revenue compared to 63.9% of total revenue for the three months ended September 30, 1998 due to a continuous improvement in store level profitability and increased revenues.

Other Expense Analysis

                                                                Three Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------

                                                     ($ in thousands)                 (Percentage of revenues)
                                             ------------------------------     ---------------------------------
                                                 1998               1999              1998                1999
                                             -----------       ------------     --------------      -------------


Corporate expenses...........................     $3,247             $4,540               12.0%              13.0%
Loss on store closings
   and sales.................................         25                 44                 .1                 .1
Other depreciation and amortization..........      1,411              1,478                5.2                4.2
Interest expense.............................      3,227              4,170               11.9               12.0
Income taxes.................................      1,107              2,108                4.1                6.1

-----------------------------------------------------------------------------------------------------------------

QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $4.5 million for the three months ended September 30, 1999 compared to $3.2 million for the three months ended September 30, 1998, an increase of $1.3 million. The Acquisitions accounted for $500,000 of the increase. Additional costs, primarily salaries and benefits, have been incurred as a result of the implementation of various strategic initiatives including full roll-out of the Cash 'Til Payday(R) loan product and the opening of Loan Mart(TM) stores, which offer only Cash 'Til Payday(R) unsecured short-term loans.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $1.5 million and $1.4 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $100,000. The increase resulted primarily from the amortization expense of goodwill associated with the Acquisitions.

Interest Expense

Interest expense was $4.2 million for the three months ended September 30, 1999 and was $3.2 million for the three months ended September 30, 1998, an increase of $1.0 million or 31.3%. This increase is primarily attributable to the increase in borrowings from the merger.

Income Taxes

The provision for income taxes was $2.1 million for the three months ended September 30, 1999 compared to $1.1 million for the three months ended September 30, 1998, an increase of $1.0 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 1999, cash and cash equivalents decreased $10.0 million and the revolving credit facilities decreased $4.3 million due to the net activity of cash generated by operations of $7.6 million and the acquisition of CAC in the United Kingdom.

Accrued interest increased due to the timing of the semi-annual interest payment on the 10 7/8% Senior Notes due in November 2006 (the "Senior Notes") and the Senior Subordinated Notes due 2006 ("Senior Subordinated Notes").

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance loan store expansion. For the three months ended September 30, 1999 and 1998, the Company had net cash provided by operating activities of $7.6 million and $5.6 million, respectively, which cash was used for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology and acquisitions. For the three months ended September 30, 1999, the Company had made capital expenditures of $2.5 million. The actual amount of capital expenditures will depend in part upon the number of new stores acquired and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $9.7 million during its fiscal year ending June 30, 2000, for remodeling and relocation of certain existing stores and for opening new stores.

The Company's credit agreement provides for a revolving credit facility of up to $70 million. The borrowings under the revolving credit facility as of September 30, 1999 were $7.5 million. In August 1999, the Company issued the remaining $1.9 million of its Senior Subordinated Notes to fund the acquisition of CAC. The Senior Notes, Senior Subordinated Notes and the new revolving credit facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has an overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.6 million, with no outstanding balance as of September 30, 1999. In conjunction with the purchase of ICL, the Company established an overdraft credit facility to fund working capital needs for its United Kingdom operations. The overdraft facility provides for up to $1.6 million and had $200,000 outstanding as of September 30, 1999. The Company also established an overdraft credit facility of $6.6 million with its acquisition of CAC, which had no outstanding balance as of September 30, 1999.

The Company is highly leveraged, and borrowings under the new revolving credit facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and Senior Subordinated Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and an expansion of the Cash 'Til Payday Loan(R) Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes and Senior Subordinated Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

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

Based on assessments in 1998, the Company determined that it would be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue will not have a material impact on the operations of the Company since the Company is not significantly dependent on technology to provide services to its customers.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that hardware systems could be affected. However, the Company has determined that these systems will not present a material exposure as it relates to the Company's service to its customers.

Timetable for Completion of Each Remaining Phase Progress in Becoming Year 2000 Compliant

The remediation and testing of hardware systems will be completed by December 1999. Full implementation is expected to be completed by the end of December 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

To date, the Company is not aware of any external agent that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external vendors will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion would not materially impact the Company.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15,
200. The Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's future earnings and financial position.

Cautioning Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There were no material changes for Quantitative and Qualitative Disclosures About Market Risk from the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material changes for Legal Proceedings from the Company's audited financial statements in its Annual Report of Form 10-K for the fiscal year ended June 30, 1999.

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

             27.1        Financial Data Schedule


(b)      Reports on Form 8-K

                     During the three month period ending September 30, 1999, the Registrant filed a report on Form 8K dated July 22, 1999 with an amended Form 8K filed on September 20, 1999, reporting an Item 2 event (Acquisition or Disposition of Assets) and an Item 7 event (Financial Statements and Exhibits).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DOLLAR FINANCIAL GROUP, INC.


Dated:  November 15, 1999           *By:    /s/ Richard S. Dorfman
                                        ----------------------------
                                          Name:   Richard S. Dorfman
                                          Title:  Executive Vice President and
                                                  Chief Financial Officer,
                                                  (principal financial and
                                                  chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.