Form 10-Q
period 1999-12-31
DOLLAR FINANCIAL GROUP INC
filed 2000-02-14
CIK 1028643

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                              ___________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from _____ to _____

                       Commission file number 333-18221

                         DOLLAR FINANCIAL GROUP, INC.
            (Exact Name of Registrant as Specified in Its Charter)

             NEW YORK                                   13-2997911
 (State or Other Jurisdiction of            I.R.S. Employer Identification No.)
 Incorporation or Organization)


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

          Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X           No
                                               ________         _______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes              No
                           _______        _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 100
                                                           ------

                         DOLLAR FINANCIAL GROUP, INC.
                                     INDEX


PART I.        FINANCIAL INFORMATION                                                          Page No.
                                                                                              --------
Item 1.    Financial Statements

           Interim Consolidated Balance Sheets as of June 30, 1999
           and December 31, 1999 (unaudited).............................................            3

           Interim Unaudited Consolidated Statements of Operations for the Three and Six
           Months Ended December 31, 1998 and 1999.......................................            4

           Interim Unaudited Consolidated Statements of Cash Flows for the Six Months
           Ended December 31, 1998 and 1999..............................................            5

           Notes to Interim Unaudited Consolidated Financial Statements..................            6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................           15

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk.............................................................           22


PART II.       OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................           23

Item 2.    Changes in Securities and Use of Proceeds.....................................           23

Item 3.    Defaults Upon Senior Securities...............................................           23

Item 4.    Submission of Matters to a Vote of Security Holders...........................           23

Item 5.    Other Information.............................................................           23

Item 6.    Exhibits and Reports on Form 8-K..............................................           23

                                    PART I.
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         DOLLAR FINANCIAL GROUP, INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                June 30,                  December 31,
                                                                                  1999                        1999
                                                                       -----------------------     -----------------------
ASSETS                                                                                                    (unaudited)
Cash and cash equivalents..........................................               $ 65,782                     $ 68,278
Accounts receivable................................................                  9,854                       12,681
Income taxes receivable............................................                  2,587                            -
Prepaid expenses...................................................                  2,174                        4,990
Notes receivable - officers........................................                  2,851                        2,921
Due from parent....................................................                      -                          542
Property and equipment, net of accumulated depreciation
   of $7,546 and $10,843...........................................                 12,754                       19,691
Cost assigned to contracts acquired, net of accumulated
 amortization of $581 and $618.....................................                    104                           74
Cost in excess of net assets acquired, net of accumulated
 amortization of $11,232 and $13,947...............................                 96,125                      114,230
Covenants not to compete, net of accumulated amortization
   of $1,295 and $1,431............................................                    407                          278
Debt issuance costs, net of accumulated amortization of
        $1,917 and $2,590..........................................                  9,416                        9,097
Other..............................................................                  1,655                        1,630
                                                                                 ---------                    ---------
                                                                                  $203,709                     $234,412
                                                                                 =========                    =========

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable...................................................               $ 12,040                     $ 14,001
Income taxes payable...............................................                  2,483                        3,296
Advance from money transfer agent..................................                  2,000                        2,000
Accrued expenses...................................................                  4,868                       10,946
Accrued interest payable...........................................                  3,162                        1,518
Deferred tax liability.............................................                     78                           78
Due to parent......................................................                    578                            -
Revolving credit facilities........................................                 12,162                       32,566
10-7/8 % Senior Notes due 2006.....................................                109,190                      109,190
Long term debt and subordinated notes payable......................                 20,814                       20,509
Shareholder's equity:
   Common stock, $1 par value: 20,000 shares
   authorized; 100 shares issued and outstanding at
   June 30, 1999 and December 31, 1999.............................                      -                            -
Additional paid-in capital.........................................                 50,824                       50,824
Accumulated deficit................................................                (11,224)                      (9,112)
Accumulated other comprehensive loss...............................                 (3,266)                      (1,404)
                                                                                 ---------                    ---------
   Total shareholder's equity......................................                 36,334                       40,308
                                                                                 ---------                    ---------
                                                                                  $203,709                     $234,412
                                                                                 =========                     ========

       See notes to interim unaudited consolidated financial statements.

                         DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)


                                                             Three Months Ended                          Six Months Ended
                                                                 December 31,                               December 31,
                                                   --------------------------------------     --------------------------------------
                                                          1998                 1999                  1998                 1999
                                                   --------------------------------------     --------------------------------------

Revenues..........................................          $28,929             $39,881               $56,020              $74,713

Store and regional expenses:
   Salaries and benefits..........................            8,527              11,479                17,026               21,718
   Occupancy......................................            2,273               3,141                 4,662                6,069
   Depreciation...................................              526               1,068                 1,005                1,952
   Other..........................................            5,917               9,246                11,844               16,475
                                                       ------------          ----------           -----------           ----------
Total store and regional expenses.................           17,243              24,934                34,537               46,214
Corporate expenses................................            3,100               4,743                 6,346                9,283
Loss on store closings and sales..................               25                  27                    50                   71
Goodwill amortization.............................            1,135               1,483                 2,282                2,659
Other depreciation and amortization...............              277                 351                   541                  653
Recapitalization costs and other non-recurring
 items............................................           12,575                 133                12,575                  133
Interest expense..................................            3,271               4,246                 6,498                8,416
                                                       ------------          ----------           -----------           ----------
(Loss) income before income taxes and
 extraordinary item...............................           (8,697)              3,964                (6,809)               7,284
Income tax (benefit) provision....................           (1,470)              3,064                  (363)               5,172
                                                       ------------          ----------           -----------           ----------
(Loss) income before extraordinary item...........           (7,227)                900                (6,446)               2,112
Extraordinary loss on debt extinquishment (net of
   income tax benefit of $45).....................               85                   -                    85                    -
                                                       ------------          ----------           -----------           ----------
Net (loss) income.................................          $(7,312)            $   900               $(6,531)             $ 2,112
                                                       ============          ==========           ===========           ==========

       See notes to interim unaudited consolidated financial statements.

                         DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           Six  Months Ended
                                                                                              December 31,
                                                                              -------------------------------------------
                                                                                    1998                        1999
                                                                              ---------------              --------------
Cash flows from operating activities:
Net (loss) income.....................................................            $   (6,531)                  $   2,112
Adjustments to reconcile net (loss) income to
  cash provided by operating activities:
   Depreciation and amortization......................................                 4,164                       5,932
   Loss on store closings and sales...................................                    50                          71
   Noncash recapitalization costs.....................................                 9,883                         133
   Extraordinary loss on debt extinguishment (net of income tax
     benefit of $45)..................................................                    85                           -
   Change in assets and liabilities (net of effect of acquisitions):
     (Increase) decrease in accounts receivable and income taxes
      receivable......................................................                (6,771)                      1,267

     Increase in prepaid expenses and other...........................                   (97)                       (479)
     (Decrease) increase in accounts payable,  income taxes
      payable, accrued expenses and accrued interest payable..........                   (15)                        618
                                                                              ---------------              --------------
Net cash provided by operating activities.............................                   768                       9,654
Cash flows from investing activities:
 Acquisitions, net of cash acquired...................................                   (55)                    (21,258)
 Additions to property and equipment..................................                (2,356)                     (6,279)
                                                                              ---------------              --------------
Net cash used in investing activities.................................                (2,411)                    (27,537)
Cash flows from financing activities:
 Other debt payments..................................................                    (9)                       (866)
 Net increase in revolving credit facilities..........................                18,500                      20,404
 Proceeds from long term debt.........................................                     -                       1,893
 Payment of debt issuance costs.......................................                (7,133)                       (350)
 Advances to officers.................................................                (2,651)                        (64)
 Payments of financed insurance premiums..............................                   (10)                          -
 Net decrease in due to parent........................................                     -                      (1,120)
                                                                              ---------------              --------------
Net cash provided by financing activities.............................                 8,697                      19,897
Effect of exchange rate changes on cash and cash equivalents..........                  (576)                        482
                                                                              ---------------              --------------
Net increase in cash and cash equivalents.............................                 6,478                       2,496
Cash and cash equivalents at beginning of period......................                55,501                      65,782
                                                                              ---------------              --------------
Cash and cash equivalents at end of period............................            $   61,979                   $  68,278
                                                                              ===============              ==============



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

Reclassification

Certain prior year amounts have been reclassified to the current presentation.

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of December 31, 1999. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 770 (of which 456 are company owned) locations operating as Any Kind Check Cashing Centers, Cash A Cheque, Cash Centres, Check Mart(R), Financial Exchange Company(R), Money Mart(R), The Money Shop and Loan Mart(R) in thirteen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, consumer loans and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to approximately 1,200 retail locations throughout the State of New York.

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the consolidating balance sheet at December 31, 1999, and the consolidating statement of operations and cash flows for the six month period ended December 31, 1999 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                         DOLLAR FINANCIAL GROUP, INC.

                          CONSOLIDATING BALANCE SHEET
                               December 31, 1999
                                (In thousands)



                                                             Dollar        Domestic        Foreign
                                                            Financial     Subsidiary      Subsidiary
                                                            Group, Inc.    Guarantors     Guarantors    Eliminations    Consolidated
                                                           ------------   ------------   ------------  --------------   ------------
ASSETS
Cash and cash equivalents..............................        $  5,930      $ 36,245       $ 26,103                      $ 68,278
Accounts receivable....................................          10,410         4,326          7,050        (9,105)         12,681
Income taxes receivable................................               -           531              -          (531)              -
Prepaid expenses.......................................             601         1,550          2,839                         4,990
Notes receivable-officers..............................           2,851             -             70                         2,921
Due from affiliates....................................          78,285             -              -       (78,285)              -
Due from parent........................................             542             -              -                           542
Property and equipment, net............................           3,339         7,545          8,807                        19,691
Cost assigned to contracts acquired, net...............               -            74              -                            74
Cost in excess of net assets acquired, net.............               -        54,540         59,690                       114,230
Covenants not to compete, net..........................               -           278              -                           278
Debt issuance costs, net...............................           9,097             -              -                         9,097
Investment in subsidiaries.............................          98,475             -              -       (98,475)              -
Other..................................................             357           460            813                         1,630
                                                             -----------   -----------    -----------    -----------    -----------
                                                               $209,887      $105,549       $105,372     $(186,396)       $234,412
                                                             ===========   ===========    ===========    ===========    ===========


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable.......................................        $      -      $  8,913       $  5,088                      $ 14,001
Income taxes payable...................................             837             1          2,989          (531)          3,296
Advance from money transfer agent......................           2,000             -              -                         2,000
Accrued expenses.......................................           5,023         1,924          3,999                        10,946
Accrued interest payable...............................           1,518             -          9,105        (9,105)          1,518
Deferred tax liability.................................              78             -              -                            78
Due to parent..........................................               -             -              -                             -
Due to affiliates......................................               -        14,342         63,943       (78,285)              -
Revolving credit facilities............................          30,200             -          2,366                        32,566
10-7/8% Senior Notes due 2006..........................         109,190             -              -                       109,190
Long term debt and subordinated notes payable..........          20,000             -            509                        20,509
                                                             -----------   -----------    -----------    -----------    -----------
                                                                168,846        25,180         87,999       (87,921)        194,104


Shareholder's equity:
Common stock...........................................               -             -              -                             -
Additional paid-in capital.............................          50,824        46,614         10,797       (57,411)         50,824
(Accumulated deficit) retained earnings................          (9,112)       33,755          7,309       (41,064)         (9,112)
Accumulated other comprehensive loss...................            (671)            -           (733)                       (1,404)
                                                             -----------   -----------    -----------    -----------    -----------
Total shareholder's equity.............................          41,041        80,369         17,373       (98,475)         40,308
                                                             -----------   -----------    -----------    -----------    -----------
                                                               $209,887      $105,549       $105,372     $(186,396)       $234,412
                                                             ===========   ===========    ===========    ===========    ===========

                         DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      Six Months Ended December 31, 1999
                                (In thousands)



                                                                 Dollar         Domestic      Foreign
                                                                Financial      Subsidiary    Subsidiary
                                                                Group, Inc.    Guarantors    Guarantors   Eliminations  Consolidated
                                                               ------------   -----------   -----------  -------------  ------------
Revenues.....................................................     $   (164)      $45,507       $29,370                     $74,713
Store and regional expenses:
   Salaries and benefits.....................................            -        13,947         7,771                      21,718
   Occupancy.................................................            -         3,804         2,265                       6,069
   Depreciation..............................................            -         1,043           909                       1,952
   Other.....................................................            -        10,883         5,592                      16,475
                                                                 -----------  -----------   -----------    -----------  -----------
Total store and regional expenses............................            -        29,677        16,537                      46,214

Corporate expenses...........................................        6,470             -         2,813                       9,283
Management fees..............................................         (909)            -           909                           -
Loss (gain) on store closings and sales......................        1,844        (1,795)           22                          71
Goodwill amortization........................................            -         1,785           874                       2,659
Other depreciation and amortization..........................          356           112           185                         653
Recapitalization costs and other non-recurring items.........            -             -           133                         133
Interest expense.............................................        6,306           116         1,994                       8,416
                                                                 -----------  -----------   -----------    -----------  -----------
(Loss) income before income taxes............................      (14,231)       15,612         5,903              -        7,284
Income tax provision.........................................        3,447             -         1,725                       5,172
                                                                 -----------  -----------   -----------    -----------  -----------
(Loss) income before equity in net income of subsidiaries....      (17,678)       15,612         4,178              -        2,112
Equity in net income of subsidiaries:
Domestic subsidiary guarantors...............................       15,612             -             -        (15,612)           -
Foreign subsidiary guarantors................................        4,178             -             -         (4,178)           -
                                                                 -----------  -----------   -----------    -----------  -----------
Net income...................................................     $  2,112       $15,612       $ 4,178       $(19,790)     $ 2,112
                                                                 ===========  ===========   ===========    ===========  ===========

                         DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      Six months ended December 31, 1999
                                (In thousands)

                                                             Dollar       Domestic      Foreign
                                                           Financial     Subsidiary    Subsidiary
                                                          Group, Inc.    Guarantors    Guarantors    Eliminations    Consolidated
                                                          -----------    ----------    ----------    ------------    ------------
Cash flows from operating activities:
Net income.............................................   $     2,112     $  15,612    $    4,178     $  (19,790)    $     2,112
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries............       (19,790)            -             -         19,790               -
       Depreciation and amortization...................         1,031         2,932         1,969              -           5,932
       Loss (gain) on store closings and sales.........         1,844        (1,795)           22              -              71
       Noncash recapitalization costs..................             -             -           133              -             133
       Change in assets and liabilities (net of effect
         of acquisitions):
           Increase in accounts receivable and income
            taxes receivable...........................          (152)          (85)         (432)         1,936           1,267
           Decrease (increase) in prepaid expenses
             and other.................................           226          (275)         (430)             -            (479)
           Increase (decrease) in accounts payable,
            income taxes payable, accrued expenses
            and accrued interest payable...............         2,033        (1,952)        2,473         (1,936)           618
                                                          -----------     ---------    ----------     ----------     ----------
Net cash (used in) provided by operating activities....       (12,696)       14,437         7,913              -          9,654

Cash flows from investing activities:
         Acquisitions, net of cash acquired............             -          (465)      (20,793)             -        (21,258)
         Additions to property and equipment...........        (1,566)       (2,041)       (2,672)             -         (6,279)
         Net increase in due from affiliates...........        (3,065)            -             -          3,065              -
                                                          -----------     ---------    ----------     ----------     ----------
Net cash used in investing activities..................        (4,631)       (2,506)      (23,465)         3,065        (27,537)

Cash flows from financing activities:
         Other debt payments...........................             -            (3)         (863)             -           (866)
         Net increase in revolving credit facilities...        19,700             -           704              -         20,404
         Proceeds from long term debt..................         1,893             -             -              -          1,893
         Payments of debt issuance costs...............          (350)            -             -              -           (350)
         Advances to officers..........................             -             -           (64)             -            (64)
         Net (decrease) increase in due to
          affiliates and parent........................        (1,120)       (4,739)        7,804         (3,065)        (1,120)
                                                          -----------     ---------    ----------     ----------     ----------
Net cash provided by (used in) financing activities....        20,123        (4,742)        7,581         (3,065)        19,897
Effect of exchange rate changes on cash and cash
         equivalents...................................             -             -           482              -            482
                                                          -----------     ---------    ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents...         2,796         7,189        (7,489)             -          2,496
Cash and cash equivalents at beginning of period.......         3,134        29,056        33,592              -         65,782
                                                          -----------     ---------    ----------     ----------     ----------
Cash and cash equivalents at end of period.............   $     5,930     $  36,245    $   26,103     $        -     $   68,278
                                                          ===========     =========    ==========     ==========     ==========

                         DOLLAR FINANCIAL GROUP, INC.

3.   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive (loss) income for the periods stated:

                                                   Three Months Ended                          Six Months Ended
                                                      December 31,                               December 31,
                                          ----------------------------------         -----------------------------------
                                                1998                 1999                  1998                 1999
                                          --------------        ------------         --------------       --------------
Net (loss) income                                $(7,312)             $  900                $(6,531)              $2,112
Foreign currency translation adjustment             (219)              1,248                 (1,415)               1,862
                                          --------------        ------------         --------------       --------------

Total comprehensive (loss) income                $(7,531)             $2,148                $(7,946)              $3,974
                                          ==============        ============         ==============       ==============


4.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                             United                       United
                                                             States         Canada       Kingdom        Total
                                                       ------------------------------------------------------
As of and for the three months
ended December 31, 1998

Identifiable assets                                         $140,347       $45,484      $      -     $185,831
Sales to unaffiliated customers                               21,919         7,010             -       28,929

(Loss) income before income taxes and                         (9,634)          937             -       (8,697)
 extraordinary item
Income tax (benefit) provision                                (2,066)          596             -       (1,470)
Extraordinary loss on debt extinquishment (net of
 income tax benefit of $45)                                       85             -             -           85
                                                       ------------------------------------------------------
Net (loss) income                                           $ (7,653)      $   341      $      -     $ (7,312)
                                                       ======================================================

For the six months ended December 31, 1998

Sales to unaffiliated customers                             $ 42,265       $13,755      $      -     $ 56,020

(Loss) income before income taxes and extraordinary           (9,439)        2,630             -       (6,809)
 item
Income tax (benefit) provision                                (1,875)        1,512             -         (363)
Extraordinary loss on debt extinquishment (net of
 income tax benefit of $45)                                       85             -             -           85
                                                       ------------------------------------------------------
Net (loss) income                                           $ (7,649)      $ 1,118      $      -     $ (6,531)
                                                      =======================================================

                         DOLLAR FINANCIAL GROUP, INC.

                                                            United               United
                                                            States     Canada   Kingdom     Total
As of and for the three months
ended December 31, 1999

Identifiable assets                                       $ 129,040   $ 59,837  $ 45,535  $ 234,412
Sales to unaffiliated customers                              23,800     10,099     5,982     39,881

Income before income taxes                                    1,107      2,345       512      3,964
Income tax provision                                          2,210        713       141      3,064
                                                          -----------------------------------------
Net (loss) income                                         $  (1,103)  $  1,632  $    371  $     900
                                                          =========================================

For the six months ended December 31, 1999

Sales to unaffiliated customers                           $  45,343   $ 19,238  $ 10,132  $  74,713

Income before income taxes                                    1,381      4,344     1,559      7,284
Income tax provision                                          3,447      1,285       440      5,172
                                                          -----------------------------------------
Net (loss) income                                         $  (2,066)  $  3,059  $  1,119  $   2,112
                                                          =========================================

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

On July 7, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operated 44 company owned stores in the United Kingdom. The aggregate purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and $1.9 million of the Company's Senior Subordinated Notes. The agreement also includes a maximum potential contingent payment to the sellers of $16.6 million based on future levels of profitability. The excess of the purchase price over the fair value of identifiable net assets acquired was $8.2 million.

On November 18, 1999, the Company entered into an agreement to acquire all the outstanding shares of Cheques R Us, Inc. ("CRU") and Courtenay Money Mart Ltd. ("Courtenay"), which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.2 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.1 million.

On December 15, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Cash Centres Corporation Limited ("CCCL"), which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.5 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.7 million based on future levels of profitability.

                         DOLLAR FINANCIAL GROUP, INC.

The following unaudited pro forma information for the three months and six months ended December 31, 1998 and 1999 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect the amortization of intangible assets arising from the acquisitions, increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of ICL, Calgary, CAC, CRU, Courtenay and CCCL. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                  Three Months Ended                       Six Months Ended
                                                     December 31,                            December 31,
                                                     (Unaudited)                              (Unaudited)
                                               1998                1999                   1998            1999
                                           ------------        ------------         -------------------------------
                                                (dollars in thousands)                  (dollars in thousands)
Revenues                                      $  35,407           $  41,572               $  67,036       $  78,417
(Loss) income before extraordinary item          (6,871)              1,262                  (6,279)          2,407
Net (loss) income                                (6,956)              1,262                  (6,364)          2,407

6.   CONTINGENCIES AND LITIGATION

On December 28, 1999, the Company entered into a settlement of a lawsuit which had been commenced in February 1999. The plaintiff, who purports to represent a class of "payday loan" borrowers, had alleged violations of state and federal usury and consumer-protection laws by Eagle National Bank (the lender in the plaintiff's loan transaction), the Company and others. In entering into the settlement, the Company specifically denied any wrongdoing. The terms of the settlement set a maximum payout amount of up to $5.5 million. The settlement is awaiting final court approval. Management has determined that a minimum loss amount can be reasonably estimated. Accordingly, during the quarter ended December 31, 1999, the Company recorded its best estimate, based on the information available at the time, of the cost of providing relief to class members and for legal and administrative costs associated with the settlement. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amount previously provided. The Company will continue to update its estimate of the final cost of the settlement as the settlement process continues. The range of any additional costs related to the settlement cannot be reasonably estimated.

In November 1999, the Company entered into a stipulation to submit to binding arbitration, a lawsuit which commenced in May 1996, captioned Adrian Rubin v. Monetary Management Corp., et al. Arbitration of the Plaintiff's claims and the Company's counterclaims are scheduled to take place on March 31, 2000. Pursuant to the terms of the stipulation, both the Company and the Plaintiff have agreed to cap the amount of any judgment they may be awarded. The Company has reduced its accrual for this matter to reflect the reduced exposure consistent with the terms of the stipulation and will continue to adjust its accrual as new information becomes available. The Company believes it has meritorious defenses to the allegations and will actively contest the Plaintiff's claim.

The net effect of these items is immaterial and is included in recapitalization costs and other non-recurring items.

7.   SUBSEQUENT EVENTS

Effective February 10, 2000, the Company entered into an agreement to acquire all of the assets of CheckStop, Inc. which is a payday loan business operating through 150 independent satellite locations in 17 states. The aggregate purchase price for this acquisition will be approximately $2.6 million and will be funded through the Company's revolving credit facility. The agreement also includes a maximum potential contingent payment to the sellers of $350,000 based on future levels of profitability.

                         DOLLAR FINANCIAL GROUP, INC.

                         SUPPLEMENTAL STATISTICAL DATA


                                                             December 31,
Company Operating Data:                                   1998         1999
                                                        ---------    ---------
Stores in operation:
   Company-Owned.......................................       351          456
   Franchised Stores...................................        83          314
                                                           ------      -------

Total..................................................       434          770
                                                           ======      =======

------------------------------------------------------------------------------

                                                                     Three Months Ended           Six Months Ended
                                                                        December 31,                December 31,
                                                                  -------------------------    ---------------------
Operating Data:                                                       1998         1999          1998         1999
                                                                  ------------  -----------    ----------  ---------
Face amount of checks cashed (in millions).......................    $    564    $     648      $  1,116    $  1,260
Face amount of average check.....................................    $    295    $     320      $    298    $    319
Face amount of average check (excluding Canada and the United
 Kingdom)........................................................    $    321    $     342      $    306    $    342

Average fee per check............................................    $   9.45    $   11.47      $   9.03    $  11.22
Number of checks cashed (in thousands)...........................       1,910        2,026         3,889       3,953
Adjusted EBITDA (in thousands)/1/................................    $  9,180    $  11,168      $ 16,310    $ 20,999
Adjusted EBITDA Margin/1/........................................        31.7%        28.0%         29.1%       28.1%

-------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended           Six Months Ended
                                                                        December 31,                December 31,
                                                                  -------------------------    ---------------------
Collections Data:                                                     1998         1999          1998         1999
                                                                  -----------   -----------    ---------   ---------
Face amount of returned checks (in thousands)....................    $  4,318    $   5,668      $  8,414    $ 10,722
Collections (in thousands).......................................       3,144        4,039         6,134       7,677
                                                                     --------    ---------      --------    --------
Net write-offs (in thousands)....................................    $  1,174    $   1,629      $  2,280    $  3,045
                                                                     ========    =========      ========    ========

Collections as a percentage of
   returned checks...............................................        72.8%        71.3%         72.9%       71.6%
Net write-offs as a percentage of
   check cashing revenues........................................         6.4%         7.0%          6.4%        6.9%
Net write-offs as a percentage of the
   face amount of checks cashed..................................         .21%         .18%          .20%        .20%

/1/ Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, gain (loss) on store closings and sales, recapitalization costs and other non-recurring items and extraordinary items. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company is a consumer financial services company operating the second largest check cashing store network in the United States, the largest such network in Canada and stores in the United Kingdom. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, money orders, money transfers, consumer loans and various other related services.

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at December 31, 1999 and the results of operations for the three and six months ended December 31, 1999 and 1998. The results for the three and six months ended December 31, 1999 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

On July 7, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operated 44 company owned stores in the United Kingdom. The aggregate purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash and the Company's revolving credit facility. The agreement also includes a maximum potential contingent payment to the sellers of $16.6 million based on future levels of profitability. The excess of the purchase price over the fair value of the identifiable net assets acquired was $8.2 million.

On November 18, 1999, the Company entered into an agreement to acquire all the outstanding shares of Cheques R Us, Inc. ("CRU") and Courtenay Money Mart Ltd. ("Courtenay"), which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.2 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.1 million.

On December 15, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Cash Centres Corporation Limited ("CCCL"), which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.5 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.7 million based on future levels of profitability.

All of the acquisitions described above (collectively, the "Acquisitions") have been accounted for under the purchase method of accounting. Therefore, the historical results of operations include the revenues and expenses of all the acquired companies since their respective dates of acquisition.


RESULTS OF OPERATIONS

Revenue Analysis

                                                Three Months Ended December 31,            Six Months Ended December 31,
----------------------------------------------------------------------------------    ---------------------------------------

                                                                    (Percentage of                             (Percentage of
                                              ($ in thousands)      Total Revenue)       ($ in thousands)      Total Revenue)
                                           ---------------------------------------    ---------------------------------------
                                              1998       1999       1998      1999       1998       1999       1998      1999
                                           ---------------------------------------    ---------------------------------------
Check cashing..........................      $18,371    $23,431     63.5%     58.8%     $35,434    $44,531     63.3%     59.6%
Cash `Til Payday(R) origination fees...        4,488      7,720     15.5      19.4        7,988     14,029     14.3      18.8
Government services....................        1,493      1,600      5.2       4.0        3,085      3,240      5.4       4.3
Other revenue..........................        4,577      7,130     15.8      17.8        9,513     12,913     17.0      17.3
                                             -------    -------    -----     -----      -------    -------    -----     -----
Total revenue..........................      $28,929    $39,881    100.0%    100.0%     $56,020    $74,713    100.0%    100.0%
                                             =======    =======    =====     =====      =======    =======    =====     =====

-----------------------------------------------------------------------------------------------------------------------------


QUARTER COMPARISON

Total revenues were $39.9 million for the three months ended December 31, 1999 compared to $28.9 million for the three months ended December 31, 1998, an increase of $11.0 million or 38.1%. The Acquisitions accounted for an increase of $6.8 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $3.6 million or 13.5%. Check cashing revenue increased 5.1%, Cash `Til Payday(R) origination fees increased 47.3% and other revenues increased 20.8%. Partially offsetting this increase, however, was a 33.7% decline in retail store revenues from government services. The decrease in retail store revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and due to the implementation of electronic benefits transfer systems (sometimes referred to as "EBT" systems). The Company receives revenue on its government contracts based primarily on the number of transactions it executes. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

SIX MONTH COMPARISON

Total revenues were $74.7 million for the six months ended December 31, 1999 compared to $56.0 million for the six months ended December 31, 1998, an increase of $18.7 million or 33.4%. The Acquisitions accounted for an increase of $11.6 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $6.1 million or 12.0%. Check cashing revenue increased 4.9%, Cash `Til Payday(R) origination fees increased 49.4% and other revenues increased 13.0%. The increase in Cash `Til Payday(R) origination fees resulted from the full roll-out of the Cash `Til Payday(R) loan product as well as change in the criteria to attain a loan. Partially offsetting this increase, however, was a 37.6% decline in retail store revenues from government services. The decrease in retail store revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and due to the implementation of EBT. The Company receives revenue on its government contracts based primarily on the number of transactions it executes. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

Store and Regional Expense Analysis

                                             Three Months Ended December 31,           Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                            (Percentage of
                                          ($ in thousands)      total revenue)      ($ in thousands)      total revenue)
                                        -------------------   -----------------   -------------------   ----------------
                                          1998       1999       1998      1999      1998       1999       1998      1999
                                        ---------  --------   -------   -------   --------   --------   -------   ------
Salaries and benefits.................   $ 8,527    $11,479     29.5%     28.8%    $17,026    $21,718     30.4%     29.1%
Occupancy.............................     2,273      3,141      7.9       7.9       4,662      6,069      8.3       8.1
Depreciation..........................       526      1,068      1.8       2.7       1,005      1,952      1.8       2.6
Other.................................     5,917      9,246     20.5      23.2      11,844     16,475     21.1      22.1
                                         -------    -------     ----      ----     -------    -------     ----      ----
Total store and regional expenses.....   $17,243    $24,934     59.7%     62.6%    $34,537    $46,214     61.6%     61.9%
                                         =======    =======     ====      ====     =======    =======     ====      ====

------------------------------------------------------------------------------------------------------------------------


QUARTER COMPARISON

Store and regional expenses were $24.9 million for the three months ended December 31, 1999 compared to $17.2 million for the three months ended December 31, 1998, an increase of $7.7 million or 44.8%. The Acquisitions accounted for an increase of $4.4 million. For the three months ended December 31, 1999 total store and regional expenses increased to 62.6% of total revenue compared to 59.7% of total revenue for the same period in the prior year due to increased store openings in the three months ended December 31, 1999.

SIX MONTH COMPARISON

Store and regional expenses were $46.2 million for the six months ended December 31, 1999 compared to $34.5 million for the six months ended December 31, 1998, an increase of $11.7 million or 33.9%. Store and regional expenses associated with the Acquisitions were $7.3 million. For the six months ended December 31, 1999 total store and regional expenses remained relatively level at approximately 62% of total revenue.

Other Expense Analysis

                                                  Three Months Ended December 31,            Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                     ($ in thousands)    (Percentage of revenues)     ($ in thousands)     (Percentage of revenues)
                                    ------------------  --------------------------  --------------------  --------------------------
                                      1998       1999       1998          1999        1998        1999       1998           1999
                                    -------    -------  -----------   ------------  ---------   --------  ----------    ------------
Corporate expenses................. $ 3,100     $4,743      10.7%         11.9%      $ 6,346     $9,283      11.3%          12.4%
Loss on store closings
  and sales........................      25         27       0.1           0.1            50         71       0.1            0.1
Goodwill amortization..............   1,135      1,483       3.9           3.7         2,282      2,659       4.1            3.6
Other depreciation and
  amortization.....................     277        351       1.0           0.9           541        653       1.0            0.9
Recapitalization costs and other
 non-recurring items...............  12,575        133      43.5           0.3        12,575        133      22.4            0.2
Interest expense...................   3,271      4,246      11.3          10.6         6,498      8,416      11.6           11.3
Income tax (benefit) provision.....  (1,470)     3,064      (5.1)          7.7          (363)     5,172      (0.6)           6.9

------------------------------------------------------------------------------------------------------------------------------------

QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $4.7 million for the three months ended December 31, 1999 compared to $3.1 million for the three months ended December 31, 1998, an increase of $1.6 million or 51.6%. The Acquisitions accounted for $700,000 of the increase. Additional costs, primarily salaries and benefits, have been incurred as a result of the implementation of various strategic initiatives including the opening of Loan Mart(R) stores, which offer primarily Cash `Til Payday(R) unsecured short-term loans.

Goodwill Amortization

For the three months ended December 31, 1999, goodwill amortization was $1.5 million compared to $1.1 million for the three months ended December 31, 1998, an increase of $400,000. The increase is due to the additional goodwill associated with the Acquisitions.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $400,000 and $300,000 for the three months ended December 31, 1999 and 1998, respectively, an increase of $100,000. The increase is the result of non store and regional depreciation related to the Acquisitions.

Recapitalization Costs and Other Non-recurring Items

During the three months ended December 31, 1998, the Company incurred $12.6 million for the consummation of the merger between Holdings and Acquisition which was accounted for as a recapitalization of Holdings. During the three months ended December 31, 1999, the Company made a subsequent adjustment of $133,000 for the recapitalization of Holdings.

Interest Expense

Interest expense was $4.2 million for the three months ended December 31, 1999 and $3.3 million for the three months ended December 31, 1998, an increase of $900,000 or 27.3%. This increase is primarily attributable to the increase in borrowings from the Merger as well as the additional Acquisitions.

Income Taxes

The provision for income taxes was $3.1 million for the three months ended December 31, 1999 compared to a $1.5 million benefit for the three months ended December 31, 1998, an increase of $4.6 million. This increase is primarily attributable to the expenses related to the merger and recapitalization of Holdings in the quarter ended December 1998. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

SIX MONTH COMPARISON

Corporate Expenses

Corporate expenses were $9.3 million for the six months ended December 31, 1999 compared to $6.3 million for the six months ended December 31, 1998, an increase of $3.0 million or 47.6%. The Acquisitions accounted for $1.3 million of the increase. Additional costs, primarily salaries and benefits, have been incurred as a result of the implementation of various strategic initiatives including the opening of Loan Mart(R) stores, which offer primarily Cash `Til Payday(R) unsecured short-term loans.

Goodwill Amortization

For the six month periods ending December 31, 1999 and 1998, goodwill amortization was $2.7 million and $2.3 million, respectively, an increase of $400,000. The increase is due to the additional goodwill associated with the Acquisitions.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $500,000 and $700,000 for the six months ended December 31, 1999 and 1998, respectively, an increase of $200,000. The increase is the result of non store and regional depreciation related to the Acquisitions.

Recapitalization Costs and Other Non-recurring Items

During the six months ended December 31, 1998, the Company incurred $12.6 million for the consummation of the merger between Holdings and Acquisition which was accounted for as a recapitalization of Holdings. During the six months ended December 31, 1999, the Company made a subsequent adjustment of $133,000 for the recapitalization of Holdings.

Interest Expense

Interest expense was $8.4 million for the six months ended December 31, 1999 and $6.5 million for the six months ended December 31, 1998. The increase is primarily attributable to the increase in borrowings from the Merger as well as the additional Acquisitions.

Income Taxes

The provision for income taxes was $5.2 million for the six months ended December 31, 1999 compared to a benefit of $400,000 for the six months ended December 31, 1998, an increase of $5.6 million. This increase is primarily attributable to the expenses related to the merger and recapitalization of Holdings in the six months ended December 1998. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 1999, cash and cash equivalents increased by $2.5 million and the revolving credit facilities increased $20.4 million due to the net activity of cash generated by operations of $9.7 million offset by the acquisitions of CAC and CCCL in the United Kingdom and CRU in Canada, the remodeling of certain existing stores and new store openings.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance loan store expansion. For the six months ended December 31, 1999 and 1998, the Company had net cash provided by operating activities of $9.7 million and $800,000, respectively, which cash was used for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology and acquisitions. For the six months ended December 31, 1999, the Company had made capital expenditures of $6.3 million. The actual amount of capital expenditures will depend in part upon the number of new stores acquired and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $9.7 million during its fiscal year ending June 30, 2000, for remodeling and relocation of certain existing stores and for opening new stores.

The Company's credit agreement provides for a revolving credit facility of up to $70 million. The borrowings under the revolving credit facility as of December 31, 1999 were $30.2 million. In August 1999, the Company issued the remaining $1.9 million of its Senior Subordinated Notes to fund the acquisition of CAC. The Senior Notes, Senior Subordinated Notes and the new revolving credit facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has an overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.8 million, and had a $900,000 outstanding balance as of December 31, 1999. In conjunction with the purchase of ICL, CAC and CCCL, the Company established an overdraft credit facility to fund working capital needs for its United Kingdom operations. The overdraft facility provides for up to $8.0 million and had $1.5 million outstanding as of December 31, 1999. The overdraft facility is secured by an $8.0 million Letter of Credit issued by Wells Fargo Bank under the revolving credit facility.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On December 28, 1999, the Company entered into a settlement of a lawsuit which had been commenced in February 1999. The plaintiff, who purports to represent a class of "payday loan" borrowers, had alleged violations of state and federal usury and consumer-protection laws by Eagle National Bank (the lender in the plaintiff's loan transaction), the Company and others. In entering into the settlement, the Company specifically denied any wrongdoing. The terms of the settlement set a maximum payout amount of up to $5.5 million. The settlement is awaiting final court approval. Management has determined that a minimum loss amount can be reasonably estimated. Accordingly, during the quarter ended December 31, 1999, the Company recorded its best estimate, based on the information available at the time, of the cost of providing relief to class members and for legal and administrative costs associated with the settlement. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amount previously provided. The Company will continue to update its estimate of the final cost of the settlement as the settlement process continues. The range of any additional costs related to the settlement cannot be reasonably estimated.

     In November 1999, the Company entered into a stipulation to submit to binding arbitration, a lawsuit which commenced in May 1996, captioned Adrian Rubin v. Monetary Management Corp., et al. Arbitration of the Plaintiff's claims and the Company's counterclaims are scheduled to take place on March 31, 2000. Pursuant to the terms of the stipulation, both the Company and the Plaintiff have agreed to cap the amount of any judgment they may be awarded. The Company has reduced its accrual for this matter to reflect the reduced exposure consistent with the terms of the stipulation and will continue to adjust its accrual as new information becomes available. The Company believes it has meritorious defenses to the allegations and will actively contest the Plaintiff's claim.

     The net effect of these items is immaterial and is included in recapitalization costs and other non-recurring items.


Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

            27.1    Financial Data Schedule


(b)  Reports on Form 8-K

                    During the three month period ending December 31, 1999, the Registrant filed two reports on Form 8K dated December 3, and December 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DOLLAR FINANCIAL GROUP, INC.


Dated:  February 14, 2000             *By:    /s/ Richard S. Dorfman
                                          --------------------------
                                      Name:  Richard S. Dorfman
                                      Title: Executive Vice President and
                                             Chief Financial Officer,
                                             (principal financial and
                                             chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.