Form 10-Q
period 2000-03-31
DOLLAR FINANCIAL GROUP INC
filed 2000-05-15
CIK 1028643

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                              ___________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from _____ to _____

                       Commission file number 333-18221

                         DOLLAR FINANCIAL GROUP, INC.
            (Exact Name of Registrant as Specified in Its Charter)

            NEW YORK                                 13-2997911
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

          Indicate by check x whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 100
                                                           ------

                         DOLLAR FINANCIAL GROUP, INC.
                                     INDEX

PART I.            FINANCIAL INFORMATION                                                               Page No.
                                                                                                       --------
Item 1.      Financial Statements

             Interim Consolidated Balance Sheets as of June 30, 1999
             and March 31, 2000 (unaudited)................................................                   3

             Interim Unaudited Consolidated Statements of Operations for the Three and Nine
             Months Ended March 31, 1999 and 2000..........................................                   4

             Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months
             Ended March 31, 1999 and 2000.................................................                   5

             Notes to Interim Unaudited Consolidated Financial Statements..................                   6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................................                  16

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk.............................................................                  24


PART II.            OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................                  25

Item 2.      Changes in Securities and Use of Proceeds.....................................                  25

Item 3.      Defaults Upon Senior Securities...............................................                  25

Item 4.      Submission of Matters to a Vote of Security Holders...........................                  25

Item 5.      Other Information.............................................................                  25

Item 6.      Exhibits and Reports on Form 8-K..............................................                  25

                                    PART I.
                             FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                June 30,           March 31,
                                                                                  1999               2000
                                                                               -----------         ---------
ASSETS                                                                                            (unaudited)
Cash and cash equivalents..........................................            $   65,782          $   76,398
Accounts receivable................................................                 9,854              14,208
Income taxes receivable............................................                 2,587                   -
Prepaid expenses...................................................                 2,174               5,672
Notes receivable - officers........................................                 2,851               2,921
Due from parent....................................................                     -                 710
Property and equipment, net of accumulated depreciation
   of $7,546 and $12,326...........................................                12,754              21,918
Cost assigned to contracts acquired, net of accumulated
   amortization of $581 and $630...................................                   104                  62
Cost in excess of net assets acquired, net of accumulated
   amortization of $11,232 and $15,387.............................                96,125             120,005
Covenants not to compete, net of accumulated amortization
   of $1,295 and $1,470............................................                   407                 402
Debt issuance costs, net of accumulated amortization of
   $1,917 and $2,949...............................................                 9,416               8,770
Other..............................................................                 1,655               1,628
                                                                               ----------          ----------
                                                                               $  203,709          $  252,694
                                                                               ==========          ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable...................................................            $   12,040          $   17,672
Income taxes payable...............................................                 2,483               1,746
Advance from money transfer agent..................................                 2,000               1,000
Accrued expenses...................................................                 4,868              11,281
Accrued interest payable...........................................                 3,162               6,039
Deferred tax liability.............................................                    78                  78
Due to parent......................................................                   578                   -
Revolving credit facilities........................................                12,162              42,789
10-7/8 % Senior Notes due 2006.....................................               109,190             109,190
Long term debt and subordinated notes payable......................                20,814              20,467
Shareholder's equity:
   Common stock, $1 par value: 20,000 shares
   authorized; 100 shares issued and outstanding at
   June 30, 1999 and March 31, 2000................................                     -                   -
Additional paid-in capital.........................................                50,824              50,824
Accumulated deficit................................................               (11,224)             (5,257)

Accumulated other comprehensive loss...............................                (3,266)             (3,135)

                                                                               ----------          ----------
   Total shareholder's equity......................................                36,334              42,432
                                                                               ----------          ----------
                                                                               $  203,709          $  252,694
                                                                               ==========          ==========

       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                       Three Months Ended               Nine Months Ended
                                                                            March 31,                        March 31,
                                                                   --------------------------     ---------------------------
                                                                      1999            2000           1999              2000
                                                                   --------------------------     ----------------------------
Revenues.......................................................    $  32,309       $  46,199       $  88,329         $ 120,912

Store and regional expenses:
   Salaries and benefits.......................................        8,979          12,578          26,005            34,296
   Occupancy...................................................        2,407           3,163           7,069             9,232
   Depreciation................................................          538           1,131           1,543             3,083
   Other.......................................................        5,182           9,898          17,026            26,373
                                                                   ---------       ---------       ---------         ---------
Total store and regional expenses..............................       17,106          26,770          51,643            72,984
Corporate expenses.............................................        3,506           5,643           9,852            14,927
Loss on store closings and sales...............................           25              34              75               105
Goodwill amortization..........................................        1,185           1,459           3,461             4,118
Other depreciation and amortization............................          209             358             756             1,011
Recapitalization costs and other non-recurring items...........            -               -          12,575               133
Interest expense...............................................        5,959           4,650          12,457            13,066
                                                                   ---------       ---------       ---------         ---------
Income (loss) before income taxes and extraordinary item.......        4,319           7,285          (2,490)           14,568
Income tax provision...........................................        2,057           3,430           1,694             8,601
                                                                   ---------       ---------       ---------         ---------
Income (loss) before extraordinary item........................        2,262           3,855          (4,184)            5,967
Extraordinary loss on debt extinguishment (net of
   income tax benefit of $45)..................................            -               -              85                 -
                                                                   ---------       ---------       ---------         ---------
Net income (loss)..............................................    $   2,262       $   3,855       $  (4,269)        $   5,967
                                                                   =========       =========       =========         =========

       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                                                     March 31,
                                                                               ---------------------------------------------------
                                                                                        1999                         2000
                                                                               ----------------------         --------------------
Cash flows from operating activities:
Net (loss) income........................................................             $  (4,269)                   $   5,967
Adjustments to reconcile net (loss) income to
  cash provided by operating activities:
     Depreciation and amortization.......................................                 8,351                        9,239
     Loss on store closings and sales....................................                    75                          105
     Noncash recapitalization costs......................................                 9,883                          133
     Deferred tax benefit................................................                     -                          (62)
     Extraordinary loss on debt extinguishment (net of income tax
        benefit of $45)..................................................                    85                            -
     Change in assets and liabilities (net of effect of acquisitions):
        Increase in accounts receivable and income taxes receivable......                (6,793)                        (402)
        Increase in prepaid expenses and other...........................                  (854)                      (1,346)
        Increase in accounts payable,  income taxes payable, accrued
         expenses and accrued interest payable...........................                 3,369                        6,988
                                                                                      ---------                    ---------
Net cash provided by operating activities................................                 9,847                       20,622
Cash flows from investing activities:
  Acquisitions, net of cash acquired.....................................               (15,709)                     (29,355)
  Additions to property and equipment....................................                (4,091)                      (9,748)
                                                                                      ---------                    ---------
Net cash used in investing activities....................................               (19,800)                     (39,103)
Cash flows from financing activities:
  Other debt payments....................................................                  (826)                        (953)
  Payments to money transfer agent.......................................                (1,000)                      (1,000)
  Net increase in revolving credit facilities............................                 3,973                       30,627
  Proceeds from long term debt...........................................                18,107                        1,893
  Payment of debt issuance costs.........................................                (8,106)                        (381)
  Advances to officers...................................................                (2,651)                         (64)
  Payments of financed insurance premiums................................                   (10)                           -
  Net increase (decrease) in due to parent...............................                   907                       (1,288)
                                                                                      ---------                    ---------
Net cash provided by financing activities................................                10,394                       28,834
Effect of exchange rate changes on cash and cash equivalents.............                  (422)                         263
                                                                                      ---------                    ---------
Net increase in cash and cash equivalents................................                    19                       10,616
Cash and cash equivalents at beginning of period.........................                55,501                       65,782
                                                                                      ---------                    ---------
Cash and cash equivalents at end of period...............................             $  55,520                    $  76,398
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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of March 31, 2000. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 818 (of which 506 are company owned) locations operating as Any Kind Check Cashing Centers, Cash A Cheque, Cash Centres, Check Mart, Financial Exchange Company, Money Mart, The Money Shop and Loan Mart in thirteen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, sale of money orders, money transfer services, consumer loans and various other related services. Additionally, the Company, through its merchant services division, maintains and services a network of electronic government benefits distribution to approximately 1,200 retail locations throughout the State of New York. Also, the Company's subsidiary moneymart.com, provides payday loans through 150 independent agents in 18 states.

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the consolidating balance sheet at March 31, 2000, and the consolidating statement of operations and cash flows for the nine month period ended March 31, 2000 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                          CONSOLIDATING BALANCE SHEET
                                 March 31, 2000
                                 (In thousands)

                                                   Dollar         Domestic          Foreign
                                                  Financial      Subsidiary        Subsidiary
                                                 Group, Inc.     Guarantors        Guarantors       Eliminations      Consolidated
                                               -------------     ----------        ----------       ------------      ------------
ASSETS

Cash and cash equivalents......................  $    3,330        $   41,705       $   31,363         $        -       $   76,398
Accounts receivable............................      12,091             4,818            7,213             (9,914)          14,208
Income taxes receivable........................           -               590                -               (590)               -
Prepaid expenses...............................         817             1,693            3,162                  -            5,672
Notes receivable-officers......................       2,851                 -               70                  -            2,921
Due from affiliates............................      75,667                 -                -            (75,667)               -
Due from parent................................         710                 -                -                  -              710
Property and equipment, net....................       3,799             8,187            9,932                  -           21,918
Cost assigned to contracts acquired, net.......           -                62                -                  -               62
Cost in excess of net assets acquired, net.....           -            56,410           63,595                  -          120,005
Covenants not to compete, net..................           -               402                -                  -              402
Debt issuance costs, net.......................       8,770                 -                -                  -            8,770
Investment in subsidiaries.....................     111,641                 -                -           (111,641)               -
Other..........................................         558               472              598                  -            1,628
                                                 ----------        ----------       ----------         ----------       ----------
                                                 $  220,234        $  114,339       $  115,933         $ (197,812)      $  252,694
                                                 ==========        ==========       ==========         ==========       ==========


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable...............................  $        -        $    9,497       $    8,175         $        -       $   17,672
Income taxes payable...........................         323                 -            2,013               (590)           1,746
Advance from money transfer agent..............       1,000                 -                -                  -            1,000
Accrued expenses...............................       6,365             2,507            2,409                  -           11,281
Accrued interest payable.......................       5,069                 -           10,884             (9,914)           6,039
Deferred tax liability (benefit)...............         140               (62)               -                  -               78
Due to affiliates..............................           -            10,335           65,332            (75,667)               -
Revolving credit facilities....................      34,100                 -            8,689                  -           42,789
10-7/8% Senior Notes due 2006..................     109,190                 -                -                  -          109,190
Long term debt and subordinated notes payable..      20,000                 -              467                  -           20,467
                                                 ----------        ----------       ----------         ----------       ----------
                                                    176,187            22,277           97,969            (86,171)         210,262


Shareholder's equity:
Common stock...................................           -                 -                -                  -                -
Additional paid-in capital.....................      50,824            46,614           10,797            (57,411)          50,824
(Accumulated deficit) retained earnings........      (5,257)           45,942            8,288            (54,230)          (5,257)
Accumulated other comprehensive loss...........      (1,520)             (494)          (1,121)                 -           (3,135)
                                                 ----------        ----------       ----------         ----------       ----------
Total shareholder's equity.....................      44,047            92,062           17,964           (111,641)          42,432
                                                 ----------        ----------       ----------         ----------       ----------
                                                 $  220,234        $  114,339       $  115,933         $ (197,812)      $  252,694
                                                 ==========        ==========       ==========         ==========       ==========

                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                        Nine Months Ended March 31, 2000
                                 (In thousands)

                                                                Dollar         Domestic        Foreign
                                                               Financial      Subsidiary     Subsidiary
                                                               Group, Inc.    Guarantors     Guarantors  Eliminations  Consolidated
                                                             -------------   -----------   ------------  ------------  ------------
Revenues...................................................   $        -      $   75,304     $  45,608    $      -     $ 120,912
Store and regional expenses:
   Salaries and benefits...................................            -          21,899        12,397           -        34,296
   Occupancy...............................................            -           5,770         3,462           -         9,232
   Depreciation............................................            -           1,644         1,439           -         3,083
   Other...................................................            -          17,019         9,354           -        26,373
                                                              ----------      ----------     ---------    --------     ---------
Total store and regional expenses..........................            -          46,332        26,652           -        72,984

Corporate expenses.........................................       10,601               -         4,326           -        14,927
Management fees............................................       (1,368)              -         1,368           -             -
Loss on store closings and sales...........................           75               -            30           -           105
Goodwill amortization......................................            -           2,678         1,440           -         4,118
Other depreciation and amortization........................          579             174           258           -         1,011
Recapitalization costs and other non-recurring items.......        1,795          (1,795)          133           -           133
Interest expense...........................................        9,877             117         3,072           -        13,066
                                                              ----------      ----------     ---------    --------     ---------

(Loss) income before income taxes..........................      (21,559)         27,798         8,329           -        14,568
Income tax provision.......................................        5,428               -         3,173           -         8,601
                                                              ----------      ----------     ---------    --------     ---------

(Loss) income before equity in net income of subsidiaries..      (26,987)         27,798         5,156           -         5,967
Equity in net income of subsidiaries:
Domestic subsidiary guarantors.............................       27,798               -             -     (27,798)            -
Foreign subsidiary guarantors..............................        5,156               -             -      (5,156)            -
                                                              ----------      ----------     ---------    --------     ---------
Net income.................................................   $    5,967      $   27,798     $   5,156    $(32,954)    $   5,967
                                                              ==========      ==========     =========    ========     =========

                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        Nine months ended March 31, 2000
                                 (In thousands)

                                                               Dollar         Domestic       Foreign
                                                              Financial      Subsidiary     Subsidiary
                                                             Group, Inc.     Guarantors     Guarantors   Eliminations   Consolidated

                                                             ------------   -----------   ------------   ------------   -----------
Cash flows from operating activities:
Net income...................................................  $   5,967       $  27,798      $   5,156     $(32,954)   $   5,967
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..................    (32,954)              -              -       32,954            -
       Depreciation and amortization.........................      1,616           4,486          3,137            -        9,239
       Loss  on store closings and sales.....................         75               -             30            -          105
       Noncash recapitalization costs and other
        non-recurring items..................................      1,795          (1,795)           133            -          133
       Deferred tax benefit..................................          -             (62)             -            -          (62)
       Change in assets and liabilities (net of effect of
       acquisitions):
           Increase in accounts receivable and income taxes
             receivable......................................     (1,833)           (636)          (678)       2,745         (402)
           Increase in prepaid expenses and other............       (155)           (422)          (769)           -       (1,346)
           Increase (decrease) in accounts payable,  income
            taxes payable, accrued expenses and accrued
            interest payable.................................      6,384            (786)         4,135       (2,745)       6,988
                                                               ---------       ---------      ---------     --------    ---------
Net cash (used in) provided by operating activities..........    (19,105)         28,583         11,144            -       20,622

Cash flows from investing activities:
         Acquisitions, net of cash acquired..................          -          (3,453)       (25,902)           -      (29,355)
         Additions to property and equipment.................     (2,263)         (3,202)        (4,283)           -       (9,748)
         Net increase in due from affiliates.................     (1,260)              -              -        1,260            -
                                                               ---------       ---------      ---------     --------    ---------
Net cash used in investing activities........................     (3,523)         (6,655)       (30,185)       1,260      (39,103)

Cash flows from financing activities:
         Other debt payments.................................          -              (3)          (950)           -         (953)
         Payments to money transfer agent....................     (1,000)              -              -            -       (1,000)
         Net increase in revolving credit facilities.........     23,600               -          7,027            -       30,627
         Proceeds from long term debt........................      1,893               -              -            -        1,893
         Payments of debt issuance costs.....................       (381)              -              -            -         (381)
         Advances to officers................................          -               -            (64)           -          (64)
         Net (decrease) increase in due to affiliates and
         parent.............................................      (1,288)         (9,276)        10,536       (1,260)      (1,288)
                                                               ---------       ---------      ---------     --------    ---------
Net cash provided by (used in) financing activities..........     22,824          (9,279)        16,549       (1,260)      28,834
Effect of exchange rate changes on cash and cash
         equivalents.........................................          -               -            263            -          263
                                                               ---------       ---------      ---------     --------    ---------
Net increase (decrease) in cash and cash equivalents.........        196          12,649         (2,229)           -       10,616
Cash and cash equivalents at beginning of period.............      3,134          29,056         33,592            -       65,782
                                                               ---------       ---------      ---------     --------    ---------
Cash and cash equivalents at end of period...................  $   3,330       $  41,705      $  31,363     $      -    $  76,398
                                                               =========       =========      =========     ========    =========

                          DOLLAR FINANCIAL GROUP, INC.

3.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive income (loss) for the periods stated:

                                                       Three Months Ended                                Nine Months Ended
                                                           March 31,                                         March 31,
                                         ------------------------------------------           --------------------------------------
                                                1999                    2000                       1999                   2000
                                         ------------------      ------------------            ---------------       ---------------

Net income (loss)                                   $2,262                 $ 3,855                    $(4,269)                $5,967

Foreign currency translation adjustment                473                  (1,731)                      (942)                   131

                                         ------------------      ------------------            ---------------       ---------------
Total comprehensive income (loss)                   $2,735                 $ 2,124                    $(5,211)                $6,098
                                         ==================      ==================            ===============       ===============



4.   GEOGRAPHIC SEGMENT INFORMATION

  All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                               United                     United
                                                               States        Canada      Kingdom        Total
                                                       ---------------------------------------------------------
As of and for the three months
ended March 31, 1999

Identifiable assets                                          $   125,837   $   51,666   $  18,976     $  196,479
Sales to unaffiliated customers                                   24,657        6,833         819         32,309

Income before income taxes                                         3,015        1,092         212          4,319
Income tax  provision                                              1,321          667          69          2,057
                                                             ---------------------------------------------------
Net income                                                   $     1,694   $      425   $     143     $    2,262
                                                             ===================================================
For the nine months ended March 31, 1999

Sales to unaffiliated customers                                $  66,922     $ 20,588    $    819     $   88,329

(Loss) income before income taxes and extraordinary
 item                                                             (6,424)       3,722         212         (2,490)
Income tax (benefit) provision                                      (554)       2,179          69          1,694
Extraordinary loss on debt extinguishment (net of
 income tax benefit of $45)                                           85            -           -             85
                                                             ---------------------------------------------------
Net (loss) income                                             $   (5,955)   $   1,543   $     143     $   (4,269)
                                                             ====================================================

                          DOLLAR FINANCIAL GROUP, INC.

                                                              United                     United
                                                              States        Canada       Kingdom        Total
                                                      ----------------------------------------------------------
As of and for the three months
ended March 31, 2000

Identifiable assets                                         $   136,761   $   69,326   $   46,607  $   252,694
Sales to unaffiliated customers                                  29,961        9,731        6,507       46,199

Income before income taxes                                        4,859        1,820          606        7,285
Income tax provision                                              1,982          721          727        3,430
                                                            --------------------------------------------------
Net (loss) income                                           $     2,877   $    1,099   $     (121)   $   3,855
                                                            ==================================================

For the nine months ended March 31, 2000

Sales to unaffiliated customers                             $   75,304   $   28,969   $   16,639   $   120,912

Income before income taxes                                       6,239        6,164        2,165        14,568
Income tax provision                                             5,428        2,006        1,167         8,601
                                                            --------------------------------------------------
Net income                                                  $      811   $    4,158   $      998   $     5,967
                                                            ==================================================

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

On December 15, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Cash Centres Corporation Limited ("CCCL"), which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.7 million based on future levels of profitability.

                         DOLLAR FINANCIAL GROUP, INC.

On February 10, 2000, the Company entered into an agreement to acquire primarily all of the assets of CheckStop, which is a payday loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. The agreement also includes a maximum potential contingent payment to the sellers of $350,000 based upon future results of operations.


The following unaudited pro forma information for the three months and nine months ended March 31, 1999 and 2000 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect the amortization of intangible assets arising from the acquisitions, increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of ICL, Calgary, CAC, CRU, Courtenay, CCCL and CheckStop. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                   Three Months Ended                            Nine Months Ended
                                                        March 31,                                    March 31,
                                                       (Unaudited)                                  (Unaudited)

                                                  1999                 2000                      1999                2000
                                                --------             -------                  ----------------------------
                                                   (dollars in thousands)                        (dollars in thousands)
Revenues                                         $37,186              $46,553                  $105,156            $126,219
Income (loss) before extraordinary item            2,275                3,810                    (3,507)              6,030
Net income (loss)                                  2,275                3,810                    (3,592)              6,030


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

In May 2000, the Company entered into a Stipulation of Settlement in the matter of Adrian Rubin v. Monetary Management Corp., et al. Pursuant to the terms of the Stipulation, the parties have agreed to release each other from any and all claims stemming from the lawsuit filed in May 1996. The Company's accrual was adequate to cover the settlement amount paid to Adrian Rubin.

The net effect of these items is immaterial and is included in recapitalization costs and other non recurring items.

7.  SUBSEQUENT EVENTS

On May 8, 2000, the Company entered into an agreement to acquire substantially all of the assets of Fast `n Friendly Check Cashing, which operates 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through the Company's revolving credit facility. The agreement also includes a maximum potential contingent payment to the sellers of $150,000 based on future revenue.

                         DOLLAR FINANCIAL GROUP, INC.

                         SUPPLEMENTAL STATISTICAL DATA

                                                                                March 31,
Company Operating Data:                                                   1999             2000
                                                                      -----------     -----------
Stores in operation:
   Company-Owned.................................................          349              506
   Franchised Stores.............................................           79              312
                                                                           ---              ---

Total............................................................          428              818
                                                                           ===              ===
-----------------------------------------------------------------------------------------------

                                                                        Three Months Ended                 Nine Months Ended
                                                                             March 31,                         March 31,
                                                                 ----------------------------------------------------------------
Operating Data:                                                           1999             2000             1999             2000
                                                                 ----------------------------------------------------------------

Face amount of checks cashed (in millions).......................   $      606       $      763       $    1,722       $    2,023
Face amount of average check.....................................   $      337       $      369       $      303       $      336
Face amount of average check (excluding Canada and the United
 Kingdom)........................................................   $      382       $      419       $      327       $      367

Average fee per check............................................   $    11.61       $    13.27       $     9.84       $    11.94
Number of checks cashed (in thousands)...........................        1,797            2,067            5,686            6,028
Adjusted EBITDA (in thousands)/1/................................   $   12,154       $   14,960       $   28,464       $   35,959
Adjusted EBITDA Margin/1/........................................         37.6%            32.4%            32.2%            29.7%

----------------------------------------------------------------------------------------------------------------------------------

                                                                        Three Months Ended                 Nine Months Ended
                                                                             March 31,                         March 31,
                                                                 ----------------------------------------------------------------
Collections Data:                                                         1999             2000             1999             2000
                                                                 ----------------------------------------------------------------

Face amount of returned checks (in thousands)....................   $    3,960       $    5,895       $   12,374       $   16,617
Collections (in thousands).......................................        3,155            4,661            9,289           12,337
                                                                    ----------       ----------       ----------       ----------
Net write-offs (in thousands)....................................   $      805       $    1,234       $    3,085       $    4,280
                                                                    ==========       ==========       ==========       ==========

Collections as a percentage of
   returned checks...............................................         79.7%            79.1%            75.1%            74.2%
Net write-offs as a percentage of
   check cashing revenues........................................          3.9%             4.5%             5.5%             5.9%
Net write-offs as a percentage of the
   face amount of checks cashed..................................          .13%             .16%             .18%             .21%

/1/Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, loss on store closings and sales, recapitalization costs and other non-recurring items and extraordinary items. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at March 31, 2000 and the results of operations for the three and nine months ended March 31, 2000 and 1999. The results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

On December 15, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Cash Centres Corporation Limited ("CCCL"), which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.7 million based on future levels of profitability.

On February 10, 2000, the Company entered into an agreement to acquire primarily all of the assets of CheckStop, Inc. ("CheckStop"), which is a payday loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. The agreement also includes a maximum potential contingent payment to the sellers of $350,000 based upon future results of operations.

All of the acquisitions described above (collectively, the "Acquisitions") have been accounted for under the purchase method of accounting. Therefore, the historical results of operations include the revenues and expenses of all the acquired companies since their respective dates of acquisition.

RESULTS OF OPERATIONS

Revenue Analysis

                                               Three Months Ended March 31,           Nine Months Ended March 31,
---------------------------------------------------------------------------    --------------------------------------
                                                            (Percentage of                             (Percentage of
                                       ($ in thousands)     Total Revenue)       ($ in thousands)      Total Revenue)
                                    ---------------------------------------    ---------------------------------------
                                        1999      2000      1999      2000        1999        2000       1999     2000
                                    ---------------------------------------    ---------------------------------------
Check cashing.......................   $20,866   $27,430     64.6%     59.4%     $56,300    $ 71,961     63.7%    59.5%
Cash `Til Payday origination fees...     4,975     9,896     15.4      21.4       12,964      23,925     14.7     19.8
Government services.................     1,776     1,568      5.5       3.4        4,861       4,807      5.5      4.0
Other revenue.......................     4,692     7,305     14.5      15.8       14,204      20,219     16.1     16.7
                                       -------   -------    -----     -----      -------    --------    -----    -----
Total revenue.......................   $32,309   $46,199    100.0%    100.0%     $88,329    $120,912    100.0%   100.0%
                                       =======   =======    =====     =====      =======    ========    =====    =====

-----------------------------------------------------------------------------------------------------------------------

QUARTER COMPARISON

Total revenues were $46.2 million for the three months ended March 31, 2000 compared to $32.3 million for the three months ended March 31, 1999, an increase of $13.9 million or 43.0%. The Acquisitions accounted for an increase of $6.9 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $6.2 million or 21.4%. Check cashing revenue increased 9.0%, Cash `Til Payday(R) origination fees increased 66.7% and other revenues increased 37.9%. Partially offsetting this increase, however, was a 33.9% decline in retail store revenues from government services. The decrease in retail store revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and due to the implementation of electronic benefits transfer systems (sometimes referred to as "EBT" systems). The Company receives revenue on its government contracts based primarily on the number of transactions it executes. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

NINE MONTH COMPARISON

Total revenues were $120.9 million for the nine months ended March 31, 2000 compared to $88.3 million for the nine months ended March 31, 1999, an increase of $32.6 million or 36.9%. The Acquisitions accounted for an increase of $18.5 million.

Comparable retail store sales at those locations owned by the Company for the entire period increased $12.1 million or 15.2%. Check cashing revenue increased 6.3%, Cash `Til Payday(R) origination fees increased 55.1% and other revenues increased 21.3%. The increase in Cash `Til Payday(R) origination fees resulted primarily from improvements in product design. Partially offsetting this increase, however, was a 33.3% decline in retail store revenues from government services. The decrease in retail store revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and due to the implementation of EBT. The Company receives revenue on its government contracts based primarily on the number of transactions it executes. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

Store and Regional Expense Analysis

                                          Three Months Ended March 31,                   Nine Months Ended March 31,
---------------------------------------------------------------------------------------------------------------------------

                                                             (Percentage of                                  (Percentage of
                                    ($ in thousands)         total revenue)         ($ in thousands)         total revenue)
                               --------------------------------------------------------------------------------------------
                                     1999         2000      1999       2000          1999         2000      1999       2000
                               ------------  -----------  ---------  ---------  -----------  ----------  ----------  ------
Salaries and benefits..........   $ 8,979      $12,578      27.8%      27.2%      $26,005      $34,296      29.4%      28.4%
Occupancy......................     2,407        3,163       7.4        6.8         7,069        9,232       8.0        7.6
Depreciation...................       538        1,131       1.7        2.4         1,543        3,083       1.7        2.5
Other..........................     5,182        9,898      16.0       21.4        17,026       26,373      19.3       21.8
                               ----------      -------      ----       ----       -------      -------      ----       ----
Total store and regional
   expenses....................   $17,106      $26,770      52.9%      57.8%      $51,643      $72,984      58.4%      60.3%
                               ==========      =======      ====       ====       =======      =======      ====       ====

---------------------------------------------------------------------------------------------------------------------------


QUARTER COMPARISON

Store and regional expenses were $26.8 million for the three months ended March 31, 2000 compared to $17.1 million for the three months ended March 31, 1999, an increase of $9.7 million or 56.7%. The Acquisitions accounted for an increase of $3.5 million. For the three months ended March 31, 2000 total store and regional expenses increased to 57.8% of total revenue compared to 52.9% of total revenue for the same period in the prior year due to increased start-up costs associated with new store openings in the three months ended March 31, 2000.

NINE MONTH COMPARISON

Store and regional expenses were $73.0 million for the nine months ended March 31, 2000 compared to $51.6 million for the nine months ended March 31, 1999, an increase of $21.4 million or 41.5%. Store and regional expenses associated with the Acquisitions were $10.7 million. For the nine months ended March 31, 2000 total store and regional expenses increased to 60.3% compared to 58.4% for the nine months ended March 31, 1999 due to increased start-up costs associated with new store openings.

Other Expense Analysis

                                               Three Months Ended March 31,                      Nine Months Ended March 31,
-----------------------------------------------------------------------------------------------------------------------------------

                                         ($ in thousands)   (Percentage of revenues)      ($ in thousands)  (Percentage of revenues)
                                       --------------------------------------------------------------------------------------------
                                          1999        2000       1999      2000           1999          2000       1999      2000
                                       --------------------------------------------------------------------------------------------

Corporate expenses.....................   $3,506      $5,643     10.9%     12.2%          $ 9,852      $14,927      11.2%     12.3%
Loss on store closings
   and sales...........................       25          34      0.1        .1                75          105       0.1        .1
Goodwill amortization..................    1,185       1,459      3.7       3.2             3,461        4,118       3.9       3.4
Other depreciation and amortization....      209         358       .6        .8               756        1,011        .9        .8
Recapitalization costs and other
 non-recurring items...................        -           -        -         -            12,575          133      14.2        .1
Interest expense.......................    5,959       4,650     18.4      10.1            12,457       13,066      14.1      10.8
Income tax provision...................    2,057       3,430      6.4       7.4             1,694        8,601       1.9       7.1

-----------------------------------------------------------------------------------------------------------------------------------


QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $5.6 million for the three months ended March 31, 2000 compared to $3.5 million for the three months ended March 31, 1999, an increase of $2.1 million or 60.0%. The Acquisitions accounted for $700,000 of the increase. Additional costs, primarily salaries and benefits, have been incurred as a result of the implementation of various strategic initiatives including the opening of additional Loan Mart(R) stores, which offer primarily Cash `Til Payday(R) unsecured short-term loans.

Goodwill Amortization

For the three months ended March 31, 2000, goodwill amortization was $1.5 million compared to $1.2 million for the three months ended March 31, 1999, an increase of $300,000. The increase is due to the additional goodwill associated with the Acquisitions.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $400,000 and $200,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of $200,000. The increase is the result of non-store and regional depreciation related to the Acquisitions.

Interest Expense

Interest expense was $4.7 million for the three months ended March 31, 2000 and $6.0 million for the three months ended March 31, 1999, a decrease of $1.3 million or 21.7%. This decrease is primarily attributable to the write-off of fees associated with the repayment of borrowings as a result of the Merger during the three months ended March 31, 1999.

Income Taxes

The provision for income taxes was $3.4 million for the three months ended March 31, 2000 compared to a $2.1 million provision for the three months ended March 31, 1999, an increase of $1.3 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

NINE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $14.9 million for the nine months ended March 31, 2000 compared to $9.9 million for the nine months ended March 31, 1999, an increase of $5.0 million or 50.5%. The Acquisitions accounted for $2.0 million of the increase. Additional costs, primarily salaries and benefits, have been incurred as a result of the implementation of various strategic initiatives including the opening of Loan Mart(R) stores, which offer primarily Cash `Til Payday(R) unsecured short-term loans.

Goodwill Amortization

For the nine month periods ending March 31, 2000 and 1999, goodwill amortization was $4.1 million and $3.5 million, respectively, an increase of $600,000. The increase is due to the additional goodwill associated with the Acquisitions.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $1.0 million and $800,000 for the nine months ended March 31, 2000 and 1999, respectively, an increase of $200,000. The increase is the result of non-store and regional depreciation related to the Acquisitions.


Recapitalization Costs and Other Non-recurring Items

During the nine months ended March 31, 1999, the Company incurred $12.6 million in expenses for the consummation of the Merger between Holdings and Acquisition which was accounted for as a recapitalization of Holdings.

During the nine months ended March 31, 2000, the Company made a subsequent adjustment of $133,000 for the recapitalization of Holdings.

Interest Expense

Interest expense was $13.1 million for the nine months ended March 31, 2000 and $12.5 million for the nine months ended March 31, 1999. The increase is primarily attributable to the increase in borrowings from the additional Acquisitions offset in part by the write-off of fees associated with the repayment of borrowings as a result of the Merger for the nine months ended March 31, 1999.

Income Taxes

The provision for income taxes was $8.6 million for the nine months ended March 31, 2000 compared to a provision of $1.7 million for the nine months ended March 31, 1999, an increase of $6.9 million. This increase is primarily attributable to the deductibility of expenses related to the merger and recapitalization of Holdings in the nine months ended March 31, 1999. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months March 31, 2000, cash and cash equivalents increased by $10.6 million. Revolving credit facilities increased $30.6 million primarily due to the acquisitions of CAC, CCCL, CRU and Checkstop, the remodeling of certain existing stores and new store openings. Net cash generated by operations totaled $20.6 million.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance store expansions. For the nine months ended March 31, 2000 and 1999, the Company had net cash provided by operating activities of $20.6 million and $9.8, respectively. Cash was primarily used for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology and acquisitions. For the nine months ended March 31, 2000, the Company had made capital expenditures of $9.7 million.

The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or newly opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $14.0 million during the fiscal year ending June 30, 2000, for remodeling and relocation of certain existing stores and for opening new stores.

The Company's credit agreement provides for a revolving credit facility of up to $70 million. The borrowings under the revolving credit facility as of March 31, 2000 were $34.1 million. In August 1999, the Company issued the remaining $1.9 million of its Senior Subordinated Notes. The Senior Notes, Senior Subordinated Notes and the revolving credit facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has an overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.8 million, and had a $4.6 outstanding balance as of March 31, 2000. In conjunction with the purchase of ICL, CAC and CCCL, the Company established an overdraft credit facility to fund working capital needs for its United Kingdom operations. The overdraft facility provides for up to $8.0 million and had $4.1 million outstanding as of March 31, 2000. The overdraft facility is secured by an $8.0 million Letter of Credit issued by Wells Fargo Bank under the revolving credit facility.

The Company is highly leveraged, and borrowings under the revolving credit facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and Senior Subordinated Notes and payment of interest and principal on the Company's other indebtedness. This is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and an expansion of the Cash 'Til Payday Loan(R) Program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes and Senior Subordinated Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

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

         In May 2000, the Company entered into a Stipulation of Settlement in the matter of Adrian Rubin v. Monetary Management Corp., et al. Pursuant to the terms of the Stipulation, the parties have agreed to release each other from any and all claims stemming from the lawsuit filed in May 1996. The Company's accrual was adequate to cover the settlement amount paid to Adrian Rubin

         The net effect of these items is immaterial and is included in recapitalization costs and other non recurring items.


Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         27.1  Financial Data Schedule


(b)      Reports on Form 8-K

               During the three month period ending March 31, 2000, the Registrant filed one report on Form 8K dated February 25, 2000 reporting an Item 2 Event (Acquisition or Disposition of Assets) and an amendment to Form 8K dated December 30, 1999 on February 28, 2000, reporting an Item 2 Event (Acquisition or Disposition of Assets) with Item 7 (Financial Statements and Exhibits).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DOLLAR FINANCIAL GROUP, INC.


Dated:  May 15, 2000                  *By:    /s/ Richard S. Dorfman
                                           -------------------------------
                                           Name:   Richard S. Dorfman
                                           Title:  Executive Vice President and
                                                   Chief Financial Officer,
                                                   (principal financial and
                                                    chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.