Form 10-K405
period 2000-06-30
DOLLAR FINANCIAL GROUP INC
filed 2000-09-28
CIK 1028643

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

       For the fiscal year ended June 30, 2000

                                       OR

[    ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934
       For the transition period from _____________ to _____________

                           Commission File Number             333-18221

                                       DOLLAR FINANCIAL GROUP, INC.
                          (Exact Name of Registrant as Specified in Its Charter)

                   New York                                   13-2997911
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

      1436 Lancaster Avenue, Suite 210
             Berwyn, Pennsylvania                             19312-1288
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

There is no market for the common stock of Dollar Financial Group, Inc. and all of such stock is held by the registrant's parent, DFG Holdings, Inc. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                    No
          ---------         ---------



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 28, 2000, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part IV is incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-18221) declared effective March 11, 1997, Registrant's Statement on Form 10Q filed February 16, 1999, Registrant's Statement on Form 8K/A filed April 26, 1999, Registrant's Statement on Form 8K/A filed September 30, 1999 and Registrant's Statement on Form 8K/A filed February 28, 2000.

                          DOLLAR FINANCIAL GROUP, INC.

                                Table of Contents

                            2000 Report on Form 10-K



                                     PART I

Item 1.   Business..................................................................................     4
Item 2.   Properties................................................................................    19
Item 3.   Legal Proceedings.........................................................................    20
Item 4.   Submission of Matters to a Vote of Security Holders.......................................    20


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................    21
Item 6.   Selected Financial Data...................................................................    21
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................    25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................    34
Item 8.   Financial Statements and Supplementary Data...............................................    35
Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..................................................................    60


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........................................    60
Item 11.  Executive Compensation....................................................................    62
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................    66
Item 13.  Certain Relationships and Related Transactions............................................    66


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    69

Item 1. BUSINESS

General

Dollar Financial Group, Inc., a New York corporation (the "Company" or "DFG"), was organized in 1979 under the name Monetary Management Corporation. The Company is a consumer financial services company operating the second largest check cashing store network in the United States, the largest such network in Canada and the United Kingdom. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, consumer loans, money orders, money transfers and various other related services. As of June 30, 2000, the Company has a total network of 891 stores in 17 states, the District of Columbia, Canada and the United Kingdom including 546 Company-owned stores with revenues for the fiscal year ended June 30, 2000 of $165.8 million, and with earnings before interest, income taxes, depreciation, amortization, recapitalization costs and other non-recurring items, writedown of goodwill and loss on store closings and sales ("Adjusted EBITDA") for the fiscal year ended June 30, 2000 of $48.4 million.

The Company's primary customers are working, lower-income individuals and families who require basic consumer financial services and are underserved by traditional retail banking networks. The increased expense and decreased availability of traditional retail banking services have left an increasing number of individuals and families (estimated at 9.5% of U.S. households) without banking relationships. Management believes that growth in the lower-income segment of the population combined with the decreasing availability of traditional retail banking services provides the Company with significant growth opportunities.

The Company's stores currently operate under the following locally established brand names: Any Kind Check Cashing Centers(R), Cash A Cheque, Cash Centres, Check Mart(R), Money Mart(R), The Money Shop and Loan Mart(R). During the fiscal year 1999, the Company initiated a rebranding of its North American stores to Money Mart. Through a relationship with a bank, the Company's subsidiary moneymart.com(TM) originates short-term consumer loans through 150 independent agents in eighteen states.

Industry Overview

United States

The check cashing industry in the United States is highly fragmented, consisting of approximately 9,500 stores as of January 2000, an increase from the approximately 1,350 national listings in 1986 according to an industry survey. The Company believes it is one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining being local store networks and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in the number of low-paying service sector jobs and an overall increase in the lower-income population.

A January 2000 Federal Reserve study estimated that 9.5% of families in the U.S. in 1998 did not maintain a banking relationship. The primary reason cited for not maintaining a checking account was that not enough checks are written to make it beneficial. Other reasons include the inability of many families and individuals to maintain the minimum account balances required by many banks and thrifts, high bank service charges and general dislike of banks.

The increase in the fees charged by banks on deposit accounts over time has contributed to the decline in the number of families and individuals holding such accounts. The U.S. Public Interest Research Group has conducted a national study which shows that, from 1995 to 1999, the annual cost to maintain a regular checking account grew by 7% to $217 and the average monthly balance requirements to avoid regular checking fees was $1,253. In general, the findings indicate that banks have increased their fees significantly on a real and inflation-adjusted basis.

Many banks have elected over time to close their less profitable or lower-traffic locations. These closings have tended to occur in lower-income, urban and minority neighborhoods. As banks continue this trend, wage earners in these lower-income areas will have fewer, if any, convenient alternatives other than local check cashing stores to perform basic financial transactions.

Lower-income individuals represent a large segment of the U.S. population. A recent U.S. census survey revealed that over 37 million U.S. households have income less than $30,000 a year. This low-wage population, from which the Company draws most of its customers, is the fastest-growing segment of the workforce. As the low-wage population continues to grow, the Company believes that this population will increasingly rely on the check cashing industry and the financial services that the Company provides as the primary source for their consumer financial products and services.

Canada

In contrast to the domestic market, the Canadian check cashing market is significantly more concentrated, with the Company's 220 owned and franchised stores accounting for 60% of the total number of check cashing stores in Canada. A 1998 survey conducted for the Company shows that a significant number of customers choose to patronize the Company's locations because of the convenient operating hours, fast and courteous service, and broad product offerings.

United Kingdom

In the United Kingdom ("UK"), check cashing is a relatively new and highly fragmented business that developed with the passage of the Checks Act in 1992 which prohibits non-financial institutions from cashing checks (a check cashing establishment is considered to be a financial institution for purposes of compliance with the Checks Act). Traditionally, check cashing had been offered as an "add-on" service to certain retail establishments. Management believes that while there are between 700 - 800 listed check cashing locations in the UK, only 125 - 175 are free-standing check cashing locations. A study conducted by the New Policy Institute stated that 9 million people, or approximately 25% of the adult population in the UK are without a bank account. Additionally, 46% of households have annual income less than $26,500.

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

Broad offering of products and services. Company stores offer a wide range of consumer financial products and services to meet the demands of their locale, including check cashing, money orders, money transfers and short-term consumer loans through its Cash `Til Payday(R) loan program where DFG acts as an agent to a federally chartered bank to offer unsecured short-term loans. The Company also offers a variety of ancillary products, including photo ID, lottery tickets, electronic tax filing, pagers, cellular phones, photocopy and fax services and pre-paid telecommunication products including local and long-distance phone cards.

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

Well-diversified credit risk. For the twelve months ended June 30, 2000, the Company cashed 8.3 million checks totaling $2.8 billion with an average face value of $334. The Company actively manages its customer risk profile and collection efforts in order to maximize check cashing revenues while maintaining losses within a targeted range. Management has instituted control mechanisms that it believes have been effective in managing risk, including: (i) check verification procedures; (ii) customer identification cards; (iii) customer files, including customer photographs, addresses, employment information and transaction history; (iv) point-of-sale database systems; and (v) background checks, among others. As a result, management believes that the Company is unlikely to sustain a material credit loss from a single transaction or series of transactions.

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

Strategy

The Company's business strategy is to capitalize on its competitive strengths by increasing the revenues and profitability of its existing operations, by continuing to grow through the acquisition of check cashing store networks and the development of alternative store formats. Key elements of the Company's business strategy include the following:

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

Growing through targeted acquisitions. Acquisitions have played an integral role in the Company's growth. Since June 1995, the Company has acquired an aggregate of over 660 owned or franchised stores. As a result of increasing industry consolidation, the Company may be required to shift its acquisition strategy to smaller check cashing store networks. Management will continue to seek opportunistic acquisitions of well-managed check cashing store networks located in areas with favorable demographics, including the southeastern and western parts of the United States, Canada and the United Kingdom as well as profitable check cashing stores in areas that complement the Company's existing geographic markets.

Developing alternative retailing platforms. In an effort to capitalize more fully on the success of its Cash `Til Payday(R) product, in September 1997 the Company began opening stores under the name Loan Mart(R), which offer primarily Cash `Til Payday(R) unsecured short-term loans in a friendly office-like environment. The Company's management believes the Loan Mart stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. The Company currently operates 70 Loan Mart(R) stores in the Seattle, Fresno, Tucson, Salt Lake City, Las Vegas, Denver, Oklahoma City, Tulsa, Portland and Phoenix areas and may develop stores in additional geographic areas. Management believes that, if successful, a network of Loan Mart(R) stores will allow the Company to access new customers and significantly increase the Company's revenues and profitability. While there can be no assurance that this new format will be successful, management believes that this and other platforms being explored by the Company complement the strategy and operations of the existing check cashing stores.

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

Managing credit risk. The Company's check cashing service consists of high volumes of small individual transactions requiring credit risk decisions on individual checks and customers. During the fiscal year ended June 30, 2000, the Company cashed 8.3 million checks totaling $2.8 billion with an average face amount of $334. The Company actively manages its customer risk profile and collection efforts in order to maximize check cashing revenues while maintaining losses within a targeted range. Management has instituted control mechanisms that it believes have been effective in managing risk, including: (i) check verification procedures; (ii) customer identification cards; (iii) customer files, including customer photographs, addresses, employment information and transaction history; (iv) point-of-sale database systems; and (v) background checks, among others. As a result, management believes that the Company is unlikely to sustain a material credit loss from a single transaction or series of transactions. The Company has experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For the fiscal year ended June 30, 2000, net write-offs as a percentage of face amount of checks cashed were 0.21%.

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

Based on a customer survey performed for the Company's Canadian subsidiary, Money Mart, in 1998, the Company believes that the demographics of Money Mart customers are similar to those of the Company's existing U.S. customers. The survey found that approximately 72% of Money Mart's customers have annual incomes below $30,000 and 64% are under the age of 35. Although 68% of the surveyed customers have a bank account, these consumers continue to use Money Mart due to the fast and courteous service and the stores' extended operating hours. In the UK, a study was recently conducted stating that 9 million people, or approximately 25% of the adult population, in the UK are without a bank account. Additionally, 46% of households have annual income less than $26,500.

The Company believes that many of its customers are workers or independent contractors who receive payment on an irregular basis and generally in the form of a check. The Company's core customer group lacks sufficient income to accumulate assets or to build savings. These customers rely on their current income to cover immediate living expenses and cannot afford the delays inherent in waiting for checks to clear through the commercial banking system. Furthermore, the Company believes that many of its customers use its check cashing services in order to gain immediate access to cash without having to maintain a minimum balance in a checking account and incur the cost of maintaining a checking account. In addition, although research conducted for the Company indicates that approximately 40% of its customers do have bank accounts, these customers use check cashing stores because they find the locations and extended business hours of the Company's stores more convenient than those of banks and value the ability to receive cash immediately, without waiting for a check to clear.

Products and Services

The Company's Retail Stores Division is responsible for DFG's check cashing and Loan Mart(R) store networks; the Merchant Services Division manages an electronic benefits distribution network in New York State.

Retail Stores Division

DFG's check cashing stores provide a broad range of consumer financial products and services to its customers at convenient locations with extended operating hours. Customers typically use DFG's stores to cash checks (payroll, government, and personal) and utilize one or more of the additional financial services available at most locations. In addition, customers use a variety of ancillary products, including Cash 'Til Payday(R) loans, electronic tax filing, pagers, cellular phones, ATM services, photocopy and fax services and pre-paid telecommunication products including local and long-distance phone cards.

Check Cashing

Customers may cash all types of checks at DFG check cashing locations, including payroll checks, government checks, and personal checks. In exchange for a verified check, customers receive cash immediately and are not required to wait several days for the check to clear. Both the customer's identification and the validity of the check are verified by multiple sources pursuant to the Company's standard verification procedures before any cash is distributed. Customers are charged a fee for this service (typically a small percentage of the face value of the check) which varies depending upon the type of check cashed and whether or not the customer has a previous record of cashing checks at that location. For the twelve months ended June 30, 2000, check cashing fees averaged approximately 3.50% of the face value of checks cashed.

The following chart presents a summary of check cashing data for the periods indicated below:

                            CHECK CASHING FEE SUMMARY

                                                                  For the Years Ended June 30,
                                                      -----------------------------------------------------
                                                            1996              1997             1998
                                                      -----------------------------------------------------
Face amount of checks cashed.......................      $728,123,000     $1,878,587,000   $2,301,861,000
Number of checks cashed............................         3,051,037          6,492,495        7,991,128
Average face amount per check......................           $238.65            $289.35          $288.05
Average fee per check..............................             $6.65              $8.00            $8.80
Average fee as a % of face amount..................              2.79%              2.76%            3.05%


                                                          For the Years Ended June 30,
                                                      -------------------------------------
                                                            1999               2000
                                                      -------------------------------------
Face amount of checks cashed.......................    $2,319,847,000    $2,784,267,000
Number of checks cashed............................         7,490,406         8,328,176
Average face amount per check......................           $309.71           $334.32
Average fee per check..............................            $10.14            $11.69
Average fee as a % of face amount..................              3.28%             3.50%

If a check cashed by the Company is not paid for any reason, the full face value of the check is recorded as a loss in the period during which the check was returned. The check is then sent to the store for collection and, if it remains uncollected, it is then sent to the Company's internal collections department, which contacts the maker and/or payee of each returned check and, if necessary, commences legal action. During fiscal 2000, approximately 74.8% of the face value of checks returned during that year were ultimately collected by the Company.

The following chart presents a summary of the Company's returned check experience for the periods indicated below:
                            RETURNED CHECK EXPERIENCE

                                                                For the Years Ended June 30,
                                                      --------------------------------------------------
                                                            1996              1997            1998
                                                      --------------------------------------------------
Face amount of returned checks.....................    $3,763,000        $9,618,000      $13,823,000
Collections on returned checks.....................     2,598,000         6,411,000        9,908,000
Net write-offs of returned checks..................     1,165,000         3,207,000        3,915,000
Collections as a percentage of returned checks.....          69.0%             66.7%            71.7%
Net write-offs as a percentage of check
   cashing revenues................................           5.7%              6.2%             5.6%
Net write-offs as a percentage of face amount
   of checks cashed................................          0.16%             0.17%            0.17%

                                                         For the Years Ended June 30,
                                                      ---------------------------------
                                                           1999             2000
                                                      ---------------------------------
Face amount of returned checks.....................    $16,607,000      $22,866,000
Collections on returned checks.....................     12,505,000       17,097,000
Net write-offs of returned checks..................      4,102,000        5,769,000
Collections as a percentage of returned checks.....           75.3%            74.8%
Net write-offs as a percentage of check
   cashing revenues................................            5.4%             5.9%
Net write-offs as a percentage of face amount
   of checks cashed................................           0.18%            0.21%

Cash `Til Payday(R) Originations

DFG acts as an agent for a bank offering unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of 14 or 28 days which can be extended a maximum of four times. Under this program, the Company earns origination and servicing fees. The bank originated or extended approximately $210 million of loans through the Company's locations during the fiscal year ended June 30, 2000. The Company's agreement with the bank contains a provision which permits the bank to establish a reserve for losses. The reserve results in a reduction of the Company's origination fees.

The Company currently operates 70 stores under the Loan Mart(R) name which offer primarily Cash `Til Payday(R) unsecured short-term loans. The Company's management believes the stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. Unlike many of the Company's check cashing customers, the Company's targeted Loan Mart(R) customer has, and is required to have, a bank account but experiences temporary shortages in cash from time to time. By offering this service on a stand-alone basis in Loan Mart(R) stores, the Company hopes to attract this target customer who might not otherwise utilize check cashing services. The first Loan Mart(R) stores were opened in late September 1997 and since then an additional 65 stores have been opened. These stores are located in Seattle, Fresno, Phoenix, Tucson, Salt Lake City, Denver, Portland, Tulsa, Oklahoma City, and Las Vegas.

Other Services and Product Extensions

In addition to check cashing and short-term loans, DFG customers are able to choose from a variety of products and services when conducting business at the Company's check cashing or Loan Mart (R) locations. These services include photo ID, electronic tax filing, pagers, cellular phones, ATM services, photocopy and fax services and pre-paid telecommunications products including local and long-distance phone cards. A survey of the Company's customers by an independent third party revealed that over 50% of customers use other services in addition to check cashing. Management believes that providing these services helps to implement the Company's customer-driven strategy by creating a convenient "one-stop" shopping atmosphere for its customers' financial service needs.

Among the most significant products and services other than check cashing and short-term loans offered by the Company are the following:

o Money Orders--DFG's check cashing stores exchange money orders for cash and/or checks for a minimal fee, with an average fee and face amount of $0.83 and $120, respectively, for the fiscal year ended June 30, 2000. Money orders are typically used as a means of payment of rent and utility bills for customers who do not have checking accounts. For the twelve months ended June 30, 2000, DFG's check cashing stores sold a total of 3.6 million money orders, generating total money order revenues of $3.0 million.

o Money Transfers--Through a strategic alliance with Western Union, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 23,000 agents in more than 130 countries throughout the world. DFG receives a percentage of the fee charged by Western Union for the transfer as its commission. For the twelve months ended June 30, 2000, the Company performed, primarily at its check cashing stores, approximately 1.0 million wire transfers generating total wire transfer fees of $7.9 million.

Government Benefits Distribution

In addition to the other consumer financial products and services offered by the Company, DFG stores in California provide for the distribution of food coupons. The Company believes that many state and local governments have elected to employ this method of distribution as a means of reducing administrative overhead and fraud which is often prevalent when benefits are issued through the mail. DFG's government contracts require the Company to provide continuous, uninterrupted operation of a benefits transfer system during normal business hours in its check cashing locations. The Company is paid on a per-transaction basis by the contracting governmental agency. The initial terms of these contracts range from one to five years and, in some cases, provide the government agencies the opportunity to extend the contract for additional periods.

A number of state and local government agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated the implementation of an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. The Company has not recorded revenue from these contracts since fiscal year ended June 30, 1998 for which it recorded $6.8 million. During the fiscal year ended June 30, 1998, the Company signed an agreement with the Commonwealth of Pennsylvania which provided for a payment of $2.5 million to compensate the Company for the decline in transactional revenues during the implementation period and to offset additional costs incurred by the Company. The installation of such systems did not have a material adverse effect on the Company's results of operations or financial condition.

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

In 1988, the State of New York began issuing food stamp benefits through its Electronic Benefits Issuance and Control System to 330,000 recipients on a monthly basis through grocery stores and other merchants in 57 counties outside of New York City. This package of benefits is currently distributed electronically through POS devices located in approximately 1,100 grocery, convenience and check cashing stores. These devices are directly connected to the state's welfare recipient database and operate in a manner similar to ATM machines by providing immediate verification when a recipient's magnetically encoded card is scanned through the system.

Although Citibank provides the POS devices to the merchants, it has little direct follow-up contact with either the distribution points or the benefits recipients. DFG operates as a subcontractor to Citibank and is responsible for monitoring and maintaining the network. The Company employs field agents and administrative personnel headquartered in Albany, New York to train merchants in the use of Citibank's POS terminals, monitor merchants for security compliance and quality control, and maintain accounting procedures to reconcile benefit transactions at each site. The Company is paid a fixed monthly fee for its services. The Company's revenues under this contract were approximately $4.8 million, $4.2 million and $3.9 million for the years ended June 30, 2000, 1999 and 1998, respectively.

The Company's contract expiration date with Citibank was December 31, 1998 but the Company negotiated an extension to the contract through June 30, 2000 with two six-month extensions exercisable by the state. The state has exercised the first six-month extension extending the Company's contract with Citibank to December 31, 2000. The Company has received information from the State of New York pertaining to a statewide implementation of EBT which contemplates completion by March 2001. Upon successful implementation of the EBT program, the Company's existing contract with Citibank would be terminated.

Store Operations

Locations

The following chart sets forth the number of stores in operation as of the dates indicated:

                                                       June 30,
                                      --------------------------------------------
              Markets                   1996     1997     1998    1999     2000
              -------
                                      --------------------------------------------
CALIFORNIA
Southern.........................         27       49       41       41      44
Northern.........................         13       73       77       79      92

PENNSYLVANIA
Philadelphia.....................         20       26       11       10      11
Pittsburgh.......................         11       11       10       10      10

OHIO
Cleveland........................         11       26       24       22      21
Other Ohio cities (1)............          9        8        8        5       7

ARIZONA
Phoenix..........................          8       17       16       25      34
Tucson...........................          0        0        0        0       7

Texas............................         11       28       23        3       3
Michigan.........................         13       12        0        0       0
Virginia.........................         14       14       14       14      15
Washington.......................          9        9       15       15      17
Utah.............................          4        3        3        3       7
MD/DC............................          0        4        4        4       4
New Mexico.......................          3        3        4        4       4
Louisiana........................          0        3        3        3       3
Hawaii...........................          0        3        3        3       3
Wisconsin........................          1        1        1        1       1
Colorado.........................          0        0        0        0       6
Oklahoma.........................          0        0        0        0       8
Oregon...........................          0        0        0        0       2
Nevada...........................          0        0        0        0       1
Franchised locations.............          0        3        3        3       0

UNITED KINGDOM...................          0        0        0       11     107
Franchised locations.............          0        0        0        0     264
CANADA...........................          0       76       86      101     139
Franchised locations.............          0       67       70       80      81
                                      --------------------------------------------
Total Stores.....................        154      436      416      437     891
                                      ============================================

[FN]
(1)  These other cities include Akron, Canton, Youngstown, and Cincinnati.

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

Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of "normal" banking hours. A typical store operates from 9:00 A.M. to 9:00 P.M. during weekdays and Saturdays and 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, the Company operates stores on a 24-hour, seven-days-per-week basis.

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

The Company is currently implementing a Point-of-Sale ("POS") transaction processing system comprised of a networked hardware and software package with integrated database and reporting capabilities. Management believes that the POS system will provide its stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of the Company's credit verification process. The POS system is expected to enhance the Company's ability to offer new products and services and to improve its customer service. During fiscal 2000, the Company spent $1.4 million to purchase the necessary equipment and implement the POS system. Management expects to continue enhancement of this system during fiscal 2001.

Security

All check cashing operations are exposed to two major classes of theft: robbery and internal theft. DFG management has implemented extensive security systems, dedicated security personnel and management information systems which address both areas of potential loss. Management believes that its systems are among the most effective in the industry. Total net security losses represented less than 0.9% of both total revenues and face value of checks cashed for the twelve months ended June 30, 2000.

Most store employees operate behind bullet-resistant glass and steel partitions and the back office, safe and computer areas are locked and closed to customers. Each store's security measures include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and the tracking of all employee movement in and out of secured areas. In addition, employees use cellular phones to insure safety and security of the staff whenever they are outside the secure teller area. This centralized system includes the following security measures in addition to those mentioned above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

Due to the high volumes of cash, food stamps, and negotiable instruments handled at the Company's locations, daily monitoring, unannounced audits, and immediate response to irregularities are critical in combating theft and fraud. The Company has an internal auditing program which includes periodic unannounced store audits and cash counts at randomly selected locations.

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

Competition

The check cashing industry in the United States is highly competitive and will become even more so as the industry consolidates. An industry survey has reported that as of January 2000, a total of approximately 9,500 check cashing stores were operating in the United States.

DFG, with 891 stores, is the second largest check cashing store network in the United States and the largest such network in Canada and the United Kingdom. ACE Cash Express, Inc. operates the largest check cashing store network in the United States, operating 1,072 stores in 32 states as of June 30, 2000. According to the industry survey, the seven largest chains control less than 20% of the total stores, which reflects the fragmented nature of the check cashing industry.

In addition to other check cashing stores in the U.S., Canada, and United Kingdom, DFG competes with banks and other financial services entities, and retail businesses, such as grocery and liquor stores, which will cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants provide this service to a limited number of customers with superior credit ratings, and will typically only cash "first party" checks, or those written on the customer's account and made payable to the store.

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

The Company acts as an agent for a bank offering unsecured short-term loans. The bank is subject to federal and state banking regulations. Legislation has been introduced at the federal level that could affect the Company's ability to generate origination fees as an agent for the bank as well as the Company's ability to offer the Cash `Til Payday(R) product. While the Company does not believe that the legislation will be passed, if enacted the Company would not be able to offer the short-term loan product as currently structured.

The Department of the Treasury issued a final rule concerning the application of the Bank Secrecy Act ("BSA") to those non-bank financial institutions called "money servicer businesses" ("MSB's"). The rule generally applies to five classes of financial businesses. These types of businesses include check cashers and sellers of money orders. Registration of MSB's is required by the Money Laundering Suppression Act of 1994. Under the final rule, MSB's must register by December 31, 2001 and renew every two years thereafter. In addition, MSB's must maintain a list of their agents and update the list annually with the list being prepared by January 1, 2002 and made available for examination.

State Regulation

To date, the regulation of check cashing fees has been restricted to the state level. The Company is currently subject to fee regulation in six states, Pennsylvania, Ohio, California, Hawaii, Arizona, Maryland (effective October 1,
2000) and the District of Columbia where regulations set maximum fees for various types of checks in an attempt to prevent usurious pricing practices. The Company's fees comply with all state regulations.

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

Hawaii:                Maximum  of  3.0%  fee for  government  checks  or  $5.00
                       whichever is greater,  5.0% fee for payroll checks, 10.0%
                       fee for  personal  checks or $5.00  whichever is greater.
                       Permits one-time $10.00 fee to issue  identification  and
                       no  more  than  $5.00  for  identification   replacement.
                       Ceiling fees set in 1999.

Pennsylvania:          Maximum of 2.5% for government checks, 3.0% for payroll checks and 10.0% for personal checks.  Ceiling fees set in 1998.

Arizona:               Maximum of 3.0% fee for government checks or $5.00 whichever is greater.  Ceiling fees set in 2000.

Maryland (1):          Maximum of 2.0% fee for government checks or $5.00 whichever is greater,
                       4.0% fee for payroll checks or $5.00 whichever is greater, 10.0% fee for personal checks.  Permits for one-time $5.00 membership fee.

[FN]
(1)  Effective October 1, 2000.

The Company operates a total of 139 stores in California and Maryland. These states are among those that have so-called "prompt remittance" statutes. Such statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of such money orders thereby limiting the number of days or "float" which the Company has use of the money from the sale of such money orders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

Federal Regulation

Pursuant to regulations promulgated under the Bank Secrecy Act by the U.S. Treasury Department, transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be reported. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through, or to the financial institution that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash-in or cash-out totaling more than $10,000 during any one business day. Management believes that the Company's POS system and employee training programs are essential to the Company's compliance with these regulatory requirements.

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

Insurance Coverage

The Company maintains insurance coverage against losses, including theft, to protect its earnings and properties. In addition, the Company maintains insurance coverage against criminal acts, which coverage has a $25,000 per occurrence deductible.

Employees

As of June 30, 2000, the Company employed 2,912 persons worldwide, comprised of:
(i) 266 persons employed in the Company's accounting, management information systems, legal, human resources, treasury, finance and administrative departments including Canada and the UK; (ii) 2,614 persons employed by the Retail Stores Division, including tellers, store managers, regional supervisors, operations directors, and administrative personnel; and (iii) 32 persons employed by the Merchant Services Division who oversee operations, coordinate the activities of field personnel and manage the benefits distribution system in New York State.

None of the Company's employees is represented by labor unions, and management believes that its relations with its employees are good.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report may contain certain forward-looking statements regarding the Company's expected performance for future periods, and actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks of changing market conditions in the overall economy and the industry, consumer demand, the success of the Company's strategies and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission.

Item 2. PROPERTIES

The Company leases all store premises, which typically have initial terms of 5 to 20 years and contain provisions for renewal options; additional rental charges based on revenue, and payment of real estate taxes and common area charges. With respect to leased stores open as of June 30, 2000, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

    Period Ending            Number of
      June 30,            Leases Expiring
      ---------           ---------------
        2001                      63
        2002 - 2005              249
        2006 - 2010              160
        2011 - 2015               70
        2016 - 2020                4
                               ------
                                 546

Item 3. LEGAL PROCEEDINGS

On December 28, 1999, the Company entered into a settlement of a purported class-action lawsuit which had been commenced in February 1999. The plaintiff, who represents "payday loan" borrowers for purposes of the settlement, had alleged violations of state and federal usury and consumer-protection laws by Eagle National Bank (the lender in the plaintiff's loan transaction), the Company and others. In entering into the settlement, the Company specifically denied any wrongdoing. The terms of the settlement set a maximum payout to the settlement class of $5.5 million. The settlement was preliminarily approved by the court on August 10, 2000 and is awaiting final court approval, on which management expects a ruling in October 2000. During the year ended June 30, 2000, the Company recorded its best estimate, based on the information then available, of the costs of the settlement and of legal and administrative costs associated with the settlement. The amount of the provision is subject to revision, and it is possible that the final cost of the settlement could differ materially from the amount currently provided.

In May 2000, the Company entered into a Stipulation of Settlement in the matter of Adrian Rubin v. Monetary Management Corp., et al. Pursuant to the terms of the Stipulation, the parties have agreed to release each other from any and all claims stemming from the lawsuit filed in May 1996. The Company reversed the amount of accrual that was in excess of the settlement amount paid to Adrian Rubin.

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

The Indenture dated November 15, 1996 between the Company and State Street Bank and Trust Company, as trustee (the "Indenture"), relating to the 10 7/8% Senior Notes due 2006, the agreement dated December 18, 1998 relating to the 10 7/8% Senior Subordinated Notes due 2006 as well as the Company's credit agreement contain restrictions as to the declaration and payment of dividends. See "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements included elsewhere in this report.

Item 6. SELECTED FINANCIAL DATA

The selected consolidated historical financial information below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The balance sheet and statement of operations data of the Company as of and for the years ended June 30, 1996, 1997, 1998, 1999 and 2000 have been derived from historical consolidated financial statements of the Company.

                                                                         Year ended June 30,
                                        ---------------------------------------------------------------------------------------
                                             1996 (1)          1997 (2)           1998          1999(3), (4)       2000(5)
                                        ---------------------------------------------------------------------------------------
                                                          (dollars in thousands, except check cashing data)
Statement of Operations Data:
Revenues:
   Revenues from check cashing........     $      20,290     $       51,928   $       70,306   $        76,304   $       97,350
   Revenues from government services..            15,936             16,141           14,311             6,753            6,375
   Revenues from Cash 'Til Payday(R)
      origination fees................               539              1,471            7,448            18,559           34,787
   Other revenues.....................             5,665             13,472           19,120            19,363           27,241
                                        ---------------------------------------------------------------------------------------
Total revenues........................            42,430             83,012          111,185           120,979          165,753

Store and regional expenses:
   Salaries and benefits..............            13,975             26,817           33,670            35,329           47,058
   Occupancy..........................             4,031              7,951            9,656             9,609           12,800
   Depreciation.......................               893              1,446            2,018             2,227            4,683
   Other..............................            11,709             20,452           24,002            23,764           36,503
                                        ---------------------------------------------------------------------------------------
Total store and regional expenses.....            30,608             56,666           69,346            70,929          101,044

Corporate expenses....................             5,360              8,175           12,462            13,648           20,864
Loss on store closings and sales......             4,501                381               45               103              249
Goodwill amortization.................             1,167              2,792            3,624             4,686            5,564
Other depreciation and amortization...               691              1,113            1,152             1,020            1,620
Interest expense......................             3,385             10,007           12,945            16,401           17,491
Recapitalization costs and other
   non-recurring items................                 -                  -                -            12,575            1,478
Writedown of goodwill.................                 -                  -           12,870                 -                -
                                        ---------------------------------------------------------------------------------------
(Loss) income before income taxes and
   extraordinary item.................            (3,282)             3,878           (1,259)            1,617           17,443
Income tax (benefit) provision .......            (1,214)             2,425            5,538             3,881           12,043
                                        ---------------------------------------------------------------------------------------
(Loss) income before extraordinary item           (2,068)             1,453           (6,797)           (2,264)           5,400
Extraordinary loss on debt
   extinguishment (net of income tax
   benefit of $1,042 and $45).........                 -             (2,023)               -               (85)               -
                                        ---------------------------------------------------------------------------------------
Net (loss) income ....................     $      (2,068)    $         (570)  $       (6,797)   $       (2,349)  $        5,400
                                        =======================================================================================

Operating and Other Data:
Adjusted EBITDA (6)...................     $       7,355     $       19,724   $       31,526    $       38,619   $       48,405
Adjusted EBITDA margin (6)............              17.3%              23.8%            28.4%             31.9%            29.2%
Net cash provided by (used in):
   Operating activities...............             3,669              9,319           18,003            15,951           16,792
   Investing activities...............            (8,146)           (75,674)          (4,237)          (23,471)         (44,526)
   Financing activities...............             7,244             99,120          (12,699)           18,269           35,306
Stores in operation at end of period..               154                436              416               437              891

Check Cashing Data:
Face amount of checks cashed..........     $ 728,123,000     $1,878,587,000   $2,301,861,000    $2,319,847,000   $2,784,267,000
Number of checks cashed...............         3,051,037          6,492,495        7,991,128         7,490,406        8,328,176
Average face amount per check cashed..           $238.65            $289.35          $288.05           $309.71          $334.32
Average fee per check.................             $6.65              $8.00            $8.80            $10.14           $11.69
Average fee as a % of face amount.....             2.79%              2.76%             3.05%             3.28%            3.50%

Balance Sheet Data (at end of period):
Cash..................................     $      22,545     $       55,205   $       55,501    $       65,782   $       73,288
Total assets..........................            67,444            185,988          165,850           203,709          259,714
Total indebtedness....................            42,530            124,991          112,675           142,166          179,146
Shareholder's equity..................            13,707             38,560           29,454            36,334           39,595

[FN]
(1) On September 18, 1995, the Company purchased all of the outstanding stock or certain assets of several entities which operated 19 check cashing stores in California, Arizona, Ohio, and Wisconsin and operated under the name "Chex$Cashed." Total consideration for the purchase was $7.4 million, which was funded through borrowings under the Company's existing credit facility. Approximately $6.7 million, the excess of the purchase price over the fair market value of identifiable net assets, was recorded as goodwill.
(2) On August 8, 1996, the Company purchased all of the outstanding common stock of Any Kind Check Cashing Centers, Inc. and all the partnership interests in U.S. Check Exchange Limited Partnership which together operated 63 check cashing stores in seven states and the District of Columbia. Total consideration for the purchase was $31.0 million, of which $2.0 million was in the form of Holdings' common stock, plus initial working capital of approximately $6.0 million. On August 28, 1996, the Company acquired the assets associated with the operations of "ABC Check Cashing" which operated 15 check cashing centers within the Cleveland, Ohio area for $6.0 million in cash. On November 15, 1996, the Company purchased all of the outstanding common stock of National Money Mart, Inc. which owned and operated 36 check cashing stores and franchised 107 check cashing stores, all of which operate in Canada under the name "Money Mart." Total consideration for the purchase was $17.7 million, of which approximately $500,000 was in the form of Holdings' common stock, plus initial working capital of approximately $900,000. On November 15, 1996, the Company acquired the assets associated with the operations of Cash-N-Dash Check Cashing, Inc. which operated 32 check cashing stores in northern California under the name "Cash-N-Dash." Total consideration for the purchase was $7.3 million. On November 21, 1996, the Company purchased all the outstanding stock of C&C Check Cashing, Inc. which operated 22 check cashing stores in northern California under the name "C&C Check Cashing." Total consideration for the purchase was $3.8 million plus initial working capital of approximately $500,000. On April 18, 1997, the Company purchased all of the outstanding common stock of Canadian Capital Corporation which operated 43 check cashing stores in Canada under a franchise agreement with Money Mart. Total consideration for the purchase was $13.3 million plus initial working capital of approximately $1.8 million. Each of the acquisitions described above was accounted for under the purchase method of accounting. Approximately $74.3 million, the acquisition costs in excess of the fair market values of the net assets acquired, was recorded as goodwill. The acquisitions were funded through borrowings, issuance of Holdings Common Stock and revenue-based earn-outs totaling $1.1 million which are payable over a period of up to four years with $600,000 paid out through June 30, 2000.
(3) On November 13, 1998, Holdings entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") a Delaware corporation, controlled by Green Equity Investors II, L.P., a Delaware limited partnership ("GEI II") and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. The Merger was accounted for as a recapitalization of Holdings.
(4) On February 10, 1999, the Company acquired all of the outstanding shares of Instant Cash Loans Limited ("ICL") which operated eleven stores in the United Kingdom. The initial purchase price for this acquisition was $9.4 million plus initial working capital of approximately $2.0 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes Due 2006. On February 17, 1999, National Money Mart Company, a subsidiary of the Company, acquired the remaining 86.5% partnership interest in its Calgary Money Mart Partnership ("Calgary"). Calgary operated six stores in Alberta, Canada. The aggregate purchase price for this acquisition was $5.6 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes Due 2006.
(5) On July 7, 1999, the Company acquired all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operated 44 company owned stores in the United Kingdom. The initial purchase price for this acquisition was $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and the Company's 10 7/8% Senior Subordinated Notes Due 2006. The excess of the purchase price over the fair value of the identifiable net assets acquired was $8.2 million. Additional consideration of $10.0 million was subsequently recorded based under the profit-based earn-out agreement. On November 18, 1999, the Company acquired all of the outstanding shares of Cheques R Us, Inc. ("CRU") and Courtenay Money Mart Ltd. ("Courtenay"), which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.2 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.1 million. On December 15, 1999, the Company acquired all of the outstanding shares of Cash Centres Corporation Limited ("CCL"), which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.7 million based on future levels of profitability. On February 10, 2000, the Company acquired primarily all of the assets of CheckStop, Inc. ("CheckStop"), which is a payday loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. The agreement also includes a maximum potential contingent payment to the sellers of $350,000 based upon future results of operations.
(6) Adjusted EBITDA is earnings before interest, income taxes, depreciation, amortization, recapitalization costs and other non-recurring items, writedown of goodwill and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by accounting principles generally accepted in the United States and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with accounting principles generally accepted in the United States. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

The Company has historically derived its revenues primarily from providing check cashing services and other consumer financial products and services including money orders, money transfers, consumer loans and bill payment. In addition, certain Company stores provide for the distribution of public assistance benefits and food coupons. For the years ended June 30, 1998, 1999 and 2000, check cashing revenues as a percentage of total revenues approximated 63.2%, 63.1%, and 58.7%, respectively.

The check cashing industry in the United States is highly fragmented, and has experienced considerable growth as store locations have increased from approximately 1,350 in 1986 to approximately 9,500 as of January 2000. The Company believes it is one of only seven domestic check cashing store networks with more than 100 locations. The industry is comprised of mostly local chains and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in low-paying service sector jobs and an overall increase in the lower-income population.

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

                                              Number of Stores
                  Company                                         Month Acquired           Purchase Price
-------------------------------------------------------------------------------------------------------------
Instant Cash Loans Limited................          11           February 1999            $    9.4 million
Calgary Money Mart Partnership............           6           February 1999            $    5.6 million
Cash A Cheque Holdings Great Britain
     Limited..............................          44           July 1999                $   22.5 million
Cheques R Us, Inc.........................           6           November 1999            $    1.2 million
Cash Centres Corporation Limited..........         243 (1)       December 1999            $    8.4 million
CheckStop, Inc............................         N/A (2)       February 2000            $    2.7 million

[FN]
(1)      Includes 238 franchised stores.
(2)      Operates through 150 independent agents.

This Management's Discussion and Analysis of Financial Condition and Results of Operations solely reflects the historical results of the Company. The aforementioned purchase price for Instant Cash Loans Limited ("ICL") does not include initial working capital of approximately $2.0 million. The aforementioned purchase price for Cash A Cheque Holdings Great Britain Limited ("CAC") includes an additional amount due to the sellers of $10.0 million based under a profit-based earn-out agreement. The aforementioned purchase prices for Cash Centres Corporation Limited ("CCL") and CheckStop, Inc. ("CheckStop") exclude potential contingent payments to the sellers of $2.7 million and $350,000, respectively, based on future profitability. Any amounts paid under the earn-out contingencies will be recorded as additional consideration of the acquisition when the contingency is resolved.

Due to the rapid growth of the Company, period-to-period comparisons of financial data are not necessarily indicative of the results for subsequent periods and should not be relied upon as an indicator of the future performance of the Company.

On November 13, 1998, Holdings, entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition"), an entity controlled by Green Equity Investors II, L.P., and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. Prior to the Merger between Holdings and Acquisition, management of the Company exercised their options in Holdings which were converted into equivalent amounts of stock. The Merger was accounted for as a recapitalization of Holdings. Recapitalization costs consist primarily of non-cash charges of $9.9 million and $133,000 for the years ended June 30, 1999 and 2000, respectively, relating to the exercise of Holdings' options by management and other compensation received by the chief executive officer for services rendered in connection with the recapitalization of Holdings.

The management (other than the employment of Donald F. Gayhardt, Jr. as the President), Board of Directors and equity ownership of the Company did not change in the Merger and Holdings continues to own one hundred percent of the voting securities of the Company.

In connection with the Merger, Holdings, the Company and Jeffrey Weiss, the current chief executive officer of Holdings and the Company, entered into an employment agreement, dated November 13, 1998, effective concurrently with the consummation of the Merger, pursuant to which Jeffrey Weiss will continue to serve as the chief executive officer of Holdings and the Company. In addition, the Company, Holdings and Donald F. Gayhardt, Jr., entered into an employment agreement, dated December 18, 1998, pursuant to which Donald F. Gayhardt, Jr. will serve as the President of Holdings and the Company. Donald F. Gayhardt, Jr. formerly served as the executive vice president and chief financial officer of the Company from 1992 to 1997.

The Company's revenues from government services as a percentage of total revenues decreased for the years ended June 30, 1999 and 2000. The Company expects that its revenues from the distribution of public assistance benefits will continue to decline due to a number of factors, including a continued reduction in the number of recipients eligible for benefits. Additionally, a number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). The Commonwealth of Pennsylvania initiated an EBT system in January 1998 which was fully implemented during fiscal 1998. As a result, all of the Company's contracts with the Commonwealth of Pennsylvania were terminated during fiscal 1998. The Company has not recorded revenue from these contracts since fiscal year June 30, 1998 for which these contracts contributed 6% of total revenues. The installation of such systems did not have a material adverse effect on the Company's results of operations or financial condition. See "Government Benefits Distribution" on page 12.

Results of Operations

The following table sets forth the Company's results of operations as a percentage of revenues for the indicated periods:

                                                                                Year ended June 30,
                                                                           ----------------------------
                                                                             1998     1999     2000
                                                                           ----------------------------
Statement of Operations Data:
Revenues:
    Revenues from check cashing...........................................   63.2%    63.1%    58.7%
    Revenues from government services.....................................   12.9      5.6      3.8
    Revenues from Cash 'Til Payday(R) origination fees....................    6.7     15.3     21.0
    Other revenues........................................................   17.2     16.0     16.5
                                                                           ----------------------------
Total revenues............................................................  100.0    100.0    100.0

Store and regional expenses:
    Salaries and benefits.................................................   30.3     29.2     28.4
    Occupancy.............................................................    8.7      7.9      7.7
    Depreciation..........................................................    1.8      1.8      2.8
    Other.................................................................   21.6     19.6     22.0
                                                                           ----------------------------
Total store and regional expenses.........................................   62.4     58.5     60.9

Corporate expenses........................................................   11.2     11.3     12.6
Loss on store closings and sales..........................................    -        0.1      0.2
Goodwill amortization.....................................................    3.3      3.9      3.3
Other depreciation and amortization.......................................    1.0      0.8      1.0
Interest expense..........................................................   11.6     13.6     10.5
Recapitalization costs and other non-recurring items......................    -       10.4      0.9
Writedown of goodwill.....................................................   11.6      -        -
                                                                           ----------------------------
(Loss) income before income taxes and extraordinary item..................   (1.1)     1.4     10.6
Income tax provision .....................................................    5.0      3.2      7.3
                                                                           ----------------------------
(Loss) income before extraordinary item...................................   (6.1)    (1.8)     3.3
Extraordinary loss on debt extinguishment (net of income tax benefit).....    -       (0.1)     -
                                                                           ----------------------------
Net (loss) income.........................................................   (6.1)%   (1.9)%    3.3%
                                                                           ============================

Year Ended June 30, 2000 Compared to the Year Ended June 30, 1999

Total revenues were $165.8 million for the year ended June 30, 2000 as compared to $121.0 million for the year ended June 30, 1999, an increase of $44.8 million, or 37.0%. Of this increase, $18.5 million resulted from the inclusion of the results of operations of the entities acquired during fiscal 2000, (collectively referred to hereafter as the "Acquisitions"). In addition, revenues increased $4.8 million from new store openings during fiscal 2000. For stores that were opened and owned by the Company during the entire period from July 1, 1998 through June 30, 2000, revenues increased by 13.5%. This increase resulted from an increase in Cash `Til Payday(R) revenues of 52.3% and an increase in revenues from check cashing of 4.5%, offset in part by a decrease in revenues from government services of 36.8%. The increase in Cash `Til Payday(R) revenues resulted primarily from improvements in product design. Government services revenues accounted for 3.8% of total revenues for the year ended June 30, 2000, a decrease from 5.6% of total revenues for the year ended June 30, 1999. The decrease in revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and due to the implementation of EBT systems. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

Store and regional expenses were $101.0 million for the year ended June 30, 2000 as compared to $70.9 million for the year ended June 30, 1999, an increase of $30.1 million, or 42.5%. The Acquisitions resulted in an increase in store and regional expenses of $11.6 million and new store openings accounted for $7.9 million. Also, accounting for the increase in store and regional expenses were acquisitions during fiscal year 1999 which incurred a full year of expenses in fiscal year 2000. Store and regional expenses as a percentage of revenues increased from 58.5% in the year ended June 30, 1999 to 60.9% in the year ended June 30, 2000 due to increased start-up costs associated with new store openings during the year ended June 30, 2000.

Salaries and benefits were $47.1 million for the year ended June 30, 2000 as compared to $35.3 million for the year ended June 30, 1999, an increase of $11.8 million, or 33.4%. The Acquisitions accounted for an increase in salaries and benefits of $4.2 million and new store openings accounted for $2.9 million. Salaries and benefits expenses as a percentage of revenues decreased from 29.2% for the year ended June 30, 1999 to 28.4% for the year ended June 30, 2000, as a result of increases in revenues from the Cash `Til Payday(R) program and revenues from check cashing.

Occupancy expense was $12.8 million for the year ended June 30, 2000 as compared to $9.6 million for the year ended June 30, 1999, an increase of $3.2 million, or 33.3%. The Acquisitions accounted for an increase of $1.2 million. In addition, occupancy expenses increased $1.4 million from new store openings during the year ended June 30, 2000. Occupancy expense as a percentage of revenues decreased from 7.9% for the year ended June 30, 1999 to 7.7% for the year ended June 30, 2000, due to an increase in same store revenues.

Depreciation expense was $4.7 million for the year ended June 30, 2000 as compared to $2.2 million for the year ended June 30, 1999 an increase of $2.5 million, or 113.6%. The Acquisitions accounted for an increase of $1.1 million and new store openings accounted for $600,000. Depreciation expense as a percentage of revenues increased to 2.8% for the year ended June 30, 2000 from 1.8% for the year ended June 30, 1999.

Other store and regional expenses were $36.5 million for the year ended June 30, 2000 as compared to $23.8 million for the year ended June 30, 1999, an increase of $12.7 million, or 53.4%. The Acquisitions and new store openings accounted for an increase in other store and regional expenses of $5.1 million and $3.0 million respectively. Other store and regional expenses consist of bank charges, armored security costs, net returned checks, cash shortages, cost of goods sold, insurance, advertising and other costs incurred by the stores.

Corporate expenses were $20.9 million for the year ended June 30, 2000 as compared to $13.6 million for the year ended June 30, 1999, an increase of $7.3 million, or 53.7%. This increase resulted from the additional corporate costs associated with the Acquisitions and new store openings during fiscal 2000. Corporate expenses as a percentage of revenues increased from 11.3% for the year ended June 30, 1999 to 12.6% for the year ended June 30, 2000.

Goodwill amortization was $5.6 million for the year ended June 30, 2000 as compared to $4.7 million for the year ended June 30, 1999, an increase of $900,000, or 19.1%. This increase was mainly due to the amortization of the goodwill associated with Acquisitions during the year ended June 30, 2000.

Other depreciation and amortization expenses were $1.6 million for the year ended June 30, 2000 as compared to $1.0 million for the year ended June 30, 1999, an increase of $600,000 or 60%. Of this increase, the Acquisitions accounted for $100,000. Other depreciation and amortization as a percentage of revenues increased to 1.0% for the year ended June 30, 2000 from .8% for the year ended June 30, 1999.

Interest expense was $17.5 million for the year ended June 30, 2000 as compared to $16.4 million for the year ended June 30, 1999, an increase of $1.1 million, or 6.7%. This increase was primarily attributable to the increase of borrowings under the Company's credit facilities to fund acquisitions, purchases of property and equipment related to existing stores, recently acquired stores and investments in technology and the increase in the borrowing rates of the Company's revolving credit facilities.

Recapitalization costs and other non-recurring items were $1.5 million for the year ended June 30, 2000 as compared to $12.6 million for the year ended June 30, 1999, a decrease of $11.1 million or 88.1%. Recapitalization costs and other non-recurring items for the year ended June 30, 1999 consists primarily of a non-cash charge of $9.9 million relating to the exercise of Holdings' options by management and other compensation received by the chief executive officer for services rendered in connection with the recapitalization of Holdings. For the year ended June 30, 2000 the Company incurred a charge of $1.4 million for costs associated with the planned acquisition of Direct General Corporation for which a final agreement could not be reached and was terminated.

Year Ended June 30, 1999 Compared to the Year Ended June 30, 1998

Total revenues were $121.0 million for the year ended June 30, 1999 as compared to $111.2 million for the year ended June 30, 1998, an increase of $9.8 million, or 8.8%. Of this increase, $3.8 million resulted from the inclusion of the results of operations of the entities acquired during fiscal 1999, (collectively referred to hereafter as the "1999 Acquisitions"). In addition, revenues increased $3.8 million from new store openings during fiscal 1999. For stores that were opened and owned by the Company during the entire period from July 1, 1997 through June 30, 1999, revenues increased by 11.0%. This increase resulted from an increase in Cash `Til Payday(R) revenues of 116.9% and an increase in revenues from check cashing of 5.3%, offset in part by a decrease in revenues from government services of 45.6%. The increase in Cash `Til Payday(R) revenues resulted primarily from improvements in product design. Government services revenues accounted for 5.6% of total revenues for the year ended June 30, 1999, a decrease from 12.9% of total revenues for the year ended June 30, 1998. The decrease in revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and due to the implementation of EBT systems. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

Store and regional expenses were $70.9 million for the year ended June 30, 1999 as compared to $69.3 million for the year ended June 30, 1998, an increase of $1.6 million, or 2.3%. The 1999 Acquisitions resulted in an increase in store and regional expenses of $2.2 million. Store and regional expenses as a percentage of revenues decreased from 62.4% for the year ended June 30, 1998 to 58.5% for the year ended June 30, 1999. This decrease was due primarily to the continued improvement in store level profitability.

Salaries and benefits were $35.3 million for the year ended June 30, 1999 as compared to $33.7 million for the year ended June 30, 1998, an increase of $1.6 million, or 4.7%. The 1999 Acquisitions accounted for an increase in salaries and benefits of $1.1 million. Salaries and benefits expenses as a percentage of revenue decreased from 30.3% for the year ended June 30, 1998 to 29.2% for the year ended June 30, 1999, as a result of increases in revenues from the Cash `Til Payday(R) program and revenues from check cashing.

Occupancy expense was $9.6 million for the year ended June 30, 1999 as compared to $9.7 million for the year ended June 30, 1998, a decrease of $100,000, or

1.0%. The 1999 Acquisitions accounted for an increase of $300,000 and the closing of certain Pennsylvania stores due to the expiration of the government contract with the Commonwealth of Pennsylvania accounted for a decrease of $500,000. Occupancy expense as a percentage of revenues decreased from 8.7% for the year ended June 30, 1998 to 7.9% for the year ended June 30, 1999, due to an increase in same store revenues.

Depreciation expense was $2.2 million for the year ended June 30, 1999 as compared to $2.0 million for the year ended June 30, 1998 an increase of $200,000, or 10.0%. The 1999 Acquisitions accounted for an increase of $100,000. Depreciation expense as a percentage of revenues remained at 1.8% for the years ended June 30, 1998 and June 30, 1999.

Other store and regional expenses were $23.8 million for the year ended June 30, 1999 as compared to $24.0 million for the year ended June 30, 1998, a decrease of $200,000, or 0.8%. The 1999 Acquisitions accounted for an increase in other store and regional expenses of $800,000 while closing of certain Pennsylvania stores due to the expiration of the government contract with the Commonwealth of Pennsylvania resulted in a decrease of $1.4 million. Other store and regional expenses consist of bank charges, armored security costs, net returned checks, cash shortages, cost of goods sold, insurance, advertising and other costs incurred by the stores.

Corporate expenses were $13.6 million for the year ended June 30, 1999 as compared to $12.5 million for the year ended June 30, 1998, an increase of $1.1 million, or 8.8%. This increase resulted from the additional corporate costs associated with the 1999 Acquisitions completed during fiscal 1999. Corporate expenses as a percentage of revenues increased from 11.2% for the year ended June 30, 1998 to 11.3% for the year ended June 30, 1999.

Goodwill amortization was $4.7 million for the year ended June 30, 1999 as compared to $3.6 million for the year ended June 30, 1998, an increase of $1.1 million, or 30.6%. This increase was mainly due to the accelerated amortization of the remaining goodwill associated with the Company's government services line of business which is being amortized over the remaining life of the future undiscounted cash flows of the government services business.

Other depreciation and amortization expenses were $1.0 million for the year ended June 30, 1999 as compared to $1.2 million for the year ended June 30, 1998, a decrease of $200,000 or 16.7%.

Interest expense was $16.4 million for the year ended June 30, 1999 as compared to $12.9 million for the year ended June 30, 1998, an increase of $3.5 million, or 27.1%. This increase was primarily attributable to $1.9 million in commitment fee expense associated with the Recapitalization of Holdings and the issuance of debt to fund current acquisitions.

Recapitalization costs and other non-recurring items in 1999 consist primarily of a non-cash charge of $9.9 million relating to the exercise of Holding's options by management and other compensation received by the chief executive officer for services rendered in connection with the recapitalization of Holdings.

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

During the fourth quarter of fiscal year 1998, the Commonwealth of Pennsylvania informed the Company that all of the Commonwealth's government services contracts would be terminated at June 30, 1998 as a result of the successful implementation of an Electronic Benefit Transfer (EBT) system in Pennsylvania. Additionally, during the fourth quarter of fiscal year 1998, the State of New York presented the Company with an EBT implementation plan. The Company's contract expiration date was December 31, 1998 but the Company negotiated an extension to the contract through June 30, 2000 with two six-month extensions exercisable by the state. The state has exercised the first six-month extension extending the Company's contract to December 31, 2000. The Company has received information from the State of New York pertaining to a statewide implementation of EBT which contemplates completion by March 2001. Upon successful implementation of the EBT program, the Company's existing contract would be terminated. Management of the Company concluded that the Company would not have the opportunity to provide similar government services for the newly installed EBT systems in either Pennsylvania or New York. Upon the occurrence of these events, the Company determined that an impairment indicator was present. Accordingly, the Company estimated future cash flows for the remaining government services business and compared the undiscounted cash flows to the carrying amount of assets and related goodwill separately identifiable with the government services line of business. This analysis indicated that the goodwill related to the government services business was impaired. As a result, the Company measured the amount of impairment to be recorded by comparing the fair value of the assets and related goodwill to the carrying value of the assets and related goodwill. This analysis indicated that the fair value of the assets and related goodwill was less than the carrying value by $12.9 million. Therefore, the Company has written down the carrying value of the related goodwill by a charge to income of $12.9 million. This charge relates to goodwill as the fixed assets associated with the government services line of business have been fully depreciated. The remaining unamortized goodwill of approximately $3.0 million related to the government services business was amortized over the estimated remaining life of the future undiscounted cash flows associated with the government services business.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings' common stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance loan store expansion. For the years ended June 30, 1998, 1999 and 2000, the Company had net cash provided by operating activities of $18.0 million, $16.0 million and $16.8 million, respectively, for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology and acquisitions. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $9.6 million during its fiscal year ending June 30, 2001, for remodeling and relocation of certain existing stores and for opening new stores.

In connection with the Merger, the Company terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996. The Company entered into a Credit Agreement, dated as of December 18, 1998 obtaining a new $160 million credit facility. The Credit Agreement provides for a revolving credit facility of up to $70 million and provided for two term loans aggregating up to $90 million. The borrowings under the revolving credit facility as of June 30, 1999 and 2000 were $10.5 million and $42.5 million, respectively. The $90 million term loans were available to fund the Company's repurchase obligations in excess of $20 million, if any, in connection with the change of control provision of its 10 7/8% Senior Notes due 2006 (the "Senior Notes"). Repurchase obligations in connection with the Senior Notes were $810,000 and as a result, the $90 million term loan commitments expired on February 16, 1999.

Also, in connection with the Merger, the Company entered into an agreement dated December 18, 1998, pursuant to which the Company may issue up to $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes"), to (i) fund the Company's repurchase obligations, if any, in connection with its Senior Notes, or (ii) to finance or refinance acquisitions of the Company. In February 1999, the Company issued $18.1 million of its Senior Subordinated Notes to fund the purchase of ICL, Calgary and the repurchase obligations and related fees of $11.4 million, $5.6 million and $1.1 million, respectively. In August 1999, the Company issued the remaining $1.9 million to partially fund the acquisition of CAC. Issuance costs associated with the new Credit Agreement and the Senior Subordinated Notes paid during fiscal 1999 and 2000 were $7.6 million and $500,000 respectively.

The Company's indebtedness included a seller-subordinated note of $2.6 million at June 30, 1999 from a previous acquisition. The Company was seeking to restructure its obligations under the original subordinated note issued to the seller as part of the acquisition and had ceased making principal and interest payments. In May 2000, the Company entered into a Stipulation of Settlement in the matter. The parties agreed to release each other from all claims and the Company's accrual was adequate to cover the settlement amount.

The Senior Notes, new revolving credit facility and the Senior Subordinated Notes contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings.

The Company has an overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility provides for a commitment of up to approximately $4.7 million of which $2.5 million and $1.7 million were outstanding as of June 30, 2000 and 1999, respectively. Amounts outstanding under the facility bear interest at a rate of Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance. For the Company's United Kingdom operations, the Company also has an overdraft facility which provides for a commitment of up to approximately $7.6 million of which $4.6 million and $0.0 million was outstanding as of June 30, 2000 and June 30, 1999, respectively. The overdraft facility is secured by an $8.0 million Letter of Credit issued by Wells Fargo Bank under the revolving credit facility.

The Company is highly leveraged, and borrowings under the new revolving credit facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the new revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth) and continued expansion of the Cash 'Til Payday(R) loan program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

Income Taxes

The Company's effective tax rates for fiscal 1998, 1999 and 2000 were (439.9)%, 240.0% and 69.0%, respectively. The effective rate differs from the federal statutory rate of 34% due to state taxes, foreign taxes, nondeductible goodwill amortization which resulted from the June 30, 1994 acquisition of the Company and several subsequent acquisitions and writeoffs of goodwill.

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

Pending Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which delays the effective date of SFAS No. 133. Accordingly, SFAS 133 shall be effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS No. 133 on the Company's future earnings and financial position, but does not expect it to be material.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SEC subsequently issued SAB 101B, which delays the effective date of SAB101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 is expected to have no effect on the Company's results of operations, financial position, capital resources or liquidity.

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

Interest Rates

The Company's outstanding indebtedness, and related interest rate risk, is managed centrally by the office of the Chief Financial Officer of the Company by implementing the financing strategies approved by the Company's Board of Directors. The Company's debt consists of fixed-rate senior notes and senior subordinated notes. The Company's revolving credit facility and overdraft credit facilities carry a variable rate of interest. As most of the Company's average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to materially impact the consolidated financial position, results of operations or cash flows of the Company.

Foreign Exchange Rates

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. As strategy is being finalized and policy created, precautions have been taken should exchange rates shift. For the United Kingdom subsidiary, put options with a notional value of 7.0 million British Pounds have been purchased to protect quarterly earnings in the United Kingdom against foreign exchange fluctuations. Each contract has a strike price of initially 5% out of the money at the date of acquisition and each contract was out of the money at June 30, 2000. Out of the money put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. This strategy will continually be evaluated as to its effectiveness and suitability to the Company.

The Canadian and the United Kingdom operations constitute approximately 38.6% and 5.1%, respectively of the Company's fiscal year 2000 consolidated pre-tax earnings. As currency exchange rates change, translation of the financial results of the Canadian and United Kingdom operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in a translation adjustment of $5.5 million to the Company's net assets.

The Company estimated that a 10% change in foreign exchange rates by itself would impact reported pre-tax earnings from continuing operations by approximately $763,000 and $572,000 for the years ended June 30, 2000 and 1999, respectively. Such impact represents nearly 4.4% and 35.8% of the Company's consolidated pre-tax earnings for fiscal year 2000 and 1999, respectively.

Item 8. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DFG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dollar Financial Group, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Group, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
August 28, 2000

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                                                          June 30,
                                                                            --------------------------------------
                                                                               1999                     2000
                                                                            --------------------------------------
Assets
Cash and cash equivalents............................................        $    65,782          $        73,288
Accounts receivable..................................................              9,854                   13,134
Income taxes receivable..............................................              2,587                        -
Prepaid expenses.....................................................              2,174                    5,661
Deferred income taxes................................................                  -                      759
Notes receivable--officers............................................             2,851                    2,920
Due from parent......................................................                  -                      878
Property and equipment, net of accumulated
    depreciation of $7,546 and $15,094...............................             12,754                   23,625
Goodwill and other intangibles, net of accumulated
    amortization of $13,108 and $18,897..............................             96,636                  128,115
Debt issuance costs, net of accumulated
    amortization of $1,917 and $3,184................................              9,416                    8,446
Other................................................................              1,655                    2,888
                                                                            --------------------------------------
                                                                             $   203,709          $       259,714
                                                                            ======================================

Liabilities and shareholder's equity
Accounts payable.....................................................        $    12,040          $        16,331
Income taxes payable.................................................              2,483                      603
Advance from money transfer agent....................................              2,000                    1,000
Accrued expenses.....................................................              4,868                   21,429
Accrued interest payable.............................................              3,162                    1,610
Deferred tax liability...............................................                 78                        -
Due to parent........................................................                578                        -
Revolving credit facilities..........................................             12,162                   49,578
10-7/8% Senior Notes due 2006........................................            109,190                  109,190
Long-term debt and subordinated notes payable........................             20,814                   20,378
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares authorized;
       100 shares issued and outstanding at June 30, 1999
       and 2000......................................................                  -                        -
    Additional paid-in capital.......................................             50,824                   50,957
    Accumulated deficit..............................................            (11,224)                  (5,824)
    Accumulated other comprehensive loss.............................             (3,266)                  (5,538)
                                                                            --------------------------------------
Total shareholder's equity...........................................             36,334                   39,595
                                                                            --------------------------------------
                                                                             $   203,709          $       259,714
                                                                            ======================================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                              Year ended June 30,
                                                                 -----------------------------------------------
                                                                      1998           1999            2000
                                                                 -----------------------------------------------


Revenues.....................................................         $ 111,185      $ 120,979     $  165,753
Store and regional expenses:
    Salaries and benefits....................................            33,670         35,329         47,058
    Occupancy                                                             9,656          9,609         12,800
    Depreciation.............................................             2,018          2,227          4,683
    Other....................................................            24,002         23,764         36,503
                                                                 -----------------------------------------------
Total store and regional expenses............................            69,346         70,929        101,044
Corporate expenses...........................................            12,462         13,648         20,864
Loss on store closings and sales.............................                45            103            249
Goodwill amortization........................................             3,624          4,686          5,564
Other depreciation and amortization..........................             1,152          1,020          1,620
Interest expense, net of interest income of $128,
    $66 and $374.............................................            12,945         16,401         17,491
Recapitalization costs and other non-recurring items.........                 -         12,575          1,478
Writedown of goodwill........................................            12,870              -              -
                                                                 -----------------------------------------------
(Loss) income before income taxes and extraordinary item.....            (1,259)         1,617         17,443
Income tax provision.........................................             5,538          3,881         12,043
                                                                 -----------------------------------------------
(Loss) income before extraordinary item......................            (6,797)        (2,264)         5,400
Extraordinary loss on debt extinguishment
    (net of income tax benefit of $45).......................                 -            (85)             -
                                                                 -----------------------------------------------
Net (loss) income............................................         $  (6,797)     $  (2,349)    $    5,400
                                                                 ===============================================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (In thousands, except share data)


                                                                                    Accumulated
                                                       Additional                      Other           Total
                                    Common Stock        Paid-in     Accumulated    Comprehensive   Shareholder's
                                ----------------------
                                  Shares     Amount     Capital       Deficit           Loss           Equity
                                ----------------------------------------------------------------------------------

Balance, June 30, 1997......         100   $   - $     40,941 $      (2,078)  $         (303) $       38,560
Comprehensive loss..........
   Translation adjustment
     for the year ended
     June 30, 1998..........                                                          (2,309)         (2,309)
   Net loss for the year
     ended June 30, 1998....                                         (6,797)                          (6,797)
                                                                                                   ---------------
Total comprehensive loss....                                                                          (9,106)
                                ----------------------------------------------------------------------------------
Balance, June 30, 1998......         100       -       40,941        (8,875)          (2,612)         29,454
                                ----------------------------------------------------------------------------------

Comprehensive loss..........
     Translation adjustment
       for the year ended
       June 30, 1999........                                                            (654)           (654)
     Net loss for the year
       ended June 30, 1999..                                         (2,349)                          (2,349)
                                                                                                   ---------------
Total comprehensive loss....                                                                          (3,003)
     Noncash compensation...                            9,883                                          9,883
                                ----------------------------------------------------------------------------------
Balance, June 30, 1999......         100       -       50,824       (11,224)          (3,266)         36,334
                                ----------------------------------------------------------------------------------

Comprehensive income........
     Translation adjustment
       for the year ended
       June 30, 2000........                                                          (2,272)         (2,272)
     Net income for the year
       ended June 30, 2000..                                          5,400                            5,400
                                                                                                   ---------------
Total comprehensive income..                                                                           3,128
Non-cash compensation.......                              133                                            133
                                ----------------------------------------------------------------------------------
Balance, June 30, 2000......         100   $   -  $    50,957  $     (5,824)   $      (5,538)  $      39,595
                                ==================================================================================


                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Year ended June 30,
                                                                            ------------------------------------------
                                                                                1998         1999          2000
                                                                            ------------------------------------------
Cash flows from operating activities:
Net (loss) income........................................................     $ (6,797)    $ (2,349)    $  5,400
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
       Depreciation and amortization.....................................        7,374       10,892       13,120
       Loss on store closings and sales..................................           45          103          249
           Noncash recapitalization costs................................            -        9,883          133
       Writedown of goodwill.............................................       12,870            -            -
       Extraordinary loss on debt extinguishment, net of income
          tax benefit....................................................            -           85            -
       Deferred tax (benefit) provision..................................         (265)         320         (837)
       Change in assets and liabilities (net of effect of acquisitions):
          Decrease (increase) in accounts receivable and income
              taxes receivable...........................................        2,343       (3,730)        (417)
          Decrease (increase) in prepaid expenses and other..............          753       (1,087)      (2,760)
          Increase in accounts payable, income taxes payable,
             accrued expenses and accrued interest payable...............        1,680        1,834        1,904
                                                                            ------------------------------------------
Net cash provided by operating activities................................       18,003       15,951       16,792

Cash flows from investing activities:
Acquisitions, net of cash acquired.......................................       (1,870)     (16,062)     (30,586)
Gross proceeds from sales of property and equipment......................          202            -            -
Additions to property and equipment......................................       (2,569)      (7,409)     (13,940)
                                                                            ------------------------------------------
Net cash used in investing activities....................................       (4,237)     (23,471)     (44,526)

Cash flows from financing activities:
Other debt payments......................................................         (129)        (840)      (1,020)
Payments of advance from money transfer agent............................            -       (1,000)      (1,000)
Net (decrease) increase in revolving credit facilities...................      (12,187)      11,719       37,416
Proceeds from long-term debt.............................................            -       18,107        1,893
Payments of debt issuance costs..........................................          (66)      (7,634)        (463)
Advances to officers.....................................................            -       (2,651)         (64)
Payments of financed insurance premiums..................................         (317)         (10)           -
Net increase (decrease) in due to parent.................................            -          578       (1,456)
                                                                            ------------------------------------------
Net cash (used in) provided by financing activities......................      (12,699)      18,269       35,306
Effect of exchange rate changes on cash and cash equivalents.............         (771)        (468)         (66)
                                                                            ------------------------------------------
Net increase in cash and cash equivalents................................          296       10,281        7,506
Cash and cash equivalents at beginning of year...........................       55,205       55,501       65,782
                                                                            ------------------------------------------
Cash and cash equivalents at end of year.................................     $ 55,501     $ 65,782     $ 73,288
                                                                            ==========================================

Supplemental disclosures of cash flow information:
Interest paid............................................................     $ 12,250     $ 12,538     $ 18,031
Income taxes paid........................................................     $  4,314     $  5,503     $ 12,957

Supplemental schedule of noncash investing and financing activities:
Noncash recapitalization costs...........................................     $      -     $  9,883     $    133

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

1. Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company. Holdings has no employees or operating activities.

The Company, through its subsidiaries, provides retail financial services to the general public through a network of 891 locations (of which 546 are Company-owned) operating as Any Kind Check Cashing Centers(R), Check Mart(R), Money Mart(R), The Money Shop, Loan Mart(R), Cash a Cheque and Cash Centres in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, consumer loans, sale of money orders, money transfer services and various other related services. Additionally, the Company, through its merchant services division, maintains and services the network of electronic government benefits distribution in approximately 1,100 merchant locations throughout the State of New York. Also, the Company's subsidiary moneymart.com(TM), originates payday loans through 150 independent agents in eighteen states.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to the current presentation.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using either the straight-line or double declining balance method over the estimated useful lives of the assets, which vary from three to fifteen years.

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

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Intangible Assets

The cost in excess of net assets acquired or goodwill is amortized using the straight-line method over a useful life of thirty years. The carrying value of goodwill and other intangibles is reviewed periodically to determine whether the facts and circumstances suggest that the value may be impaired. If this review indicates that the value will not be recoverable, as determined based on undiscounted cash flows from operations before interest, the carrying value will be reduced to an amount determined on the basis of such discounted cash flows.

Debt Issuance Costs

Debt issuance costs are amortized using the straight-line method over the remaining term of the related debt (see Note 7).

Store and Regional Expenses

The direct costs incurred in operating the Company's stores and providing services under the Company's merchant services contracts have been classified as store expenses. Store expenses include salaries and benefits of store and regional employees, rent and other occupancy costs, depreciation of property and equipment, bank charges, armored security costs, net returned checks, cash shortages, cost of goods sold and other costs incurred by the stores. Excluded from store operations are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs.

Returned Checks

The Company charges operations for losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received. The net expense for bad checks included in other store expenses in the accompanying consolidated statements of operations was $3,915,000, $4,102,000 and $5,769,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

Income Taxes

The Company uses the liability method to account for income taxes. Accordingly, deferred income taxes have been determined by applying current tax rates to temporary differences between the amount of assets and liabilities determined for income tax and financial reporting purposes.

The Company and its subsidiaries file a consolidated federal income tax return with Holdings, but calculates its tax provision as if it were on a stand-alone basis.

Deferred Acquisition Costs

The Company defers certain costs incurred associated with potential acquisitions. In the event that the acquisition is not consummated, these costs are expensed directly. The costs associated with completed acquisitions are capitalized as part of the purchase price.

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Employees' Retirement Plan

Retirement benefits are provided to substantially all full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee's contribution, up to 8% of the employee's compensation. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $368,000, $423,000 and $420,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $2,078,000, $3,318,000, and $4,842,000 for the years ended June 30,
1998, 1999 and 2000, respectively.

Fair Value of Financial Instruments

The carrying values of the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company's Senior Notes is based on quoted market prices and the fair value of the Senior Subordinated Notes is based on the value of the Senior Notes (see
Note 7).

Foreign Currency Translation and Transactions

National Money Mart Company ("Money Mart"), the Company's Canadian subsidiary and Instant Cash Loans ("ICL"), Cash a Cheque ("CAC") and Cash Centres ("CCL"), the Company's United Kingdom subsidiaries, operate check cashing and financial services outlets in Canada and the United Kingdom, respectively. The financial statements of these foreign subsidiaries have been translated into U.S. dollars in accordance with accounting principles generally accepted in the United States. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are included in results of operations and have been insignificant.

Franchise Fees and Royalties

The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. Initial franchise fees included in revenues were $177,000, $179,000 and $184,000 for the years ended June 30, 1998, 1999 and 2000.

Pending Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which delays the effective date of SFAS No. 133. Accordingly, SFAS 133 shall be effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS No. 133 on the Company's future earnings and financial position, but does not expect it to be material.

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SEC subsequently issued SAB 101B, which delays the effective date of SAB101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 is expected to have no effect on the Company's results of operations, financial position, capital resources or liquidity.

3. DFG Holdings, Inc.

As discussed in Note 1, the Company is a wholly-owned subsidiary of Holdings. The activities of Holdings consist primarily of its investment in the Company and the issuance of $120.6 million aggregate principal amount of 13% Senior Discount Notes which generated gross cash proceeds of $64.0 million used in connection with the Merger (as defined below).

Recapitalization

On November 13, 1998, Holdings, entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") controlled by Green Equity Investors II, L.P., and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. Prior to the Merger between Holdings and Acquisition, management of the Company exercised their options in Holdings which were converted into equivalent amounts of stock. The Merger was accounted for as a recapitalization of Holdings. Recapitalization costs consist primarily of non-cash charges of $9.9 million and $133,000 for the years ended June 30, 1999 and 2000, respectively, relating to the exercise of Holding's options by management and other compensation received by the chief executive officer for services rendered in connection with the recapitalization of Holdings.

The management (other than the employment of Donald F. Gayhardt, Jr. as the President), Board of Directors and equity ownership of the Company did not change in the Merger and Holdings continues to own one hundred percent of the voting securities of the Company.

The components of Holding's shareholders' equity are as follows:

Common Stock

Holdings issued 17,504.11 shares for $3,225 per share on December 18, 1998. Of the 100,000 shares authorized, 19,864.93 shares were issued and outstanding at June 30, 2000.

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

On February 15, 1999, Holdings adopted the DFG Holdings, Inc. 1999 Stock Incentive Plan (the "Plan") whereby 1,413.32 shares of Holdings' common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of Holdings' Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights ("SAR") may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the Plan shall be subject to adjustment as specified in the Plan provisions. No options may be granted after February 15, 2009. During the year ended June 30, 1999, 979 nonqualified stock options were granted under the Plan at an exercise price of $3,225 per share, the estimated fair market value of the common stock at date of grant. No options were granted under the Plan during the year ended June 30, 2000. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date and have a term of ten years from the date of issuance.

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

On February 10, 1999, the Company purchased all of the outstanding shares of ICL which operated eleven stores in the United Kingdom. The initial purchase price for this acquisition was $9.4 million plus initial working capital of approximately $2.0 million. The Company issued $11.4 million of its Senior Subordinated Notes to fund the purchase. The excess of the purchase price over the fair value of identifiable net assets acquired was $8.3 million.

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

On July 7, 1999, the Company purchased all of the outstanding shares of CAC, which operated 44 company owned stores in the United Kingdom. The initial purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and $1.9 million of the Company's Senior Subordinated Notes. The excess of the purchase price over the fair value of the identifiable net assets acquired was $8.2 million. Additional consideration of $10.0 million was subsequently accrued based upon a profit-based earn-out agreement.

On November 18, 1999, the Company purchased all the outstanding shares of Cheques R Us, Inc. ("CRU") and Courtenay Money Mart Ltd. ("Courtenay"), which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.2 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.1 million.

On December 15, 1999, the Company purchased all of the outstanding shares of CCL, which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.7 million based on future levels of profitability.

On February 10, 2000, the Company purchased primarily all of the assets of CheckStop, Inc. ("CheckStop"), which is a payday loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. The agreement also includes a maximum potential contingent payment to the sellers of $350,000 based upon future results of operations.

                          DOLLAR FINANCIAL GROUP, INC.

4.  Acquisitions (continued)

The following unaudited pro forma information for the years ended 1999 and 2000 presents the results of operations as if the Acquisitions had occurred on July 1, 1998. The pro forma operating results include the results of operations for these acquisitions for the indicated periods and reflect the amortization of intangible assets arising from the acquisitions and increased interest expense on acquisition debt. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                     Year ended June 30,
                                                         (Unaudited)
                                             -------------------------------------
                                                   1999              2000
                                             -------------------------------------
                                                    (dollars in thousands)
Total revenue..............................      $ 142,763          $ 171,060
(Loss) income before extraordinary item....      $ (1,388)          $   5,463
Net (loss) income..........................      $ (1,473)          $   5,463

During fiscal year 2000, the Company was in negotiations to acquire Direct General Corporation. Upon receipt of Direct General's June 30, 2000 results the planned acquisition was terminated. As a result, the Company incurred a charge of $1.4 million for previously deferred costs associated with the acquisition. These costs are reflected in the Company's statement of operations for the year ended June 30, 2000 under the caption Recapitalization costs and other non-recurring items.

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

During the fourth quarter of fiscal year 1998, the Commonwealth of Pennsylvania informed the Company that all of the Commonwealth's government services contracts would be terminated at June 30, 1998 as a result of the successful implementation of an Electronic Benefit Transfer (EBT) system in Pennsylvania. Additionally, during the fourth quarter of fiscal year 1998, the State of New York presented the Company with an EBT implementation plan. The Company's contract expiration date was December 31, 1998 but the Company negotiated an extension to the contract through June 30, 2000 with two six-month extensions exercisable by the state. The state has exercised the first six-month extension extending the Company's contract to December 31, 2000. The Company has received information from the State of New York pertaining to a statewide implementation of EBT which contemplates

                          DOLLAR FINANCIAL GROUP, INC.

5. Writedown of Goodwill (continued)

completion by March 2001. Upon successful implementation of the EBT program, the Company's existing contract would be terminated. Management of the Company concluded that the Company would not have the opportunity to provide similar government services for the newly-installed EBT systems in either Pennsylvania or New York. Upon the occurrence of these events, the Company determined that an impairment indicator was present. Accordingly, the Company estimated future cash flows for the remaining government services business and compared the undiscounted cash flows to the carrying amount of assets and related goodwill separately identifiable with the government services line of business. This analysis indicated that the goodwill related to the government services business was impaired. As a result, the Company measured the amount of impairment to be recorded by comparing the fair value of the assets and related goodwill to the carrying value of the assets and related goodwill. This analysis indicated that the fair value of the assets and related goodwill was less than the carrying value by $12.9 million. Therefore, the Company has written down the carrying value of the related goodwill by a charge to income of $12.9 million. This charge relates to goodwill as the fixed assets associated with the government services line of business have been fully depreciated. The remaining unamortized goodwill of approximately $3.0 million related to the government services business was amortized over the estimated remaining life of the future undiscounted cash flows associated with the government services business.

6. Property and Equipment

Property and equipment at June 30, 1999 and 2000 consist of (in thousands):

                                                        June 30,
                                             --------------------------------
                                                  1999            2000
                                             --------------------------------

Land and buildings.......................    $           173 $           317
Leasehold improvements...................              6,424          11,529
Equipment and furniture..................             13,703          26,873
                                             --------------------------------
                                                      20,300          38,719
Less accumulated depreciation............              7,546          15,094
                                             --------------------------------
Total property and equipment.............    $        12,754 $        23,625
                                             ================================


Depreciation expense amounted to $2,434,000, $2,745,000 and $5,898,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

7. Debt

The Company has debt obligations at June 30, 1999 and 2000 as follows (in thousands):

                                                                                            June 30,
                                                                                   ----------------------------
                                                                                       1999          2000
                                                                                   ----------------------------

Revolving credit facility; interest at one-day Eurodollar, as defined, plus 3.0%
   and 2.75% at June 30, 1999 and 2000,  respectively,  (8.25% and 9.44% at June
   30, 1999 and 2000,  respectively)  of the outstanding  daily balances payable monthly;  principal due in full on June 30, 2004;  weighted  average interest rate of 7.92% and 8.98% for the years ended June 30, 1999 and 2000,
   respectively.................................................................     $ 10,500      $ 42,500
Canadian overdraft credit facility;  interest at Canadian prime, as  defined,  plus  0.50%  (6.75%  and  8.00%  at  June  30,  1999  and  2000
   respectively) of the outstanding  daily balances  payable  monthly;  weighted average interest rate of 7.00% and 7.58% for the years ended June 30, 1999
   and 2000.....................................................................        1,662         2,498
United Kingdom overdraft  facility;  interest at Bank Base Rate, as  defined,  plus  1.25% and 1.00% at June 30,  1999 and 2000,  respectively
   (6.25% and 7.00% at June 30, 1999 and 2000,  respectively) of the outstanding daily balances payable quarterly;  weighted average interest rate of 6.60%
   and 7.01% for the years ended June 30, 1999 and 2000........................             -         4,580
10-7/8% Senior Notes due November 15, 2006; interest payable semiannually on May
   15 and November 15, commencing May 15, 1997..................................      109,190       109,190
10-7/8%  Senior   Subordinated  Notes  due  December  31,  2006; interest
   payable  semiannually  on June 30 and  December 30, commencing June 30, 1999.       18,107        20,000
Subordinated   promissory  note  payable;   interest  at  bank's
   Reference  Rate,  as defined,  plus 1% (8.75% at June 30, 1999)  subject to a ceiling  of 10.50% and a floor of 8.50%  payable  monthly;  weighted  average interest  rate of 9.19% and 8.75% for the years ended June 30, 1999 and 2000,
   respectively.................................................................        2,642             -
Other...........................................................................           65           378
                                                                                   ----------------------------
                                                                                     $142,166      $179,146
                                                                                   ============================

                          DOLLAR FINANCIAL GROUP, INC.

7.  Debt (continued)

In November 1996, the Company implemented a financing plan which included the issuance of $110.0 million of 10-7/8% senior notes due 2006 in a private placement. In March 1997, the Company exchanged substantially all of the senior notes for $110.0 million 10-7/8% Series A senior notes due 2006 (collectively referred to as the "Notes"), which were registered under the Securities Act of 1933, as amended. The payment obligations under the Notes are jointly and severally guaranteed, on a full and unconditional basis, by each of the Company's existing subsidiaries (the "Guarantors"). There are no restrictions on the Company's and the guarantor subsidiaries' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they would not be material to investors.

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

In connection with the Merger, the Company terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996 and entered into a new credit agreement, dated as of December 18, 1998 obtaining a new $160 million credit facility. The credit agreement provides for a revolving credit facility of up to $70 million ("Revolving Credit Facility") and provided for two term loans aggregating up to $90 million. The borrowings under the Revolving Credit Facility were $10.5 million and $42.5 million as of June 30, 1999 and 2000, respectively. The $90 million term loans were available to fund the Company's repurchase obligations in excess of $20 million, if any, in connection with the Notes. Repurchase obligations in connection with the change of control provision of the Notes were $810,000 and as a result, the $90 million term loan commitments expired on February 16, 1999.

Amounts  outstanding under the Revolving Credit Facility bear interest at either
(i) the higher of (a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 1.50% at June 30, 2000, (ii) the Libor Rate (as defined therein) plus 2.75% at June 30, 2000, or (iii) the one day Eurodollar Rate (as defined therein) plus 2.75% at June 30, 2000, determined at the Company's option. Amounts outstanding under the Revolving Credit Facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the Revolving Credit Facility are guaranteed by Holdings and each of the Company's direct and indirect subsidiaries.

Also, in connection with the Merger, the Company entered into an agreement dated December 18, 1998, to which the Company may issue up to $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes"), to (i) fund the Company's repurchase obligations, if any, in connection with its Notes, or (ii) to finance or refinance acquisitions of the Company. In February 1999, the Company issued $18.1 million of its Senior Subordinated Notes to fund the purchase of ICL, Calgary, repurchase obligations and related fees of $11.4 million, $5.6 million and $1.1 million, respectively. In August 1999, the Company issued the remaining $1.9 million to partially fund the acquisition of CAC. Issuance costs associated with the new Credit Agreement and the Senior Subordinated Notes paid during fiscal 1999 and 2000 were $7.6 million and $500,000, respectively.

The Notes, the Revolving Credit Facility and the Senior Subordinated Notes contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings.

                          DOLLAR FINANCIAL GROUP, INC.

7.       Debt (continued)

In connection with the Money Mart acquisition in November 1996, the Company established an overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility, which has no stated maturity date, provides for a commitment of up to approximately $4.8 million of which $1.7 million and $2.5 million were outstanding as of June 30, 1999 and 2000, respectively. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance. The Company's United Kingdom operations also has an overdraft facility that bears interest at 1.00% over the lending bank's base rate and which provides for a commitment of approximately $7.6 million of which $0.0 and $4.6 million was outstanding as of June 30, 1999 and June 30, 2000, respectively. The overdraft facility is secured by an $8.0 million Letter of Credit issued by Wells Fargo Bank under the Revolving Credit Facility.

The Company's indebtedness included a seller-subordinated note of $2.6 million at June 30, 1999 from a previous acquisition. The Company was seeking to restructure its obligations under the original subordinated note issued to the seller as part of the acquisition and had ceased making principal and interest payments. In May 2000, the Company entered into a Stipulation of Settlement in the matter. The parties agreed to release each other from all claims and the Company's accrual was adequate to cover the settlement amount.

The fair market value of the company's fixed rate debt at June 30, 1999 and 2000 was approximately $108,098,100 and $105,914,300, respectively, based on quoted market prices.

Interest of $12,538,000, and $18,031,000 was paid for the years ended June 30, 1999 and 2000, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

8. Income Taxes

The provision for income taxes for the years ended June 30, 1998, 1999 and 2000 consists of the following (in thousands):

                                                        Year ended June 30,
                                          --------------------------------------------------
                                                1998            1999             2000
                                          --------------------------------------------------
Federal:
    Current.........................           $  2,989         $   (226)       $    7,048
    Deferred........................                 32              246              (540)
                                          -------------------------------------------------
                                                  3,021               20             6,508

Foreign taxes:
    Current.........................              2,172            3,669             4,797
    Deferred........................                 14               51                 -
                                          -------------------------------------------------
                                                  2,186            3,720             4,797

State:
    Current.........................                306              118               833
    Deferred........................                 25               23               (95)
                                          -------------------------------------------------
                                                    331              141               738
                                          -------------------------------------------------
                                               $  5,538         $  3,881        $   12,043
                                          =================================================


The significant components of the Company's deferred tax assets and liabilities at June 30, 1999 and 2000 are as follows (in thousands):

                                                                        June 30,
                                                           -----------------------------------
                                                                 1999             2000
                                                           -----------------------------------
Deferred tax assets:
   Depreciation........................................        $    639         $    558
   Accrued compensation................................             500              820
   Reserve for store closings..........................             227              270
   Foreign tax credits.................................             230              230
   Other accrued expenses..............................               -              898
   Other...............................................              28              575
                                                           -----------------------------------
                                                                  1,624            3,351
Deferred tax liabilities:
   Amortization and other temporary differences........           1,702            2,592
                                                           -----------------------------------
Net deferred tax (liability) asset.....................        $    (78)        $    759
                                                           ===================================

                          DOLLAR FINANCIAL GROUP, INC.

8. Income Taxes (continued)

The Company did not record any valuation allowances against deferred tax assets at June 30, 2000. Although realization is not assured, management has determined, based on the Company's history of earnings and its expectation for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize its deferred tax assets.

A reconciliation of the provision for income taxes with amounts determined by applying the federal statutory tax rate to income (loss) before income taxes is as follows (in thousands):

                                                                      Year ended June 30,
                                                           ------------------------------------------
                                                               1998         1999          2000
                                                           ------------------------------------------

Tax (benefit) provision at federal statutory rate.....        $   (441)     $    550   $  6,105
Add (deduct):
    State tax  provision, net of federal tax benefit..             147            93        655
    Foreign taxes.....................................             552         1,552      2,304
    Writedown of goodwill.............................           4,505             -          -
    US tax on foreign earnings........................               -           812      1,745
    Amortization of nondeductible intangible assets...             826           904      1,062
    Other permanent differences.......................             (51)          (30)       172
                                                           ------------------------------------------
Tax provision at effective tax rate...................        $  5,538      $  3,881   $ 12,043
                                                           ==========================================


Foreign, federal and state income taxes of approximately $4,314,000, $5,503,000 and $12,957,000 were paid during the years ended June 30, 1998, 1999 and 2000, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

9. Commitments

The Company occupies office and retail space and uses certain equipment under operating lease agreements. Rent expense amounted to $7,837,000, $8,305,000, and $11,034,000 for the years ended June 30, 1998, 1999 and 2000, respectively. Most leases contain standard renewal clauses.

Minimum obligations under noncancelable operating leases for the year ended June 30 are as follows (in thousands):

Year                                     Amount
                                     ---------------

2001.............................    $     12,057
2002.............................           9,711
2003.............................           7,315
2004.............................           5,290
2005.............................           3,272
Thereafter.......................           5,715
                                     ---------------
                                     $     43,360
                                     ===============


The Company has entered into employment agreements with certain key employees which have terms of two to five years and call for aggregate minimum annual base salaries. The agreements also provide for annual incentive cash bonuses which are primarily based on revenues and earnings from operations.

The Company, through its agency agreement with its money transfer vendor, received an advance of $3.0 million against future commissions. Repayments of $1.0 million were made during fiscal 1999 and 2000 with the full advance to be repaid on or before January 31, 2001. The outstanding balance was $2.0 million and $1.0 million as of June 30, 1999 and 2000, respectively.

10. Contingent Liabilities

On December 28, 1999, the Company entered into a settlement of a purported class-action lawsuit which had been commenced in February 1999. The plaintiff, who represents "payday loan" borrowers for purposes of the settlement, had alleged violations of state and federal usury and consumer-protection laws by Eagle National Bank (the lender in the plaintiff's loan transaction), the Company and others. In entering into the settlement, the Company specifically denied any wrongdoing. The terms of the settlement set a maximum payout to the settlement class of $5.5 million. The settlement was preliminarily approved by the court on August 10, 2000 and is awaiting final court approval, on which management expects a ruling in October 2000. During the year ended June 30, 2000, the Company recorded its best estimate, based on the information then available, of the costs of the settlement and of legal and administrative costs associated with the settlement. The amount of the provision is subject to revision, and it is possible that the final cost of the settlement could differ materially from the amount currently provided.

The Company is not a party to any other material litigation and is not aware of any pending or threatened litigation, other than routine litigation and administrative proceedings arising in the ordinary course of business, that would have a material adverse effect on the Company.

11. Contractual Agreements

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services which contributed 13%, 6% and 4% of consolidated gross revenues for the years ended June 30, 1998, 1999 and 2000, respectively. The Company's contracts with the Commonwealth of Pennsylvania, which are included in this amount, have not contributed any revenues since fiscal year June 30, 1998 for which these contracts

                          DOLLAR FINANCIAL GROUP, INC.

11.  Contractual  Agreements (continued)

contributed 6% of total revenues. The Company's contract with the State of New York contributed 4%, 4% and 3% of revenues for the years ended June 30, 1998, 1999 and 2000, respectively. Accounts receivable at June 30, 1999 and 2000 include $2,711,000 and $1,722,000, respectively, of amounts due from various governmental agencies. The Company does not require any collateral on these receivables nor are these agencies considered a credit risk. The Company's contracts for governmental benefits distribution and merchant services distribution with state and local governments generally have initial terms of five years and currently expire on various dates through December 31, 2001. The contracts provide the governmental agencies the opportunity to extend the contract for additional periods and contain clauses which allow the governmental agencies to cancel the contract at any time, subject to 30 to 60 days' written advance notice.

12. Credit Risk

At June 30, 1999 and 2000, the Company had twenty-three bank accounts, in major financial institutions in the aggregate amount of $9,053,000 and $8,417,000, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation, "CDIC". At June 30, 1999 and 2000, the Company's Canadian subsidiary had fifteen and thirteen bank accounts, respectively, totaling $6,730,000 and $7,681,000, respectively, which exceeded CDIC limits. The United Kingdom banking system provides $27,000 per customer of similar protections for certain depositors. At June 30, 1999 and 2000 the Company's United Kingdom operations had three and eighty four bank accounts, respectively, totaling $15,308,000 and $725,000 which were excluded from the Deposit Protection Scheme administered by the Deposit Protection Board. These financial institutions have strong credit ratings and management believes credit risk relating to these deposits is minimal.

The Company acts as an agent for a bank in administering a consumer loan program through certain of the Company's store locations. The loans offered under this program generally have a two or four-week maturity and are referred to as "payday loans." Under this program, the Company earns origination and servicing fees. The bank originated or extended approximately $115.5 million and $210.5 million of loans through the Company's locations during the fiscal years ended June 30, 1999 and 2000, respectively. The Company's agreement with the bank contains a provision which permits the bank to establish a reserve for losses. The reserve results in a reduction of the Company's origination fees.

13. Loss on Store Closings and Sales

During the fiscal years ended June 30, 2000 and 1999, the Company had no material charges recorded related to store closures. During fiscal year ended June 30, 1998, the Company decided to sell all of its stores in Michigan and sell or close five locations in Southern California whose primary business was to provide services for the distribution of public assistance benefits under existing contracts with state and local municipalities. As a result of declining caseloads and increasing costs, the Company determined that these locations could not provide acceptable levels of profitability. The Company also closed five kiosks in Texas due to contractual requirements with the Southland Corporation. Included in the accompanying consolidated statements of operations for the year ended June 30, 1998, are revenues of $733,000 and store expenses of $710,000 related to these stores. The loss related to the sale and closure of these stores was not material.

                          DOLLAR FINANCIAL GROUP, INC.

14. Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands).

                                                    United                         United
                     1998                           States          Canada        Kingdom        Total
                                                ------------------------------------------------------------

Sales to unaffiliated customers                       $  86,304       $  24,881       $    -     $  111,185
Interest revenue                                            127               1            -            128
Interest expense                                          9,107           3,966            -         13,073
Depreciation and amortization                             4,981           1,813            -          6,794
(Loss) income before income taxes and
    extraordinary items                                  (3,925)          2,666            -         (1,259)
Income tax provision                                      3,352           2,186            -          5,538


                     1999

Identifiable assets                                     120,235          56,177       27,297        203,709
Sales to unaffiliated customers                          89,785          29,156        2,038        120,979
Interest revenue                                             38              13           15             66
Interest expense                                         12,595           3,562          310         16,467
Depreciation and amortization                             5,985           1,774          174          7,933
(Loss) income  before income taxes and
    extraordinary item                                   (4,033)          5,655           (5)         1,617
Income tax provision                                        161           3,625           95          3,881
Extraordinary loss on debt extinguishment                   (85)              -            -            (85)
Recapitalization costs
    and other non-recurring items                         9,883               -            -          9,883


                     2000
Identifiable assets                                     133,887          70,477       55,350        259,714
Sales to unaffiliated customers                         102,073          39,897       23,783        165,753
Interest revenue                                            287              54           33            374
Interest expense                                         11,717           3,913        2,235         17,865
Depreciation and amortization                             6,983           2,392        2,492         11,867
Income before income taxes                                9,796           6,738          909         17,443
Income tax provision                                      7,246           4,103          694         12,043
Recapitalization costs
    and other non-recurring items                         1,345             133            -          1,478


15. Related Party Transactions

During fiscal 1999, certain members of management received loans aggregating $2.9 million which are secured by shares of Holdings stock. The loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004 and December 31, 2005. In addition, as part of an employment agreement, the Chief Executive Officer was issued a loan in the amount of $4.3 million to purchase additional shares of Holdings stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares in Holdings stock.

During fiscal 1998 and prior years the Company capitalized expenditures aggregating $913,000 on behalf of certain then existing shareholders of Holdings related to the initial activities of a company expected to be formed ("NEWCO") by these certain Holdings' shareholders. Pursuant to a Memorandum of Understanding between the Company and these certain Holdings' shareholders, these expenditures would have been converted into shares of

                          DOLLAR FINANCIAL GROUP, INC.

15. Related Party Transactions (continued)

common stock of NEWCO on a basis pari passu with the investment by NEWCO's equity investors, which were to include these certain shareholders. During the year ended June 30, 1998, it was determined that NEWCO would not be formed and the Company recognized $913,000 in expense in the accompanying consolidated statement of operations for the year ended June 30, 1998. Such expense is included in corporate expenses in the accompanying consolidated statement of operations.

16. Subsidiary Guarantor Financial Information

As discussed in Note 7, the Company's payment obligations under the Senior Notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries (the "Guarantors"). The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Revolving Credit Facility and any successor credit facility. Pursuant to the Senior Notes or Senior Subordinated Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the Senior Notes.

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at June 30, 2000, and the consolidating statements of operations and cash flows for the fiscal year ended June 30, 2000 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign subsidiaries and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

16. Subsidiary Guarantor Financial Information (continued)

                                                    Consolidating Balance Sheets

                                                           June 30, 2000

                                                           (In thousands)

                                                 Dollar         Domestic        Foreign
                                                Financial      Subsidiary      Subsidiary
                                               Group, Inc.     Guarantors      Guarantors     Eliminations     Consolidated
                                             ---------------------------------------------------------------------------------
Assets
Cash and cash equivalents...................   $      2,512    $     39,268    $    31,508      $       -       $   73,288
Accounts receivable.........................         11,592           4,010          7,940        (10,408)          13,134
Income taxes receivable.....................            965             445              -         (1,410)              -
Prepaid expenses............................            540           1,594          3,527              -            5,661
Deferred income taxes.......................            697              62              -              -              759
Notes receivable--officers..................          2,920               -              -              -            2,920
Due from affiliates.........................         96,270               -              -        (96,270)              -
Due from parent.............................            878               -              -              -              878
Property and equipment, net.................          4,873           8,787          9,965              -           23,625
Goodwill and other intangibles, net.........              -          56,448         71,667              -          128,115
Debt issuance costs, net....................          8,446               -              -              -            8,446
Investment in subsidiaries..................         92,612           7,370          6,291       (106,273)              -
Other.......................................            995             673          1,220              -            2,888
                                             ---------------------------------------------------------------------------------
                                               $    223,300    $    118,657    $   132,118      $(214,361)      $  259,714
                                             =================================================================================

Liabilities and shareholder's equity
Accounts payable............................   $          -    $      8,816    $     7,515      $       -       $   16,331
Income taxes payable........................              -               1          2,012         (1,410)             603
Advance from money transfer agent...........          1,000               -              -              -            1,000
Accrued expenses............................          5,925           2,038         13,466              -           21,429
Accrued interest payable....................          1,597               -         10,421        (10,408)           1,610
Due to affiliates...........................              -          34,330         61,940        (96,270)              -
Revolving credit facilities.................         42,500               -          7,078              -           49,578
10 7/8% Senior Notes due 2006...............        109,190               -              -              -          109,190
Long-term debt and subordinated
   notes payable............................         20,000               -            378              -           20,378
                                             ---------------------------------------------------------------------------------
                                                    180,212          45,185        102,810       (108,088)         220,119

Shareholder's equity:
   Common stock.............................              -               -              -                               -
   Additional paid-in capital...............         50,957          40,064         24,458        (64,522)          50,957
   (Accumulated deficit) retained earnings .         (5,824)         35,784          5,967        (41,751)          (5,824)
   Accumulated other comprehensive loss.....         (2,045)         (2,376)        (1,117)             -           (5,538)
                                             ---------------------------------------------------------------------------------
Total shareholder's equity..................         43,088          73,472         29,308       (106,273)          39,595
                                             ---------------------------------------------------------------------------------
                                               $    223,300    $    118,657    $   132,118      $(214,361)      $  259,714
                                             =================================================================================

                          DOLLAR FINANCIAL GROUP, INC.

16. Subsidiary Guarantor Financial Information (continued)

                                          Consolidating Statements of Operations

                                               Year ended June 30, 2000

                                                    (In thousands)

                                                     Dollar        Domestic        Foreign
                                                   Financial      Subsidiary     Subsidiary
                                                  Group, Inc.     Guarantors     Guarantors     Eliminations    Consolidated
                                                 ------------------------------------------------------------------------------

Revenues                                           $          -   $    102,073     $   63,680      $      -      $ 165,753
Store and regional expenses:
   Salaries and benefits..................                    -         29,832         17,226             -         47,058
   Occupancy..............................                    -          7,920          4,880             -         12,800
   Depreciation...........................                    -          2,302          2,381             -          4,683
   Other..................................                    -         23,321         13,182             -         36,503
                                                 ------------------------------------------------------------------------------
Total store and regional expenses.........                    -         63,375         37,669             -        101,044

Corporate expenses........................               14,732              -          6,132             -         20,864
Management fee............................              (18,284)        14,831          3,453             -              -
Loss on store closings and sales..........                  156              -             93             -            249
Goodwill amortization.....................                    -          3,592          1,972             -          5,564
Other depreciation and amortization.......                  861            239            520             -          1,620
Interest expense..........................                7,913          3,517          6,061             -         17,491
Recapitalization costs and other
  non-recurring items.....................                3,140         (1,795)           133             -          1,478
                                                 ------------------------------------------------------------------------------

(Loss) income before income taxes ........               (8,518)        18,314          7,647             -         17,443
Income taxes provision ...................                6,573            673          4,797             -         12,043
                                                 ------------------------------------------------------------------------------

(Loss) income before equity in net income
 of subsidiaries..........................              (15,091)        17,641          2,850             -          5,400
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors.........               17,641              -              -       (17,641)             -
   Foreign subsidiary guarantors..........                2,850              -              -        (2,850)             -
                                                 ------------------------------------------------------------------------------
Net income  ..............................         $      5,400   $     17,641     $    2,850      $(20,491)     $   5,400
                                                 ==============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

16. Subsidiary Guarantor Financial Information (continued)

                                          Consolidating Statements of Cash Flows
                                               Year ended June 30, 2000
                                                   (In thousands)

                                                         Dollar         Domestic       Foreign
                                                        Financial      Subsidiary     Subsidiary
                                                       Group, Inc.     Guarantors     Guarantors   Eliminations    Consolidated
                                                      ----------------------------------------------------------------------------
Cash flows from operating activities
Net income..........................................    $ 5,400      $ 17,641         $  2,850      $ (20,491)     $   5,400
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Undistributed income of subsidiaries...........    (20,491)            -                -         20,491              -
     Distributed income of subsidiaries.............      6,550        (6,550)               -              -              -
     Depreciation and amortization..................      2,247         6,118            4,755              -         13,120
     Loss on store closings and sales...............        156             -               93              -            249
     Noncash recapitalization costs.................      1,795        (1,795)             133              -            133
     Deferred tax provision.........................       (775)          (62)               -              -           (837)
     Changes in assets and liabilities (net
       of effect of acquisitions):
         (Increase) decrease in accounts receivable
                  and income taxes receivable.......     (2,299)          317           (1,674)         3,239           (417)
         Increase in prepaid expenses and other.....       (357)         (523)          (1,880)             -         (2,760)
         Increase (decrease) in accounts payable,
           income taxes payable, accrued
           expenses and accrued interest payable....      2,084        (1,935)           4,994         (3,239)         1,904
                                                      ----------------------------------------------------------------------------

Net cash (used in) provided by operating
 activities.........................................     (5,690)       13,211            9,271              -         16,792

Cash flows from investing activities:
Acquisitions, net of cash acquired..................          -        (4,001)         (26,585)             -        (30,586)
Additions to property and equipment.................     (3,582)       (4,462)          (5,896)             -        (13,940)
Net decrease in due from affiliates.................    (22,260)       (7,370)               -         29,630              -
                                                      ----------------------------------------------------------------------------

Net cash used in investing activities...............    (25,842)      (15,833)         (32,481)        29,630        (44,526)

Cash flows from financing activities
Other debt payments.................................          -            (3)          (1,017)             -         (1,020)
Repayment of advance from money transfer agent......     (1,000)            -                -              -         (1,000)
Net increase in revolving credit facilities.........     32,000             -            5,416              -         37,416
Proceeds from long term debt........................      1,893             -                -              -          1,893
Payment of debt issuance costs......................       (463)            -                -              -           (463)
Advances to officers................................        (64)            -                -              -            (64)
Net (decrease) increase in due to affiliates........     (1,456)       12,837           16,793        (29,630)        (1,456)
                                                      ----------------------------------------------------------------------------

Net cash provided by financing activities...........     30,910        12,834           21,192        (29,630)        35,306

Effect of exchange rate changes on cash
   and cash equivalents.............................          -             -              (66)             -            (66)
                                                      ----------------------------------------------------------------------------

Net (decrease) increase in cash and cash
   equivalents......................................       (622)       10,212           (2,084)             -          7,506
Cash and cash equivalents at beginning of year......      3,134        29,056           33,592              -         65,782
                                                      ----------------------------------------------------------------------------
Cash and cash equivalents at end of year............    $ 2,512      $ 39,268         $ 31,508     $        -     $   73,288
                                                      ============================================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The directors and officers of Holdings and their respective ages and positions with Holdings are set forth below:

                Name                   Age                              Position

Jeffrey Weiss......................     57     Chairman of the Board of Directors, and Chief Executive
                                                 Officer
Donald Gayhardt....................     36     President, Director
Richard Dorfman....................     56     Executive Vice President, Chief Financial Officer,
                                                 Secretary, Director and Treasurer
Leonard Green......................     66     Director
Jonathan Sokoloff..................     43     Director
Greg Annick........................     36     Director
Muneer Satter......................     40     Director

The directors and officers of DFG and their respective ages and positions with DFG are set forth below:

                Name                   Age                              Position

Jeffrey Weiss......................     57     Chairman of the Board of Directors and
                                                 Chief Executive Officer
Donald Gayhardt....................     36     President
Richard Dorfman....................     56     Executive Vice President and Chief Financial Officer
Bernard Flaherty...................     50     Senior Vice President and Chief Operating Officer
Peter Sokolowski...................     39     Vice President--Finance


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

Bernard Flaherty joined DFG in May 1995 as Vice President--Store Operations. Mr. Flaherty's 25 years of multi-unit retail experience includes both operations and marketing responsibilities. Prior to joining the Company, Mr. Flaherty served as Vice President of Sales/Marketing for Coastal Mart, Inc. for two years. Prior to that, Mr. Flaherty had an extensive 20-year career with The Southland Corporation.

Peter Sokolowski has been Vice President--Finance of DFG since June 1991 and has overall responsibility for the Company's accounting systems and controls, as well as financial management. Prior to joining the Company, Mr. Sokolowski worked in various financial positions in the commercial banking industry.

Leonard Green has been a director of Holdings since December 1998. He has been an executive officer of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm that manages Green Equity Investors II, L.P. ("GEI"), since the formation of LGP and GEI in 1994. Since 1989, Mr. Green has been, individually or through a corporation, a partner in a merchant banking firm affiliated with LGP. Prior to 1989, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of several private companies.

Jonathan Sokoloff has been a director of Holdings since December 1998. Mr. Sokoloff has been an executive officer of LGP since its formation in 1994. Since 1990, Mr. Sokoloff has been a partner in a merchant banking firm affiliated with LGP. Mr. Sokoloff was previously a Managing Director at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of Twinlab Corporation, Gart Sports Company and several private companies.

Greg Annick has been a director of Holdings since December 1998. He has been an executive officer of LGP, a merchant banking firm that manages GEI, since the formation of LGP and GEI in 1994. He joined a merchant banking firm affiliated with LGP as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. From 1988 to 1989, Mr. Annick was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

Muneer Satter has been a director of Holdings since December 1998. Mr. Satter has been a director of Holdings since December 1998. He is a Managing Director in Goldman Sachs' Principal Investment Area (PIA) in New York. Prior to this assignment, he was head of PIA in Europe and was based in London. He joined the firm in 1988 and became a managing director in 1996.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of the Chief Executive Officer and each of the other executive officers of the Company who had annual compensation in fiscal year 2000 in excess of $100,000 (the "Named Executive Officers"):

                           Summary Compensation Table

                                                                                       Long-Term
                                                                                     Compensation
                                                  Annual Compensation                   Awards
                                     ---------------------------------------------------------------
                                                                                      Securities
         Name and                                                   Other Annual      Underlying       All Other
    Principal Position        Year      Salary         Bonus        Compensation    Options (#) (2)   Compensation
---------------------------------------------------------------------------------------------------------------------

Jeffrey Weiss...............   2000    $500,000      $700,000       $170,601(1)             -       $      5,288
   Chairman and                1999     575,385       715,475        367,815(4)             -          1,683,462(3)
   Chief Executive Officer     1998     400,000       400,000        105,122(1)             -              8,356

Donald Gayhardt.............   2000     225,000       270,000              -                -              4,327
   President                   1999     117,692       169,047              -              399                  -
                               1998           -             -              -                -                  -

Richard Dorfman.............   2000     202,433        55,000              -                -              3,143
   Executive Vice President    1999     183,846        80,000              -               40              3,196
   and Chief Financial         1998     156,116        25,000              -              200              6,500
   Officer

Bernard Flaherty............   2000     167,919             -              -                -              4,290
   Senior Vice President and   1999     153,462        67,005              -               40              3,576
   Chief Operating Officer     1998     140,000        53,200              -              100              4,758







[FN]
(1) During the years ended June 30, 2000 and 1998, amounts include $64,618 and $43,224, respectively, paid for life insurance premiums on policies where the Company was not the named beneficiary. Perquisites and other personal benefits provided to each other Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such Named Executive Officer.
(2) The amounts shown in this column represent stock options with respect to shares of Holdings' common stock which were issued in each fiscal year.
(3) Amount represents a fee paid to the named executive in connection with the Merger and Recapitalization of Holdings.
(4) For 1999, amount includes $200,000 for a loan to the named executive where the Company has waived repayment. During the year ended June 30, 1999, life insurance premiums did not exceed 25% of other annual compensation.

The following table sets forth information concerning options to purchase Holdings' common stock held by each of the Named Executive Officers as of the fiscal year ended June 30, 2000.

                    Option/SAR Grants in Last Fiscal Year (1)




(1)  No options/SARs were granted in the last fiscal year.




                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                         Shares                      Number of Securities          Value of Unexercised
                        Acquired       Value        Underlying Unexercised        In-the-Money Options at
Name                  on Exercise    Realized     Options at Fiscal Year End        Fiscal Year End (1)
----
                      ---------------------------------------------------------------------------------------
                                                   Exercisable/Unexercisable     Exercisable/Unexercisable
Jeffrey Weiss......           0     $         0               0/0                          $0/$0
Donald Gayhardt....           0               0             123/276                        $0/$0
Richard Dorfman....           0               0              8/32                          $0/$0
Bernard Flaherty...           0               0              8/32                          $0/$0


[FN]
 (1) An assumed fair market value of $3,225 per share was used to calculate the value of the options. As the shares are not traded in an established public market, the value assigned is based on the price received in the most recent equity transaction among shareholders.

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

Richard Dorfman

Mr. Dorfman, Executive Vice President and Chief Financial Officer of Holdings and DFG, is employed pursuant to an Employment Agreement (the "Dorfman Agreement") dated as of July 21, 1997, between Mr. Dorfman and the Employer. The Dorfman Agreement provides for an annual base salary of $165,000, to be adjusted upward annually at the discretion of DFG. In addition, Mr. Dorfman was eligible to receive an annual bonus in an amount equal to $25,000 with respect to the fiscal year ending June 30, 1998, in an amount equal to $35,000 with respect to the fiscal year ending June 30, 1999, and in an amount equal to $45,000 with respect to the fiscal year ending June 30, 2000, contingent upon the Employer achieving 100% of its targeted results (with certain adjustments to the extent the Employer achieves results short of or in excess of its targeted results). Under certain circumstances, Mr. Dorfman is entitled to the payment of a severance benefit equal to the sum of one year's base salary.

The Dorfman Agreement also provides for a four-year term, terminating on the fourth anniversary of the date of the Employment Agreement. Pursuant to the Dorfman Agreement, Mr. Dorfman was granted nonqualified options to acquire up to 200 shares of Holdings' common stock which were exercised in fiscal year 1999. Mr. Dorfman is eligible to participate in all fringe benefit programs of the Employer offered from time to time to its senior management employees.

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

The following table sets forth as of June 30, 2000 the number of shares of Holdings' common stock owned beneficially by (a) each person that is the beneficial owner of more than 5% of Holdings' common stock, (b) all directors and nominees, (c) the Named Executive Officers, and (d) all directors and executive officers as a group. The address of each officer and director is c/o the Company unless otherwise indicated. As of such date, there were a total of 19,864.93 shares of Holdings' common stock outstanding.

                          Beneficial Owner                                Number      Percent
                          ----------------                              -----------   -------
Green Equity Investors II, L.P. .............................            13,014.94     64.74%
    11111 Santa Monica Boulevard
    Los Angeles, California  90025
Jeffrey Weiss................................................             3,058.99     15.22
GS Mezzanine Partners, L.P. and
     GS Mezzanine Partners Offshore, L.P. and associates.....             2,150.45     10.70
    85 Broad Street
    New York, New York  10004
Donald Gayhardt (1) .........................................               287.59      1.04
Richard Dorfman (2)..........................................               114.71      0.57
Bernard Flaherty (2).........................................               114.30      0.57
All directors and officers as a group (5 persons) (3)........             3,633.94     18.08


[FN]
(1) Includes options to purchase 123.03 shares of Holdings' common stock which are currently exercisable.
(2) Includes options to purchase 8 shares of Holdings' common stock which are currently exercisable.
(3) Includes options to purchase 144.03 shares of Holdings' common stock which are currently exercisable.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Holdings entered into a Stockholders Agreement dated November 13, 1998 (the "Stockholders Agreement") with certain stockholders signatory thereto (the "Stockholders"), including Green Equity Investors II, L.P. (the "Purchaser"), certain Executives of the Company (individually, the "Executive Stockholder", and collectively, the "Executive Stockholders"), GS Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore, L.P (collectively, "GS Mezzanine"). Subsequent to November 13, 1998 certain additional stockholders including Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P. (collectively "Ares"), C.L. and Sheila Jeffrey, Bridge Street Fund 1998, L.P. and Stone Street Fund 1998, L.P. (collectively the "Additional Stockholders") agreed to be bound by the terms of the Stockholders Agreement. The Stockholders Agreement shall terminate ten (10) years from the date of the Stockholders Agreement (the "Termination Date") with certain provisions terminating on the date of a Public Offering Event which occurs prior to the Termination Date.

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

Registration Rights

The Stockholders Agreement also provides for demand and incidental (or "piggyback") registration rights. The Purchaser has demand registration rights pursuant to which on the earlier of (i) the date that is 90 days after the first registration of shares of Holdings' common stock under the Securities Act and
(ii) the second anniversary of the Stockholders Agreement the Purchaser may make a written request of Holdings to register all or part of such Purchaser's Holdings' common stock. Each remaining Stockholder may then elect to include its shares of Holdings' common stock in the demand registration. The Purchaser is entitled to three demand registrations.

If Holdings proposes to register any equity securities under the Securities Act, it must include in such registration all shares of Holdings' common stock which the Stockholders request to have registered, subject to the condition that not all of the shares may be registered if only a reduced number can be sold without having a material adverse effect on the offering.

Additional Shareholder Rights

If the Purchaser agrees to sell all or substantially all of its shares to a third party, then the Purchaser may demand that the Executive Stockholders sell all, but not less than all, of Holdings' shares held by them at the same price and on the same terms and conditions.

Grant of Proxy

Each Stockholder has agreed to vote their shares so that (1) so long as Jeffrey Weiss is the Chief Executive Officer of Holdings , he is elected to the board of directors of Holdings and (2) so long as Purchaser owns, directly or indirectly, twenty percent (20%) or more of the then outstanding stock of Holdings, the Purchaser shall be entitled to elect the remaining members of the boards of directors.

Loan to an Officer/Director

During fiscal 1999, certain members of management received loans aggregating $2.9 million which are secured by shares of Holdings stock. The loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004 and December 31, 2005. In addition, as part of an employment agreement Jeffrey Weiss was issued a loan in the amount of $4.3 million to purchase additional shares of Holdings stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares in Holdings stock.

Management Agreement

Pursuant to the terms of a Management Services Agreement among the Purchaser, Holdings and the Company, Holdings has agreed to pay the Purchaser an annual management fee equal to 1.6% of the total sum invested by the Purchaser in Holdings.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)....List of Financial Statements and Schedules

Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

Dollar Financial Group, Inc.                                                                        Page
                                                                                                  ---------

Report of Independent Auditors................................................................       35
Consolidated Balance Sheets, June 30, 1999 and 2000...........................................       36
Consolidated Statements of Operations, years ended June 30, 1998, 1999 and 2000...............       37
Consolidated Statements of Shareholder's Equity, years ended June 30, 1998, 1999 and 2000.....       38
Consolidated Statements of Cash Flows, years ended June 30, 1998, 1999 and 2000...............       39
Notes to Consolidated Financial Statements....................................................       40


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

(a)(3) Exhibits
  Exhibit No.                                     Description of Document

3.1  (a)(i)      Certificate of Incorporation of Dollar Financial Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (a)(ii)     Certificate of Change of Dollar Financial Group, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (a)(iii)    Certificate of Change of Certificate of Incorporation of Dollar Financial Group, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (a)(iv)     Certificate of Amendment of the Certificate of Incorporation of Dollar Financial Group,
                    Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form
                    S-4 (Registration #333-18221) declared effective March 11, 1997)
     (b)(i)      Articles of Incorporation of Albuquerque Investments, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (c)(i)      Articles of Incorporation of Any Kind Check Cashing Centers, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (c)(ii)     Articles of Amendment to the Articles of Incorporation of Any Kind Check Cashing
                    Centers, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (d)(i)      Articles of Incorporation of Check Mart of Louisiana, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (e)(i)      Certificate of Incorporation of Check Mart of New Jersey, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (f)(i)      Articles of Incorporation of Check Mart of New Mexico, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (f)(ii)     Articles of Amendment to the Articles of Incorporation of Check Mart of New Mexico, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (g)(i)      Articles of Incorporation of Check Mart of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (h)(i)      Articles of Incorporation of Check Mart of Texas, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (i)(i)      Articles of Incorporation of Check Mart of Utah, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (i)(ii)     Articles of Amendment to the Articles of Incorporation of Check Mart of Utah, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (j)(i)      Articles of Incorporation of Check Mart of Washington, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (j)(ii)     Articles of Amendment of Check Mart of Washington, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                     Description of Document
     (k)(i)      Articles of Incorporation of Check Mart of Washington, D.C., Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (l)(i)      Articles of Incorporation of Check Mart of Wisconsin, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (m)(I)      Certificate of Incorporation of DFG Warehousing Co., Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (n)(i)      Articles of Incorporation of Dollar Financial Insurance Corp. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (o)(i)      Certificate of Incorporation of Dollar Insurance Administration Corp. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (p)(i)      Articles of Incorporation of Financial Exchange Company of Michigan, Inc. (Incorporated
                    by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (p)(ii)     Certificate of Amendment to the Articles of Incorporation of Financial Exchange Company
                    of Michigan, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (q)(i)      Articles of Incorporation of Financial Exchange Company of Ohio, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (q)(ii)     Certificate of Amendment by Incorporator (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (q)(iii)    Certificate of Amendment (by Shareholders) (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (r)(i)      Certificate of Incorporation of Financial Exchange Company of Pennsylvania, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (r)(ii)     Amendment "1" to Certificate of Incorporation of Financial Exchange Company of
                    Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (r)(iii)    Amendment "2" to Certificate of Incorporation of Financial Exchange Company of
                    Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (s)(i)      Certificate of Incorporation of Financial Exchange Company of Pittsburgh, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (t)(i)      Certificate of Incorporation of Financial Exchange Company of Virginia, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (u)(i)      Articles of Incorporation of L.M.S. Development Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                     Description of Document
     (v)(i)      Articles of Incorporation of Monetary Management Corp. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (w)(I)      Certificate of Incorporation of Monetary Management Corporation of Pennsylvania, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (x)(i)      Articles of Incorporation of Monetary Management of California, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (y)(i)      Articles of Incorporation of Monetary Management of Maryland, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (z)(i)      Certificate of Incorporation of Monetary Management of New York, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (aa)(I)     Articles of Incorporation of Pacific Ring Enterprises, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (bb)(i)     Limited Partnership Certificate and Agreement of U.S. Check Exchange Limited
                    Partnership (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (bb)(ii)    First Amendment to Certificate and Agreement of Limited Partnership of U.S. Check
                    Exchange Limited Partnership (Incorporated by reference to Exhibit 3.1 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (bb)(iii)   Second Amendment Certificate of Limited Partnership (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (cc)(I)     Articles of Incorporation of QTV Holdings, Inc. (Incorporated by reference to Exhibit
                    3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
3.2  (a)(i)      Bylaws of Dollar Financial Group, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (b)(i)      Bylaws of Albuquerque Investments, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (c)(i)      Bylaws of Any Kind Check Cashing Centers, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                   March 11, 1997)
     (d)(i)      Bylaws of Check Mart of Louisiana, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (e)(i)      Bylaws of Check Mart of New Jersey, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (f)(i)      Bylaws of Check Mart of New Mexico, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (g)(i)      Bylaws of Check Mart of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                   March 11, 1997)
     (h)(i)      Bylaws of Check Mart of Texas, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (i)(i)      Bylaws of Check Mart of Utah, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (j)(i)      Bylaws of Check Mart of Washington, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (k)(i)      Bylaws of Check Mart of Washington, D.C., Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                   March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                     Description of Document
     (l)(i)     Bylaws of Check Mart of Wisconsin, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (m)(i)     Bylaws of DFG Warehousing Co., Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (n)(i)     Bylaws of Dollar Financial Insurance Corp. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                   March 11, 1997)
     (o)(i)     Bylaws of Dollar Insurance Administration Corp. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                   March 11, 1997)
     (p)(i)     Bylaws of Financial Exchange Company of Michigan, Inc. (Incorporated by reference to
                   Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                   declared effective March 11, 1997)
     (q)(i)     Code of Regulations of Financial Exchange Company of Ohio, Inc. (Incorporated by
                   reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration
                   #333-18221) declared effective March 11, 1997)
     (r)(i)     Bylaws of Financial Exchange Company of Pennsylvania, Inc. (Incorporated by reference to
                   Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                   declared effective March 11, 1997)
     (s)(i)     Bylaws of Financial Exchange Company of Pittsburgh, Inc. (Incorporated by reference to
                   Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                   declared effective March 11, 1997)
     (t)(i)     Bylaws of Financial Exchange Company of Virginia, Inc. (Incorporated by reference to
                   Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                   declared effective March 11, 1997)
     (u)(i)     Bylaws of L.M.S. Development Corporation (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (v)(i)     Bylaws of Monetary Management Corp. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (w)(i)     Bylaws of Monetary Management Corporation of Pennsylvania, Inc. (Incorporated by
                   reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration
                   #333-18221) declared effective March 11, 1997)
     (x)(i)     Bylaws of Monetary Management of California, Inc. (Incorporated by reference to Exhibit
                   3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (y)(i)     Bylaws of Monetary Management of Maryland, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                   March 11, 1997)
     (y)(ii)    Amended and Restated Bylaws of Monetary Management of Maryland, Inc. (Incorporated by
                   reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration
                   #333-18221) declared effective March 11, 1997)
     (z)(i)     Bylaws of Monetary Management of New York, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                   March 11, 1997)
     (aa)(i)    Bylaws of Pacific Ring Enterprises, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
     (bb)(i)    Bylaws of QTV Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
4.1             Indenture, dated as of November 15, 1996, among the Company, the Guarantors, and Fleet
                   National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
4.2             Form of Notes (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
4.3             A/B Exchange Registration Rights Agreement, dated as of November 15, 1996, by and among the Company, the Guarantors, and the Initial Purchasers (Incorporated by
                   reference to Exhibit 4.3 to the Registrant's Statement on Form S-4 (Registration
                   #333-18221) declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                     Description of Document
10.1 (a)        Asset Purchase Agreement, dated January 9, 1995, by and among the Company,
                   Happy's Check Cashing, and Adrian Rubin (Incorporated by reference to Exhibit 10.1(a)
                   to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (b)        Amendment No. 1 to the Asset Purchase Agreement, dated February 20, 1995, by and among the Company, Happy's Check Cashing, Chase Money Loan, Inc., and Adrian Rubin
                   (Incorporated by reference to Exhibit 10.1(b) to the Registrant's Statement on Form
                   S-4 (Registration #333-18221) declared effective March 11, 1997)
10.2            Purchase Agreement, dated July 28, 1995, by and among Monetary Management Corporation,
                   NCCI Corporation, Larry M. Senderhauf, E. Rick Safford, and Fred T. Kampo, Jr.
                   (Incorporated by reference to Exhibit 10.2 to the Registrant's Statement on Form S-4
                   (Registration #333-18221) declared effective March 11, 1997)
10.3 (a)        Site License and Services Agreement, dated April 30, 1996, by and between the
                   Company and The Southland Corporation (Incorporated by reference to Exhibit 10.3(a)
                   to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (b)        Asset Purchase Agreement, dated April 30, 1996, by and between the Company and The
                   Southland Corporation (Incorporated by reference to Exhibit 10.3(b) to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
10.4            Employment Agreement, dated as of November 13, 1998, between the Company, DFG
                   Holdings, Inc., and Jeffrey Weiss (Incorporated by reference to Exhibit 10.4 to the
                   Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                   December 31, 1998)
10.5            Employment Agreement, dated as of December 18, 1998, between the Company, DFG Holdings,
                   Inc., and Donald F. Gayhardt (Incorporated by reference to Exhibit 10.5 to the
                   Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                   December 31, 1998)
10.6*           Employment Agreement, dated as of July 21, 1997 between the Company, DFG Holdings, Inc., and Richard S. Dorfman
10.7            Amended and Restated Shareholders Agreement, dated August 8, 1996, among WPG
                   Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV
                   (Overseas), L.P., the individual fund shareholders signatory thereto, the GHB
                   Charitable Trust #1, Jeffrey Weiss, Donald F. Gayhardt, Pegasus Partners L.P., PAG
                   Dollar Investors, the warrant holders signatory thereto, General Electric Capital
                   Corporation, and DFG Holdings, Inc. (Incorporated by reference to Exhibit 10.7 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
10.8            Purchase Agreement, dated as of August 8, 1996, by and among the Company, DFG Holdings,
                   Inc., Any Kind Check Cashing Centers, Inc., the shareholders signatory thereto, U.S.
                   Check Exchange Limited Partnership, the limited partners signatory thereto, and George
                   H. Brimhall (Incorporated by reference to Exhibit 10.8 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
10.9            Asset Purchase Agreement, dated August 28, 1996, by and among Financial Exchange Company of Ohio, Inc., ABC Check Cashing, Inc., and the shareholder signatory thereto
                   (Incorporated by reference to Exhibit 10.9 to the Registrant's Statement on Form S-4
                   (Registration #333-18221) declared effective March 11, 1997)
10.10           Asset Purchase Agreement, dated as of October 22, 1996, by and among the Company,
                   Cash-N-Dash Check Cashing, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.10 to the Registrant's Statement on Form S-4 (Registration
                   #333-18221) declared effective March 11, 1997)
10.11           Stock Purchase Agreement, dated as of October 22, 1996, by and among the Company, Manor
                   Investment Co. Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.11 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                   declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                     Description of Document
10.12           Amended and Restated Purchase Agreement, dated as of October 23, 1996, by and among
                   Dollar Financial Canada Ltd., DFG Holdings, Inc., National Money Mart, Inc., and the
                   shareholders signatory thereto (Incorporated by reference to Exhibit 10.12 to the
                   Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                   11, 1997)
10.13           Credit Agreement, dated as of December 18, 1998, among the Company, DFG Holdings,
                   Inc. the lenders from time to time party thereto, Wells Fargo Bank, National
                   Association, as administrative agent, First Union Capital Markets and Wells Fargo as arrangers, First Union National Bank, as syndication agent, and U.S. Bank National
                   Association, as documentation agent (Incorporated by reference to Exhibit 10.13 to the Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                   December 31, 1998)
10.14           Purchase Agreement, dated as of March 31, 1997, among Dollar Financial Group, Inc.,
                   Dollar Financial Canada, LTD., Canadian Capital Corporation, Dollar Ontario LTD. And
                   Gus E. Baril, Leslie A. Baril and the Baril Family Trust. The schedules to the
                   Purchase Agreement and the exhibits thereto have been omitted. The Company will furnish supplementally to the Commission any of the schedules or exhibits upon request
10.15           DFG Holdings, Inc. Stock Incentive Plan****
10.16           Termination Agreement, dated June 30, 1997 re: Donald F. Gayhardt, Jr.****
10.17           Pledge and Security Agreement, dated as of December 18, 1998, among the Company,
                   Wells Fargo Bank, National Association, as administrative agent for itself and the
                   Lenders under the Credit Agreement (Incorporated by reference to Exhibit 10.17 to the
                   Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                   December 31, 1998)
10.18           Subordination Agreement, dated as of December 18, 1998, among the Company, DFG
                   Holdings, Inc., and Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by reference to
                   Exhibit 10.18 to the Registrant's Statement on Form 10Q (Registration #333-18221)
                   declared effective December 31, 1998)
10.19           Supplemental Security Agreement (Trademarks), dated as of December 18, 1998, among the Company and Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by reference to
                   Exhibit 10.19 to the Registrant's Statement on Form 10Q (Registration #333-18221)
                   declared effective December 31, 1998)
10.20           Purchase Agreement, dated as of December 18, 1998, among the Company, GS Mezzanine
                   Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P.
                   Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares
                   Leveraged Investment Fund II, L.P., relating the the $20,000,000 aggregate principal amount of 10 7/8% Senior Subordinated Notes Due 2006 (Incorporated by reference to
                   Exhibit 10.20 to the Registrant's Statement on Form 10Q (Registration #333-18221)
                   declared effective December 31, 1998)
10.21           Exchange and Registration Rights Agreement, dated as of December 18, 1998, among the
                   Company, GS Mezzanine Partners, L.P., GS Mezzanine Partners, L.P., GS Mezzanine
                   Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P.,
                   Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P.,
                   relating to the $20,000,000 aggregate principal amount of 10 7/8% Senior Subordinated
                   Notes Due 2006 (Incorporated by reference to Exhibit 10.21 to the Registrant's
                   Statement on Form 10Q (Registration #333-18221) declared effective December 31, 1998)
10.22           Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of the Company
                   (Incorporated by reference to Exhibit 10.22 to the Registrant's Statement on Form 10Q
                   (Registration #333-18221) declared effective December 31, 1998)
10.23           Pledge Agreement, dated December 18, 1998, between the Company and Jeffrey Weiss
                   (Incorporated by reference to Exhibit 10.23 to the Registrant's Statement on Form 10Q
                   (Registration #333-18221) declared effective December 31, 1998)

(a)(3) Exhibits
  Exhibit No.                                     Description of Document

10.24           Agreement for the sale and purchase of shares of Instant Cash Loans, LTD. dated
                   February 10, 1999 with Dollary Financial Group, Inc., DFG Acquisition, LTD., Henry
                   Hallam, Rachel Hallam and shareholders signatory thereto (Incorporated by reference to Exhibit 10.24 of the Registrant's Form 8K/A filed April 26, 1999, declared effective February 25, 1999)
10.25           Purchase Agreement dated February 17, 1999 by and among National Money mart Company
                   (a subsidiary of Dollar Financial Group, Inc.), King Mortgage LTD. and Denis Wilner
                   to purchase the remaining 86.5% partnership interest in Calgary Money Mart
                   Partnership (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 8K/A filed April 26, 1999, declared effective February 25, 1999)
10.26           Agreement for the sale and purchase of shares in Cash A Cheque Holdings Great Britain
                   Limited between Luke Johnson and others, Dollar Financial UK Limited and Dollar
                   Financial Group, Inc. (Incorporated by referenced to Exhibit 10.26 of the
                   Registrant's Form 8K/A filed September 20, 1999, declared effective July 22, 1999)
10.27           Agreement for the sale and purchase of shares in Cash Centres Corporation Limited between Edward Ford and others, Dollar Financial UK Limited and Dollar Financial
                   Group, Inc. (Incorporated by reference to Exhibit 10.27 of the Registrant's Form 8K/A filed February 28, 2000, declared effective December 30, 1999)
21.1            Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the
                   Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                   December 31, 1998)




27.1            Financial Data Schedule for the fiscal year ended June 30, 2000, which is being submitted electronically to the Securities and Exchange Commission for information purposes only**

[FN]

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

(b) Financial Statement Schedules

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 28, 2000.




                                                    DOLLAR FINANCIAL GROUP, INC.


                             By:             /s/ RICHARD S. DORFMAN
                                 -----------------------------------------------
                                               Richard S. Dorfman
                                  Executive Vice President and Chief Financial
                                                     Officer



                          DOLLAR FINANCIAL GROUP, INC.

             Signature                                  Title                              Date


        /s/ JEFFREY A. WEISS            Chairman of the Board of Directors,         September 28, 2000
-------------------------------------
          Jeffrey A. Weiss              President and Chief Executive Officer
                                        (principal executive officer)


       /s/ RICHARD S. DORFMAN           Executive Vice President and Chief          September 28, 2000
-------------------------------------
         Richard S. Dorfman             Financial Officer (principal financial
                                        and accounting officer)