Form 10-Q
period 2000-09-30
DOLLAR FINANCIAL GROUP INC
filed 2000-11-14
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934. For the quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2000, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                     Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2000
         and September 30, 2000 (unaudited)..........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three
         Months Ended September 30, 1999 and 2000....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Three Months
         Ended September 30, 1999 and 2000...........................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    15

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    23

Item 2.  Changes in Securities and Use of Proceeds...................................................    23

Item 3.  Defaults Upon Senior Securities.............................................................    23

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    23

Item 5.  Other Information...........................................................................    23

Item 6.  Exhibits and Reports on Form 8-K............................................................    23

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                  June 30,            September 30,
                                                                                    2000                   2000
                                                                            ---------------------    --------------
ASSETS                                                                                                 (unaudited)

Cash and cash equivalents.......................................................    $     73,288     $    76,324
Accounts receivable.............................................................          13,134          14,966
Prepaid expenses  ..............................................................           5,661           6,284
Deferred income taxes...........................................................             759             759
Notes receivable - officers.....................................................           2,920           2,920
Due from parent.................................................................             878           1,046
Property and equipment, net of accumulated depreciation
    of $15,094 and $16,673......................................................          23,625          25,207
Goodwill and other intangibles, net of accumulated amortization of
    $18,897 and $20,082.........................................................         128,115         128,201
Debt issuance costs, net of accumulated amortization of $3,184 and $3,545.......           8,446           8,125
Other...........................................................................           2,888           3,818
                                                                                   --------------     -------------
                                                                                    $    259,714     $   267,650
                                                                                   ==============    ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable................................................................    $     16,331     $    20,431
Income taxes payable............................................................             603           1,218
Advance from money transfer agent...............................................           1,000           1,000
Accrued expenses................................................................          21,429           6,221
Accrued interest payable........................................................           1,610           5,024
Revolving credit facilities.....................................................          49,578          64,729
10-7/8 % Senior Notes due 2006..................................................         109,190         109,190
Long term debt and subordinated notes payable...................................          20,378          20,285
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2000 and September 30, 2000........................................            -               -
Additional paid-in capital......................................................          50,957          50,957
Accumulated deficit.............................................................          (5,824)         (4,777)
Accumulated other comprehensive loss............................................          (5,538)         (6,628)
                                                                                   --------------     -------------
    Total shareholder's equity..................................................          39,595          39,552
                                                                                   --------------     -------------
                                                                                    $    259,714     $   267,650
                                                                                   ==============     =============

       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                        Three Months Ended
                                                                          September 30,
                                                                -----------------------------------
                                                                     1999                2000
                                                                ---------------      --------------
Revenues .......................................................$     34,832         $      45,231

Store and regional expenses:
   Salaries and benefits........................................      10,239                13,474
   Occupancy....................................................       2,928                 3,980
   Depreciation.................................................         884                 1,369
   Other........................................................       7,229                10,561
                                                                -------------        --------------
Total store and regional expenses...............................      21,280                29,384
Corporate expenses..............................................       4,540                 6,215
Loss on store closings and sales................................          44                    34
Goodwill amortization...........................................       1,176                 1,080
Other depreciation and amortization.............................         302                   469
Interest expense (net of interest income of $19 and $72)........       4,170                 4,961
                                                                -------------        --------------
Income before income taxes......................................       3,320                 3,088
Income tax provision............................................       2,108                 2,041
                                                                -------------        --------------
Net income .....................................................$      1,212          $      1,047
                                                                =============        ==============










       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                   ------------------------------------------
                                                                                          1999                   2000
                                                                                   -------------------    -------------------
Cash flows from operating activities:
Net income .....................................................................       $       1,212          $      1,047
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization..............................................               2,747                 3,282
     Loss on store closings and sales...........................................                  44                    34
     Change in assets and liabilities (net of effect of acquisitions):
       Decrease (increase) in accounts receivable and income taxes
        receivable..............................................................               3,241                (1,597)
       Increase in prepaid expenses and other...................................                (431)               (1,620)
       Increase in accounts payable, income taxes payable, accrued
        expenses and accrued interest payable...................................                 767                 2,910
                                                                                      ----------------       ---------------
Net cash provided by operating activities.......................................               7,580                 4,056
Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................             (10,960)              (12,643)
  Gross proceeds from sale of property and equipment............................                 -                     110
  Additions to property and equipment...........................................              (2,519)               (2,994)
                                                                                      ----------------        --------------
Net cash used in investing activities...........................................             (13,479)              (15,527)
Cash flows from financing activities:
  Other debt payments...........................................................                (838)                  (85)
  Net (decrease) increase in revolving credit facilities........................              (4,508)               15,151
  Proceeds from long term debt..................................................               1,893                    -
  Payment of debt issuance costs................................................                (131)                  (43)
  Net increase in due from parent...............................................                (782)                 (168)
                                                                                      ----------------        --------------
Net cash (used in) provided by financing activities.............................              (4,366)               14,855
Effect of exchange rate changes on cash and cash equivalents....................                 306                  (348)
                                                                                      ----------------        --------------
Net (decrease) increase in cash and cash equivalents............................              (9,959)                3,036
Cash and cash equivalents at beginning of period................................              65,782                73,288
                                                                                      ----------------        --------------
Cash and cash equivalents at end of period......................................       $      55,823           $    76,324
                                                                                      ================        ==============

       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of September 30, 2000. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 933 (of which 594 are company owned) locations operating as Any Kind Check Cashing Centers(R), Cash A Cheque, Cash Centres, Check Mart(R), Money Mart(R), The Money Shop and Loan Mart(R) in 17 states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, through a relationship with a bank, the Company's subsidiary moneymart.com(TM) originates short-term consumer loans through 381 independent agents in 20 states.

                          DOLLAR FINANCIAL GROUP, INC.

2. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION

The Company's payment obligations under the 10 7/8% Senior Notes due November 2006 ("Senior Notes") and Senior Subordinated Notes due 2006 ("Senior Subordinated Notes") are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries (the "Guarantors"). The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's revolving credit facility and any successor credit facilities. Pursuant to the Senior Notes or Senior Subordinated Notes, every direct and indirect wholly owned subsidiary of the Company serves as a guarantor of the Senior Notes and Senior Subordinated Notes.

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the consolidating balance sheet at September 30, 2000, and the consolidating statements of operations and cash flows for the three month period ended September 30, 2000 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATING BALANCE SHEET
                               September 30, 2000
                                 (In thousands)



                                                      Dollar          Domestic         Foreign
                                                     Financial       Subsidiary      Subsidiary
                                                    Group, Inc.      Guarantors      Guarantors      Eliminations      Consolidated
                                                    ------------    -------------    ------------    --------------    -------------
ASSETS

Cash and cash equivalents...........................$     2,334      $    40,849     $    33,141      $          -     $     76,324
Accounts receivable..................................    12,832            6,237           7,180          (11,283)           14,966
Income taxes receivable..............................       390              441             125             (956)                -
Prepaid expenses.....................................       641            1,993           3,650                 -            6,284
Deferred income taxes................................       697               62               -                 -              759
Notes receivable-officers............................     2,920                -               -                 -            2,920
Due from affiliates..................................   108,813                -               -         (108,813)                -
Due from parent......................................     1,046                -               -                 -            1,046
Property and equipment, net..........................     4,618           10,361          10,228                 -           25,207
Goodwill and other intangibles, net..................         -           58,222          69,979                 -          128,201
Debt issuance costs, net.............................     8,125                -               -                 -            8,125
Investment in subsidiaries...........................    96,311            9,801               -         (106,112)                -
Other................................................       575              626           2,617                 -            3,818

                                                    ------------    -------------    ------------    --------------    -------------
                                                    $   239,302      $   128,592     $   126,920      $  (227,164)     $    267,650
                                                    ============    =============    ============    ==============    =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable....................................$         -      $    12,248     $     8,183      $          -     $     20,431
Income taxes payable.................................         -                -           2,174             (956)            1,218
Advance from money transfer agent....................     1,000                -               -                 -            1,000
Accrued expenses.....................................     1,942            1,891           2,388                 -            6,221
Accrued interest payable.............................     5,014                -          11,293          (11,283)            5,024
Due to affiliates....................................         -           39,567          69,241         (108,808)                -
Revolving credit facilities..........................    58,500                -           6,229                 -           64,729
10-7/8% Senior Notes due 2006........................   109,190                -               -                 -          109,190
Long term debt and subordinated notes payable........    20,000                -             285                 -           20,285
                                                    ------------    -------------    ------------    --------------    -------------

                                                        195,646           53,706          99,793         (121,047)          228,098


Shareholder's equity:
Common stock.........................................         -                -               -                 -                -
Additional paid-in capital...........................    50,957           40,064          20,599          (60,663)           50,957
(Accumulated deficit) retained earnings..............    (4,777)          37,554           7,900          (45,454)           (4,777)
Accumulated other comprehensive loss.................    (2,524)          (2,732)         (1,372)                -           (6,628)
                                                    ------------    -------------    ------------    --------------    -------------
Total shareholder's equity...........................    43,656           74,886          27,127         (106,117)           39,552
                                                    ------------    -------------    ------------    --------------    -------------
                                                    $   239,302      $   128,592     $   126,920     $   (227,164)     $    267,650
                                                    ============    =============    ============    ==============    =============

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2000
                                 (In thousands)



                                                        Dollar           Domestic        Foreign
                                                        Financial       Subsidiary      Subsidiary
                                                        Group,Inc.      Guarantors      Guarantors     Eliminations     Consolidated
                                                        -----------     ------------    -----------    ------------     ------------

Revenues.............................................    $       -       $   26,134     $   19,097      $        -       $   45,231
Store and regional expenses:
   Salaries and benefits.............................            -            8,624          4,850               -           13,474
   Occupancy.........................................            -            2,564          1,416               -            3,980
   Depreciation......................................            -              696            673               -            1,369
   Other.............................................            -            6,999          3,562               -           10,561
                                                        -----------     ------------    -----------    ------------     ------------
Total store and regional expenses....................            -           18,883         10,501               -           29,384

Corporate expenses...................................        4,289                -          1,926               -            6,215
Management fees......................................       (3,722)           2,725            997               -                -
Loss on store closings and sales.....................           25                -              9               -               34
Goodwill amortization................................            -              542            538               -            1,080
Other depreciation and amortization..................          282               57            130               -              469
Interest expense.....................................        3,201                -          1,760               -            4,961
                                                        -----------     ------------    -----------    ------------     ------------

(Loss) income before income taxes ...................       (4,075)           3,927          3,236               -            3,088
Income tax (benefit) provision ......................       (1,417)           2,155          1,303               -            2,041
                                                        -----------     ------------    -----------    ------------     ------------

(Loss) income before equity in net income of
subsidiaries.........................................       (2,658)           1,772          1,933               -            1,047
Equity in net income of subsidiaries:
Domestic subsidiary guarantors.......................        1,772                -              -         (1,772)                -
Foreign subsidiary guarantors........................        1,933                -              -         (1,933)                -
                                                        -----------     ------------    -----------    ------------     ------------
Net income...........................................    $   1,047       $    1,772     $    1,933      $  (3,705)       $    1,047
                                                        ===========     ============    ===========    ============     ============

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      Three Months Ended September 30, 2000
                                 (In thousands)



                                                         Dollar           Domestic       Foreign
                                                         Financial       Subsidiary     Subsidiary
                                                         Group,Inc.      Guarantors     Guarantors     Eliminations    Consolidated
                                                         -----------     -----------    -----------    ------------    -------------
Cash flows from operating activities:
Net income...........................................     $   1,047       $   1,772     $    1,933      $   (3,705)     $     1,047
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..........        (3,705)              -              -           3,705                -
       Depreciation and amortization.................           646           1,295          1,341               -            3,282
       Loss on store closings and sales..............            25               -              9               -               34
       Change in assets and liabilities (net of
       effect of acquisitions):
            (Increase) decrease in accounts receivable
               and income taxes receivable...........          (665)         (2,223)           416             875           (1,597)
             Decrease (increase) in prepaid expenses
               and other.............................           319            (346)        (1,593)              -           (1,620)
            (Decrease) increase in accounts payable,
               income  taxes payable, accrued
               expenses and accrued interest payable.          (416)          3,294            907            (875)           2,910
                                                         -----------     -----------    -----------    ------------    -------------
Net cash (used in) provided by operating activities          (2,749)          3,792          3,013               -            4,056

Cash flows from investing activities:
     Acquisitions, net of cash acquired..............             -          (2,582)       (10,061)              -          (12,643)
     Gross proceeds from sale of property and
       equipment.....................................             -               -            110               -              110
     Additions to property and equipment.............          (568)         (1,538)          (888)              -           (2,994)
     Net increase in due from affiliates.............       (12,650)         (2,432)             -          15,082                -
                                                         -----------     -----------    -----------    ------------    -------------
Net cash used in investing activities................       (13,218)         (6,552)       (10,839)         15,082          (15,527)

Cash flows from financing activities:
     Other debt payments.............................             -               -            (85)              -              (85)
     Net increase (decrease) in revolving credit
       facilities....................................        16,000               -           (849)              -           15,151
     Payments of debt issuance costs.................           (43)              -              -               -              (43)
     Net increase in due from parent.................          (168)              -              -               -             (168)
     Net increase in due to affiliates...............              -          4,341         10,741         (15,082)               -
                                                         -----------     -----------    -----------    ------------    -------------
Net cash provided by financing activities............         15,789          4,341          9,807         (15,082)          14,855
Effect of exchange rate changes on cash and cash
     equivalents.....................................              -              -           (348)              -             (348)
                                                         -----------     -----------    -----------    ------------    -------------
Net (decrease) increase in cash and cash equivalents.          (178)          1,581          1,633               -            3,036
Cash and cash equivalents at beginning of period.....         2,512          39,268         31,508               -           73,288
                                                         -----------     -----------    -----------    ------------    -------------
Cash and cash equivalents at end of period...........      $  2,334      $   40,849     $   33,141      $        -      $    76,324
                                                         ===========     ===========    ===========    ============    =============

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


3.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive income (loss) for the periods stated:

                                                     Three Months Ended
                                                        September 30,
                                              ---------------------------------
                                                  1999                2000
                                              -------------        ------------

Net income                                      $    1,212         $     1,047
Foreign currency translation adjustment                614              (1,090)
                                              -------------        ------------

Total comprehensive income (loss)               $    1,826          $      (43)
                                              =============        ============


4.       GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                  United                           United
                                                  States          Canada           Kingdom           Total
                                              --------------- ---------------- ---------------- ----------------
As of and for the three months
   ended September 30, 1999

Identifiable assets                             $    116,899  $        56,200    $      35,130   $      208,229
Sales to unaffiliated customers                       21,543            9,139            4,150           34,832
Income before income taxes                               275            1,999            1,046            3,320
Income tax provision                                   1,237              571              300            2,108
Net (loss) income                                       (962)           1,428              746            1,212

As of and for the three months
   ended September 30, 2000

Identifiable assets                             $    140,730  $        72,350    $      54,570  $       267,650
Sales to unaffiliated customers                       26,134           12,072            7,025           45,231
(Loss) income before income taxes                       (148)           2,482              754            3,088
Income tax provision                                     738            1,147              156            2,041
Net (loss) income                                       (886)           1,335              598            1,047

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)



5.   ACQUISITIONS

The acquired entities described below (collectively referred to as the "Acquisitions") were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's Statements of Operations for the periods in which they were owned by the Company. The total purchase price for each acquisition has been allocated to assets acquired and liabilities assumed based on estimated fair values.

On July 7, 1999, the Company purchased all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operated 44 company owned stores in the United Kingdom. The initial purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and $1.9 million of the Company's Senior Subordinated Notes. The excess of the purchase price over the fair value of identifiable net assets acquired was $8.2 million. Additional consideration of $9.7 million was subsequently paid based upon a profit-based earn-out agreement.

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

On December 15, 1999, the Company purchased all of the outstanding shares of Cash Centres Limited ("CCL"), which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.7 million based on future levels of profitability.

On February 10, 2000, the Company purchased primarily all of the assets of CheckStop, Inc. ("CheckStop"), which was a short-term loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. The agreement also includes a maximum potential contingent payment to the sellers of $350,000 based upon future results of operations.

On August 1, 2000, the Company purchased all of the outstanding shares of West Coast Chequing Centres, LTD ("WCCC") which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess price over the fair value of identifiable net assets acquired was $1.4 million.

On August 7, 2000, the Company purchased substantially all of the assets of Fast `n Friendly Check Cashing ("F&F"), which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $660,000. The agreement also includes a maximum potential contingent payment to the sellers of $150,000 based on future revenue.

On August 28, 2000, L.M.S. Development Corporation, a subsidiary of the Company, purchased primarily all of the assets of Ram-Dur Enterprises, Inc., d/b/a AAA Check Cashing Centers ("AAA"), which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the

                          DOLLAR FINANCIAL GROUP, INC.

5.       ACQUISITIONS (Continued)

Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million.

The following unaudited pro forma information for the three months ended September 30, 1999 and 2000 presents the results of operations as if the Acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect the amortization of intangible assets arising from the Acquisitions, increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of the Acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                  Three Months Ended
                                                     September 30,
                                                      (Unaudited)
                                              ----------------------------
                                                 1999            2000
                                              ------------    ------------
                                                (dollars in thousands)

Revenues                                    $    37,925      $    45,469
Net income                                  $     1,174      $     1,036


6.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. As strategy is being finalized and policy created, precautions have been taken should exchange rates shift. For the United Kingdom subsidiary, put options with a notional value of 7.0 million British Pounds have been purchased to protect quarterly earnings in the United Kingdom against foreign exchange fluctuations. Each contract has a strike price of initially 5% out of the money at the date of acquisition and each contract was out of the money at September 30, 2000. The loss recognized in earnings for the three months ended was minimal.

Out of the money put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. This strategy will continually be evaluated as to its effectiveness and suitability to the Company.

7.       CONTINGENCIES AND LITIGATION

On October 23, 2000 the court approved the final settlement of a class-action lawsuit which had been commenced in February 1999. The plaintiff, who represented "payday loan" borrowers for purposes of the settlement, had alleged violations of state and federal usury and consumer-protection laws by Eagle National Bank (the lender in the plaintiff's loan transaction), the Company and others. The final judgement expressly excludes any finding of wrongdoing by the Company. The terms of the settlement set a maximum payout to the settlement class of $5.5 million. During the year ended June 30, 2000, the Company recorded its best estimate, based on the information then available, of the costs of the settlement and of legal and administrative costs associated with the settlement. The amount of the provision previously provided is sufficient to cover expenditures associated with the final settlement.

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                          SUPPLEMENTAL STATISTICAL DATA

                                                                        September 30,
Company Operating Data:                                           1999               2000
                                                               ------------     ---------------
Number of Locations:
   Company-Owned...............................................        420                 594
   Franchised Stores and Check Cashing Agents..................         86                 339
                                                                       ---                 ---

Total..........................................................        506                 933
                                                                       ===                 ===




                                                                    Three Months Ended
                                                                      September 30,
                                                               -----------------------------
Operating Data:                                                   1999              2000
                                                               ------------      -----------
Face amount of checks cashed (in millions).....................      $612              $761
Face amount of average check...................................      $317              $334
Face  amount  of  average check (excluding Canada and the
United Kingdom)................................................      $342              $347
Average fee per check..........................................    $10.95            $11.12
Number of checks cashed (in thousands).........................     1,927             2,279
Adjusted EBITDA1                                                   $9,831           $11,246
Adjusted EBITDA Margin1........................................      28.2%             24.9%



                                                                     Three Months Ended
                                                                       September 30,
                                                               -------------------------------
Collections Data:                                                 1999               2000
                                                               ------------      -------------
Face amount of returned checks (in thousands)..................     $5,054             $6,714
Collections (in thousands).....................................      3,641              4,870
                                                                     -----              -----
Net write-offs (in thousands)..................................     $1,413             $1,844
                                                                    ======             ======

Collections as a percentage of
   returned checks.............................................       72.0%              72.5%
Net write-offs as a percentage of
   check cashing revenues......................................        6.7%               7.3%
Net write-offs as a percentage of the
   face amount of checks cashed................................       0.23%              0.24%

[FN]
1Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, noncash charges and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by accounting principles generally accepted in the United States and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other measures of liquidity determined in accordance with accounting principles generally accepted in the United States. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company is a consumer financial services company operating the second largest check cashing store network in the United States, the largest such network in Canada and the United Kingdom. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders, money transfers and various other related services.

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of September 30, 2000 and the results of operations for the three months ended September 30, 2000 and 1999. The results for the three months ended September 30, 2000 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services. The Company's contract expiration date with the State of New York was December 31, 1998 but the Company negotiated an extension to the contract through June 30, 2000 with two six-month extensions exercisable by the state. The state has exercised both six-month extensions extending the Company's contract to June 30, 2001. The Company has received information from the State of New York pertaining to a statewide implementation of an Electronic Benefit Transfer ("EBT") system which contemplates completion by March 2001, upon successful implementation of the EBT program, the Company's existing contract would be terminated. Management of the Company concluded that the Company would not have the opportunity to provide similar government services for the newly-installed EBT system in the State of New York.

Acquisitions

On July 7, 1999, the Company purchased all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operated 44 company owned stores in the United Kingdom. The initial purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and $1.9 million of the Company's Senior Subordinated Notes due 2006 ("Senior Subordinated Notes"). The excess of the purchase price over the fair value of identifiable net assets acquired was $8.2 million. Additional consideration of $9.7 million was subsequently paid based upon a profit-based earn-out agreement.

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

On December 15, 1999, the Company purchased all of the outstanding shares of Cash Centres Limited ("CCL"), which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.7 million based on future levels of profitability.

On February 10, 2000, the Company purchased primarily all of the assets of CheckStop, Inc. ("CheckStop"), which was a short-term loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. The agreement also includes a maximum potential contingent payment to the sellers of $350,000 based upon future results of operations.

On August 1, 2000, the Company purchased all of the outstanding shares of West Coast Chequing Centres, LTD ("WCCC") which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess price over the fair value of identifiable net assets acquired was $1.4 million.

On August 7, 2000, the Company purchased substantially all of the assets of Fast `n Friendly Check Cashing ("F&F"), which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $660,000. The agreement also includes a maximum potential contingent payment to the sellers of $150,000 based on future revenue.

On August 28, 2000, L.M.S. Development Corporation, a subsidiary of the Company, purchased primarily all of the assets of Ram-Dur Enterprises, Inc., d/b/a AAA Check Cashing Centers ("AAA"), which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million.

All of the acquisitions described above (collectively, the "Acquisitions") have been accounted for under the purchase method of accounting. Therefore, the historical results of operations include the revenues and expenses of all the acquired companies since their respective dates of acquisition.

RESULTS OF OPERATIONS

Revenue Analysis

                                                              Three Months Ended September 30,

                                                                                    (Percentage of
                                                   ($ in thousands)                 total revenue)
                                               --------------------------    -----------------------------
                                                 1999            2000           1999              2000
                                               ----------     -----------    -----------        ----------


Check cashing...............................     $21,100         $25,353        60.6%             56.1%
Cash `Til Payday(R)origination fees.........       6,309          11,680        18.1              25.8
Government services.........................       1,640           1,563         4.7               3.5
Other revenue...............................       5,783           6,635        16.6              14.6
                                               ----------     -----------    -----------        ----------
Total revenue...............................     $34,832         $45,231       100.0%            100.0%
                                               ==========     ===========    ===========        ==========





QUARTER COMPARISON

Total revenues were $45.2 million for the three months ended September 30, 2000 compared to $34.8 million for the three months ended September 30, 1999, an increase of $10.4 million or 29.9%. The Acquisitions accounted for an increase of $4.5 million. In addition, revenues increased $3.0 million from new store openings.

Comparable retail store sales at those locations owned by the Company for the entire period increased $2.9 million or 9.6%. Check cashing revenue decreased 0.5%, Cash `Til Payday(R) origination fees increased 45.1% and other revenues increased 7.4%. The increase in Cash `Til Payday(R) origination fees resulted primarily from improvements in product design. Partially offsetting this increase, however, was a 17.0% decline in revenues from government services.

Store and Regional Expense Analysis

                                                         Three Months Ended September 30,

                                                                               (Percentage of
                                           ($ in thousands)                    total revenue)
                                     -----------------------------     --------------------------------
                                        1999               2000              1999               2000
                                     ------------     ------------     ------------       -------------


Salaries and benefits............    $    10,239       $   13,474            29.4%               29.8%
Occupancy........................          2,928            3,980             8.4                 8.8
Depreciation.....................            884            1,369             2.5                 3.0
Other............................          7,229           10,561            20.8                23.3
                                     ------------     ------------     -------------    ----------------
Total store and regional
   expenses......................    $    21,280        $  29,384            61.1%               64.9%
                                     ============     ============     =============      ==============






QUARTER COMPARISON

Store and  regional  expenses  were $29.4  million  for the three  months  ended
September  30,  2000  compared  to $21.3  million  for the  three  months  ended
September 30, 1999, an increase of $8.1 million or 38.0%. The Acquisitions accounted for an increase of $3.0 million and new store openings resulted in an increase of $3.4 million. For the three months ended September 30, 2000 total store and regional expenses increased to 64.9% of total revenue compared to 61.1% of total revenue for the three months ended September 30, 1999 due to increased start-up costs associated with new store openings.

Other Expense Analysis

                                                                Three Months Ended September 30,

                                                                                       (Percentage of
                                                      ($ in thousands)                 total revenue)
                                                  --------------------------     ---------------------------
                                                     1999           2000             1999           2000
                                                  -----------    -----------     -------------    ----------


Corporate expenses.......................         $    4,540      $   6,215            13.0%         13.7%
Loss on store closings
   and sales.............................                 44             34             0.1           0.1
Goodwill amortization....................              1,176          1,080             3.4           2.4
Other depreciation and amortization......                302            469             0.9           1.0
Interest expense.........................              4,170          4,961            12.0          11.0
Income taxes.............................              2,108          2,041             6.1           4.5




QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $6.2 million for the three months ended September 30, 2000 compared to $4.5 million for the three months ended September 30, 1999, an increase of $1.7 million. Additional costs have been incurred as a result of the Acquisitions and the opening of new stores.

Goodwill Amortization

Goodwill amortization was $1.1 million for the three months ended September 30, 2000 and was $1.2 million for the three months ended September 30, 1999, a decrease of $100,000. The decrease is due to the completion of the accelerated amortization of the remaining goodwill associated with the pending expiration of the Company's government services line of business, offset by the goodwill associated with the Acquisitions.

Other Depreciation

Other depreciation and amortization expenses were $500,000 and $300,000 for the three months ended September 30, 2000 and 1999, respectively, an increase of $200,000. The increase is the result of non-store and regional depreciation related to the Acquisitions.

Interest Expense

Interest expense was $5.0 million for the three months ended September 30, 2000 and was $4.2 million for the three months ended September 30, 1999, an increase of $800,000 or 19.0%. This increase is primarily attributable to the increase in borrowings under the Company's revolving credit facilities to fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology and the increase in the borrowing rates of the Company's revolving credit facilities.

Income Taxes

The provision for income taxes was $2.0 million for the three months ended September 30, 2000 compared to $2.1 million for the three months ended September 30, 1999, a decrease of $100,000. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to state taxes, foreign taxes, non-deductible goodwill amortization which resulted from the June 30, 1994 acquisition of the Company and several subsequent acquisitions.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balance fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2000, cash and cash equivalents increased $3.0 million. Revolving credit facilities increased $15.2 million due to the acquisitions of F&F and AAA and the payment of additional consideration for CAC. Net cash generated by operations totaled $4.1 million.

Accrued expenses, during the three months ended September 30, 2000, decreased due to the payment of additional consideration for CAC, which was recorded as of June 30, 2000. Accrued interest increased due to the timing of the semi-annual interest payment on the 10 7/8% Senior Notes due in November 2006 (the "Senior Notes") and the Senior Subordinated Notes.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance loan store expansion. For the three months ended September 30, 2000 and 1999, the Company had net cash provided by operating activities of $4.1 million and $7.6 million, respectively, for purchases of property and equipment related to existing stores, recently acquired and opened stores, investments in technology and acquisitions. For the three months ended September 30, 2000, the Company had made capital expenditures of $3.0 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $9.7 million during its fiscal year ending June 30, 2001, for remodeling and relocation of certain existing stores and for opening new stores.

The Company's credit agreement provides for a revolving credit facility of up to $70 million. The borrowings under the revolving credit facility as of September 30, 2000 were $58.5 million. The Senior Notes, Senior Subordinated Notes and the revolving credit facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has an overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $10.0 million, of which $2.0 million was outstanding as of September 30, 2000. For the Company's United Kingdom operations, the Company also has an overdraft facility which provides for a commitment of up to approximately $7.4 million of which $4.2 million was outstanding as of September 30, 2000. The overdraft facility is secured by an $8.0 million letter of credit issued by Wells Fargo Bank under the revolving credit facility.

The Company is highly leveraged, and borrowings under the revolving credit facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and Senior Subordinated Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), and the expansion of the Cash 'Til Payday(R) loan program. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes and Senior Subordinated Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

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

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement was adopted effective July 1, 2000, and does not materially impact the Company's financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There were no material changes for Quantitative and Qualitative Disclosures About Market Risk from the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 23, 2000 the court approved the final settlement of a class-action lawsuit which had been commenced in February 1999. The plaintiff, who represented "payday loan" borrowers for purposes of the settlement, had alleged violations of state and federal usury and consumer-protection laws by Eagle National Bank (the lender in the plaintiff's loan transaction), the Company and others. The final judgement expressly excludes any finding of wrongdoing by the Company. The terms of the settlement set a maximum payout to the settlement class of $5.5 million. During the year ended June 30, 2000, the Company recorded its best estimate, based on the information then available, of the costs of the settlement and of legal and administrative costs associated with the settlement. The amount of the provision previously provided is sufficient to cover expenditures associated with the final settlement.

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

              27.1         Financial Data Schedule


(b)      Reports on Form 8-K

                  During the three month period ended September 30, 2000, the registrant filed one report on Form 8K dated September 12, 2000 reporting an Item 2 Event (Acquisition or Disposition of Assets).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DOLLAR FINANCIAL GROUP, INC.


Dated:  November 14, 2000                       *By:      /s/ Richard S. Dorfman
                                                        ------------------------
Name:  Richard S. Dorfman
                                            Title:  Executive Vice President and
                                                        Chief Financial Officer,
                                                        (principal financial and
                                                       chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.