Form 10-Q
period 2000-12-31
DOLLAR FINANCIAL GROUP INC
filed 2001-02-14
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934. For the quarterly period ended December 31, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 14, 2001, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                       Page No.
                                                                                                     --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2000
         and December 31, 2000 (unaudited)...........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three and Six
         Months Ended December 31, 1999 and 2000.....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 1999 and 2000............................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    15

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    24

Item 2.  Changes in Securities and Use of Proceeds...................................................    24

Item 3.  Defaults Upon Senior Securities.............................................................    24

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    24

Item 5.  Other Information...........................................................................    24

Item 6.  Exhibits and Reports on Form 8-K............................................................    24

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                  June 30,             December 31,
                                                                                    2000                   2000
                                                                            ---------------------    -----------------
ASSETS                                                                                                   (unaudited)

Cash and cash equivalents.......................................................  $       73,288       $       73,618
Accounts receivable.............................................................          13,134               19,895
Prepaid expenses................................................................           5,661                5,979
Deferred income taxes...........................................................             759                  759
Notes receivable - officers.....................................................           2,920                2,920
Due from parent.................................................................             878                1,214
Property and equipment, net of accumulated depreciation
    of $15,094 and $18,679......................................................          23,625               27,712
Goodwill and other intangibles, net of accumulated amortization of
    $18,897 and $21,374.........................................................         128,115              131,952
Debt issuance costs, net of accumulated amortization of
    $3,184 and $3,905...........................................................           8,446                7,968
Other...........................................................................           2,888                2,252
                                                                                  ---------------        -------------
                                                                                  $      259,714        $     274,269
                                                                                  ===============        =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  ..............................................................  $       16,331        $      19,350
Income taxes payable............................................................             603                1,173
Advance from money transfer agent...............................................           1,000                1,000
Accrued expenses................................................................          21,429                9,233
Accrued interest payable........................................................           1,610                1,508
Revolving credit facilities.....................................................          49,578               71,525
10-7/8 % Senior Notes due 2006..................................................         109,190              109,190
Long term debt and subordinated notes payable...................................          20,378               20,190
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2000 and December 31, 2000.........................................               -                    -
Additional paid-in capital......................................................          50,957               50,957
Accumulated deficit.............................................................          (5,824)              (3,254)
Accumulated other comprehensive loss............................................          (5,538)              (6,603)
                                                                                  ---------------        -------------
    Total shareholder's equity..................................................          39,595               41,100
                                                                                  ---------------        -------------
                                                                                  $      259,714        $     274,269
                                                                                  ===============        =============

       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                      Three Months Ended                 Six Months Ended
                                                                         December 31,                      December 31,
                                                                -------------------------------- ----------------------------------
                                                                    1999               2000            1999              2000
                                                                -------------      -------------    ------------     --------------
Revenues .......................................................$   39,881        $    49,256       $    74,713      $      94,487

Store and regional expenses:
   Salaries and benefits........................................    11,479             14,513            21,718             27,985
   Occupancy....................................................     3,141              4,275             6,069              8,256
   Depreciation.................................................     1,068              1,477             1,952              2,845
   Other........................................................     9,246             13,080            16,475             23,642
                                                                -------------      -------------    ------------     --------------
Total store and regional expenses...............................    24,934             33,345            46,214             62,728
Corporate expenses..............................................     4,743              5,311             9,283             11,525
Loss on store closings and sales................................        27                 41                71                 75
Goodwill amortization...........................................     1,483              1,175             2,659              2,256
Other depreciation and amortization.............................       351                476               653                946
Interest expense (net of interest income of $42, $68,
   $61 and $142)................................................     4,246              5,233             8,416             10,193
Recapitalization costs and other non-recurring items............       133                  -               133                  -
                                                                -------------      -------------    ------------     --------------
Income before income taxes......................................     3,964              3,675             7,284              6,764
Income tax provision............................................     3,064              2,152             5,172              4,194
                                                                -------------      -------------    ------------     --------------
Net income .....................................................$      900        $     1,523       $     2,112      $       2,570
                                                                =============      =============    ============     ==============










              See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Six Months Ended
                                                                                                 December 31,
                                                                                   ------------------------------------------
                                                                                          1999                   2000
                                                                                   -------------------    -------------------
Cash flows from operating activities:
Net income .....................................................................$               2,112      $          2,570
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization..............................................                5,932                 6,744
     Loss on store closings and sales...........................................                   71                    75
     Noncash recapitalization costs.............................................                  133                     -
      Change in assets and liabilities (net of effect of acquisitions):
        Decrease (increase) in accounts receivable and income taxes
           receivable...........................................................                1,267                (5,868)
       (Increase) decrease in prepaid expenses and other........................                 (479)                  364
        Increase (decrease) in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable........................                  618                  (272)
                                                                                   -------------------    ------------------
Net cash provided by operating activities.......................................                9,654                 3,613
Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................              (21,258)              (17,110)
  Gross proceeds from sale of property and equipment............................                    -                   110
  Additions to property and equipment...........................................               (6,279)               (7,168)
                                                                                   -------------------    ------------------
Net cash used in investing activities...........................................              (27,537)              (24,168)
Cash flows from financing activities:
  Other debt payments...........................................................                 (866)                 (188)
  Net increase in revolving credit facilities...................................               20,404                21,947
  Proceeds from long term debt..................................................                1,893                     -
  Payment of debt issuance costs................................................                 (350)                 (247)
  Advances to officers..........................................................                  (64)                    -
  Net increase in due from parent...............................................               (1,120)                 (336)
                                                                                   -------------------    ------------------
Net cash provided by financing activities.......................................               19,897                21,176
Effect of exchange rate changes on cash and cash equivalents....................                  482                  (291)
                                                                                   -------------------    ------------------
Net increase in cash and cash equivalents.......................................                2,496                   330
Cash and cash equivalents at beginning of period................................               65,782                73,288
                                                                                   -------------------    ------------------
                                                                                    $          68,278      $         73,618
                                                                                   ===================    ==================

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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of December 31, 2000. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 1,001 (of which 637 are company owned) locations operating as Any Kind Check Cashing Centers(R), The Money Shop, Cash A Cheque, Cash Centres, Fastcash, Check Mart(R), Money Mart(R), and Loan Mart(R) in 17 states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, through a relationship with a bank, the Company's subsidiary moneymart.com(TM) originates short-term consumer loans through 528 independent agents in 21 states.

                          DOLLAR FINANCIAL GROUP, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the consolidating balance sheet at December 31, 2000, and the consolidating statements of operations and cash flows for the six month period ended December 31, 2000 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2000
                                 (In thousands)



                                                    Dollar           Domestic        Foreign
                                                    Financial        Subsidiary      Subsidiary
                                                    Group, Inc.      Guarantors      Guarantors      Eliminations      Consolidated
                                                    ------------    -------------    ------------    --------------    -------------
ASSETS
Cash and cash equivalents...........................$       788      $    44,134     $    28,696      $         -      $     73,618
Accounts receivable..................................    15,905            7,336           8,979          (12,325)           19,895
Income taxes receivable..............................       499              431               -             (930)                -
Prepaid expenses.....................................       620            1,776           3,583                -             5,979
Deferred income taxes................................       697               62               -                -               759
Notes receivable-officers............................     2,920                -               -                -             2,920
Due from affiliates..................................   111,065                -               -         (111,065)                -
Due from parent......................................     1,214                -               -                -             1,214
Property and equipment, net..........................     5,242           11,400          11,070                -            27,712
Goodwill and other intangibles, net..................         -           57,759          74,193                -           131,952
Debt issuance costs, net.............................     7,968                -               -                -             7,968
Investment in subsidiaries...........................    99,740            9,801           6,705         (116,246)                -
Other................................................       389              749           1,114                -             2,252
                                                    ------------    -------------    ------------    --------------    -------------
                                                    $   247,047      $   133,448     $   134,340      $  (240,566)     $    274,269
                                                    ============    =============    ============    ==============    =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable....................................$         -      $    12,140     $     7,210      $         -      $     19,350
Income taxes payable.................................         -                -           2,103             (930)            1,173
Advance from money transfer agent....................     1,000                -               -                -             1,000
Accrued expenses.....................................     3,725            1,415           4,093                -             9,233
Accrued interest payable.............................     1,508                -          12,325          (12,325)            1,508
Due to affiliates....................................         -           42,689          68,376         (111,065)                -
Revolving credit facilities..........................    66,300                -           5,225                -            71,525
10-7/8% Senior Notes due 2006........................   109,190                -               -                -           109,190
Long term debt and subordinated notes payable........    20,000                -             190                -            20,190
                                                    ------------    ------------     -------------   --------------    -------------
                                                        201,723           56,244          99,522         (124,320)          233,169


Shareholder's equity:
Common stock.........................................         -                -               -                -                -
Additional paid-in capital...........................    50,957           40,064          27,304          (67,368)          50,957
(Accumulated deficit) retained earnings..............    (3,254)          39,776           9,102          (48,878)          (3,254)
Accumulated other comprehensive loss.................    (2,379)          (2,636)         (1,588)                -          (6,603)
                                                    ------------    -------------    ------------    --------------    -------------
Total shareholder's equity...........................    45,324           77,204          34,818         (116,246)           41,100
                                                    ------------    -------------    ------------    --------------    -------------
                                                    $   247,047      $   133,448     $   134,340     $   (240,566)     $    274,269
                                                    ============    =============    ============    ==============    =============

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                       Six Months Ended December 31, 2000
                                 (In thousands)



                                                        Dollar          Domestic        Foreign
                                                        Financial       Subsidiary      Subsidiary
                                                        Group, Inc.     Guarantors      Guarantors     Eliminations     Consolidated
                                                        -----------     ------------    -----------    ------------     ------------
Revenues.............................................    $       -       $   55,928     $   38,559      $        -       $   94,487
Store and regional expenses:
   Salaries and benefits.............................            -           17,895         10,090               -           27,985
   Occupancy.........................................            -            5,351          2,905               -            8,256
   Depreciation......................................            -            1,489          1,356               -            2,845
   Other.............................................            -           15,797          7,845               -           23,642
                                                        -----------     ------------    -----------    ------------     ------------
Total store and regional expenses....................            -           40,532         22,196               -           62,728

Corporate expenses...................................        7,889                -          3,636               -           11,525
Management fees......................................       (6,536)           4,540          1,996               -                -
Loss on store closings and sales.....................           50                -             25               -               75
Goodwill amortization................................            -            1,105          1,151               -            2,256
Other depreciation and amortization..................          568              116            262               -              946
Interest expense.....................................        6,656                -          3,537               -           10,193
                                                        -----------     ------------    -----------    ------------     ------------

(Loss) income before income taxes ...................       (8,627)           9,635          5,756               -            6,764
Income tax (benefit) provision ......................       (4,070)           5,643          2,621               -            4,194
                                                        -----------     ------------    -----------    ------------     ------------

(Loss) income before equity in net income of
   subsidiaries......................................       (4,557)           3,992          3,135               -            2,570
Equity in net income of subsidiaries:
Domestic subsidiary guarantors.......................        3,992                -              -          (3,992)               -
Foreign subsidiary guarantors........................        3,135                -              -          (3,135)               -
                                                        -----------     ------------    -----------    ------------     ------------
Net income...........................................    $   2,570       $    3,992     $    3,135      $   (7,127)      $    2,570
                                                        ===========     ============    ===========    ============     ============

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                       Six Months Ended December 31, 2000
                                 (In thousands)



                                                         Dollar          Domestic       Foreign
                                                         Financial       Subsidiary     Subsidiary
                                                         Group, Inc.     Guarantors     Guarantors     Eliminations    Consolidated
                                                         -----------     -----------    -----------    ------------    -------------
Cash flows from operating activities:
Net income...........................................     $   2,570       $    3,992     $    3,135      $   (7,127)   $      2,570
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..........        (7,127)               -              -           7,127               -
       Depreciation and amortization.................         1,294            2,710          2,740               -           6,744
       Loss on store closings and sales..............            50                -             25               -              75
       Change in assets and liabilities (net of
        effect of acquisitions):
          Increase in accounts receivable and income
            taxes receivable.........................        (3,847)          (3,312)          (626)          1,917          (5,868)
          Decrease (increase) in prepaid expenses and
            and other................................           531             (238)            71               -             364
         (Decrease) increase in accounts payable,
            income  taxes payable, accrued expenses
            and accrued interest payable.............        (2,131)           2,710          1,066          (1,917)           (272)
                                                         -----------     -----------    -----------    ------------    -------------
Net cash (used in) provided by operating activities..        (8,660)           5,862          6,411               -           3,613

Cash flows from investing activities:
     Acquisitions, net of cash acquired..............             -           (2,750)       (14,360)              -         (17,110)
     Gross proceeds from sale of property and
        equipment....................................             -               -             110               -             110
     Additions to property and equipment.............        (1,508)          (3,382)        (2,278)              -          (7,168)
     Net increase in due from affiliates.............       (14,773)          (2,432)             -          17,205               -
                                                         -----------      -----------    -----------    ------------   -------------
Net cash used in investing activities................       (16,281)          (8,564)       (16,528)         17,205         (24,168)

Cash flows from financing activities:
     Other debt payments.............................             -                -           (188)              -            (188)
     Net increase (decrease) in revolving credit
        facilities...................................        23,800                -         (1,853)              -          21,947
     Payments of debt issuance costs.................          (247)               -              -               -            (247)
     Net increase in due from parent.................          (336)               -              -               -            (336)
     Net increase in due to affiliates...............             -            7,568          9,637         (17,205)              -
                                                         -----------     -----------    -----------    ------------    -------------
Net cash provided by financing activities............        23,217            7,568          7,596         (17,205)         21,176
Effect of exchange rate changes on cash and cash
     equivalents.....................................             -                -           (291)               -           (291)
                                                         -----------     -----------     -----------    ------------   -------------
Net (decrease) increase in cash and cash equivalents.        (1,724)           4,866         (2,812)              -             330
Cash and cash equivalents at beginning of period.....         2,512           39,268         31,508               -          73,288
                                                         -----------      -----------    -----------    ------------   -------------
Cash and cash equivalents at end of period...........      $    788       $   44,134     $   28,696      $        -     $    73,618
                                                         ===========      ===========    ===========    ============   =============

                          DOLLAR FINANCIAL GROUP, INC.

3.   COMPREHENSIVE INCOME

Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive income for the periods stated:

                                                      Three Months Ended                    Six Months Ended
                                                         December 31,                         December 31,
                                              -----------------------------------    -------------------------------
                                                      1999                 2000             1999              2000
                                              --------------      ---------------    ------------     --------------

Net income                                       $      900       $        1,523      $    2,112        $     2,570
Foreign currency translation adjustment               1,248                   25           1,862             (1,065)
                                              --------------      --------------   -------------     --------------

Total comprehensive income                       $    2,148         $      1,548      $    3,974        $     1,505
                                              ==============      ===============    ============     ==============

4.       GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                  United                           United
                                                  States          Canada           Kingdom           Total
                                              --------------- ---------------- ---------------- ----------------
As of and for the three months
   ended December 31, 1999

Identifiable assets                             $    129,040   $       59,837    $      45,535   $      234,412
Sales to unaffiliated customers                       23,800           10,099            5,982           39,881

Income before income taxes                             1,107            2,345              512            3,964
Income tax provision                                   2,210              713              141            3,064
                                              --------------- ---------------- ---------------- ----------------
Net (loss) income                               $     (1,103)  $        1,632    $         371   $          900
                                              =============== ================ ================ ================

For the six months ended
  December 31, 1999

Sales to unaffiliated customers                 $     45,343   $       19,238    $      10,132   $       74,713

Income before income taxes                             1,381            4,344            1,559            7,284
Income tax provision                                   3,447            1,285              440            5,172
                                              --------------- ---------------- ---------------- ----------------
Net (loss) income                               $     (2,066)  $        3,059    $       1,119   $        2,112
                                              =============== ================ ================ ================

As of and for the three months
ended December 31, 2000

Identifiable assets                             $    146,634  $        68,785    $      58,850   $      274,269
Sales to unaffiliated customers                       29,795           12,309            7,152           49,256

Income (loss) before income taxes                      1,156            2,811             (292)           3,675
Income tax provision                                     834            1,181              137            2,152
                                              --------------- ---------------- ---------------- ----------------
Net income (loss)                               $        322  $         1,630    $        (429)  $        1,523
                                              =============== ================ ================ ================

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


4.       GEOGRAPHIC SEGMENT INFORMATION (continued)

                                                  United                           United
                                                  States          Canada           Kingdom           Total
                                              --------------- ---------------- ---------------- ----------------
For the six months ended
  December 31, 2000

Sales to unaffiliated customers                 $     55,928   $       24,382    $      14,177   $       94,487

Income before income taxes                             1,008            5,293              463            6,764
Income tax provision                                   1,573            2,328              293            4,194
                                              --------------- ---------------- ---------------- ----------------
Net (loss) income                               $       (565)  $        2,965    $         170   $        2,570
                                              =============== ================ ================ ================


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

On July 7, 1999, the Company purchased all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operated 44 company owned stores in the United Kingdom. The initial purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and $1.9 million of the Company's Senior Subordinated Notes. The excess of the purchase price over the fair value of identifiable net assets acquired was $8.2 million. Additional consideration of $9.7 million was paid in fiscal 2001 based upon a profit-based earn-out agreement.

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

On August 1, 2000, the Company purchased all of the outstanding shares of West Coast Chequing Centres, LTD ("WCCC") which operated six stores in British Columbia. The aggregate purchase price for this acquisition was

                          DOLLAR FINANCIAL GROUP, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

5.       ACQUISITIONS (Continued)

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

On August 28, 2000, the Company purchased primarily all of the assets of Ram-Dur Enterprises, Inc., d/b/a AAA Check Cashing Centers ("AAA"), which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million.

On December 5, 2000, the Company purchased all of the outstanding shares of Fastcash Ltd. ("FCL"), which operated 13 company owned stores and 27 franchises in The United Kingdom. The aggregate purchase price for this acquisition was $3.1 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.8 million based on future levels of profitability.

The following unaudited pro forma information for the six months ended December 31, 1999 and 2000 presents the results of operations as if the Acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect the amortization of intangible assets arising from the Acquisitions, increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of the Acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                  Three Months Ended                  Six Months Ended
                                                     December 31,                       December 31,
                                                      (Unaudited)                       (Unaudited)
                                              ----------------------------    ---------------------------------
                                                 1999            2000             1999               2000
                                              ------------    ------------    -------------     ---------------
                                                (dollars in thousands)             (dollars in thousands)

Revenues                                    $    43,611      $    49,761     $    82,368        $      96,072
Net income                                  $     1,173      $     1,531     $     2,352        $       2,573



6.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. Precautions have been taken by the Company should certain exchange rates shift. For the United Kingdom subsidiary, put options with a notional value of 7.0 million British Pounds were purchased to protect quarterly earnings in the United Kingdom against foreign exchange fluctuations in fiscal year 2001. Each contract has a strike price of initially 5% out of the money at the date of acquisition and each contract was out of the money at December 31, 2000. The loss recognized in earnings for the three and six months ended was minimal.

Out of the money put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. This strategy will continually be evaluated as to its effectiveness and suitability to the Company.

                          DOLLAR FINANCIAL GROUP, INC.

                          SUPPLEMENTAL STATISTICAL DATA

                                                                       December 31,
Company Operating Data:                                           1999            2000
                                                               -----------    --------------

Number of Locations:
   Company-Owned.........................................             456               637
   Franchised Stores and Check Cashing Agents............             314               364
                                                                      ---               ---

Total....................................................             770             1,001
                                                                      ===             =====




                                                                    Three Months Ended              Six Months Ended
                                                                       December 31,                   December 31,
                                                               ----------------------------    --------------------------
Operating Data:                                                   1999             2000          1999            2000
                                                               -----------      -----------    ----------     -----------

Face amount of checks cashed (in millions)...............      $      648       $      776     $    1,260     $    1,537
Face amount of average check.............................      $      320       $      324     $      319     $      329
Face amount of average check (excluding Canada and the
    United Kingdom)......................................      $      342       $      366     $      342     $      366
Average fee per check....................................      $    11.47       $    10.73     $    11.22     $    10.92
Number of checks cashed (in thousands)...................           2,026            2,396          3,953          4,675
Adjusted EBITDA1  .......................................      $   11,168       $   12,037     $   20,999     $   23,283
Adjusted EBITDA Margin1..................................           28.0%            24.4%          28.1%           24.6%



                                                                  Three Months Ended            Six Months Ended
                                                                     December 31,                 December 31,
                                                               ------------------------- -------------------------------
Collections Data:                                                 1999          2000            1999             2000
                                                               -----------    ----------     -----------       ---------

Face amount of returned checks (in thousands)............      $    5,668     $   6,670      $   10,722     $    13,384
Collections (in thousands)...............................           4,039         4,488           7,677           9,358
                                                                  --------        ------        --------       ---------
Net write-offs (in thousands)............................      $    1,629     $   2,182      $    3,045     $     4,026
                                                                  ========        ======        ========       =========

Collections as a percentage of
   returned checks.......................................            71.3%          67.3%          71.6%           69.9%
Net write-offs as a percentage of
   check cashing revenues................................             7.0%           8.5%           6.8%            7.9%
Net write-offs as a percentage of the
   face amount of checks cashed..........................            0.25%          0.28%          0.24%           0.26%

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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of December 31, 2000 and the results of operations for the three and six months ended December 31, 2000 and 1999. The results for the three and six months ended December 31, 2000 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

Acquisitions

On July 7, 1999, the Company purchased all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operated 44 company owned stores in the United Kingdom. The initial purchase price for this acquisition was approximately $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and $1.9 million of the Company's Senior Subordinated Notes due 2006 ("Senior Subordinated Notes"). The excess of the purchase price over the fair value of identifiable net assets acquired was $8.2 million. Additional consideration of $9.7 million was paid in fiscal 2001 based upon a profit-based earn-out agreement.

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

On August 28, 2000, the Company purchased primarily all of the assets of Ram-Dur Enterprises, Inc., d/b/a AAA Check Cashing Centers ("AAA"), which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million.

On December 5, 2000, the Company purchased all of the outstanding shares of Fastcash Ltd. ("FCL"), which operated 13 company owned stores and 27 franchises in The United Kingdom. The aggregate purchase price for this acquisition was $3.1 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.8 million based on future levels of profitability.

All of the acquisitions described above (collectively, the "Acquisitions") have been accounted for under the purchase method of accounting. Therefore, the historical results of operations include the revenues and expenses of all the acquired companies since their respective dates of acquisition.

RESULTS OF OPERATIONS

Revenue Analysis

                                         Three Months Ended December 31,                     Six Months Ended December 31,
                                                                (Percentage of                                     (Percentage of
                                    ($ in thousands)            Total Revenue)          ($ in thousands)           Total Revenue)
                                 -----------------------     ---------------------   ----------------------    ---------------------
                                   1999         2000         1999         2000         1999         2000        1999        2000
                                 ---------    ---------     --------     --------    ---------    ---------    --------    --------


Check cashing.................... $23,431      $25,715      58.8%        52.2%        $44,531      $51,068        59.6%       54.0%
Cash`Til  Payday(R) origination
   fees..........................   7,720       15,526      19.4         31.5          14,029       27,206        18.8        28.8
Government services..............   1,600        1,463       4.0          3.0           3,240        3,026         4.3         3.2
Money transfer fees..............   1,832        2,274       4.6          4.6           3,649        4,451         4.9         4.7
Other revenue....................   5,298        4,278      13.2          8.7           9,264        8,736        12.4         9.3
                                 ---------    ---------    --------     ---------    ----------    ---------    --------    --------
Total revenue.................... $39,881      $49,256     100.0%       100.0%        $74,713      $94,487       100.0%      100.0%
                                 =========    =========    ========     =========    ==========    =========    ========    ========





QUARTER COMPARISON

Total revenues were $49.3 million for the three months ended December 31, 2000 compared to $39.9 million for the three months ended December 31, 1999, an increase of $9.4 million or 23.6%. The Acquisitions and new store openings accounted for an increase of $4.8 million and $3.1 million, respectively.

Comparable retail store sales at those locations owned by the Company for the entire period increased $2.6 million or 7.2%. Check cashing revenue decreased 7.0% and Cash `Til Payday(R) origination fees increased 58.5%. The increase in Cash `Til Payday(R) origination fees resulted primarily from improvements in product design. Partially offsetting this increase, however, was a 6.9% and 5.6% decline in revenues from government services and other revenue, respectively.

SIX MONTH COMPARISON

Total revenues were $94.5 million for the six months ended December 31, 2000 compared to $74.7 million for the six months ended December 31, 1999, an increase of $19.8 million or 26.5%. The Acquisitions and new store openings accounted for an increase of $9.0 million and $5.1 million, respectively.

Comparable retail store sales at those locations owned by the Company for the entire period increased $5.1 million or 8.3%. Check cashing revenue decreased 4.4%, Cash `Til Payday(R) origination fees increased 53.7% and other revenues decreased 1.2%. The increase in Cash `Til Payday(R) origination fees resulted primarily from improvements in product design. Partially offsetting this increase, however, was a 12.2% decline in revenues from government services.

Store and Regional Expense Analysis

                                      Three Months Ended December 31,                      Six Months Ended December 31,
                                                          (Percentage of                                        (Percentage of
                                ($ in thousands)          total revenue)            ($ in thousands)            total revenue)
                             -----------------------    --------------------     -----------------------    ------------------------
                               1999          2000        1999         2000         1999          2000         1999           2000
                             ----------    ---------    --------     -------     ----------    ---------    ---------      ---------


Salaries and benefits ......  $11,479       $14,513      28.8%        29.5%        $21,718       $27,985      29.1%          29.6%
Occupancy...................    3,141         4,275       7.9          8.7           6,069         8,256       8.1            8.7
Depreciation................    1,068         1,477       2.7          3.0           1,952         2,845       2.6            3.0
Other.......................    9,246        13,080      23.2         26.6          16,475        23,642      22.1           25.0
                             ---------    ----------    --------     -------     ---------     ---------    ---------      ---------
Total store and regional
   expenses.................  $24,934       $33,345      62.6%        67.8%        $46,214       $62,728      61.9%          66.3%
                             =========    ==========    ========     =======     =========     =========    =========      =========






QUARTER COMPARISON

Store and regional expenses were $33.3 million for the three months ended December 31, 2000 compared to $24.9 million for the three months ended December 31, 1999, an increase of $8.4 million or 33.7%. The Acquisitions accounted for an increase of $4.3 million and new store openings resulted in an increase of $4.2 million. For the three months ended December 31, 2000 total store and regional expenses increased to 67.8% of total revenue compared to 62.6% of total revenue for the three months ended December 31, 1999 due to increased start-up costs associated with new store openings.

SIX MONTH COMPARISON

Store and regional expenses were $62.7 million for the six months ended December 31, 2000 compared to $46.2 million for the six months ended December 31, 1999, an increase of $16.5 million or 35.7%. Store and regional expenses associated with the Acquisitions were $7.3 million and new store openings accounted for an increase of $7.1 million. For the six months ended December 31, 1999 total store and regional expenses increased to $66.3% of total revenue compared to 61.9% of total revenue due to increased start-up costs associated with new store openings.

Other Expense Analysis

                                           Three Months Ended December 31,                   Six Months Ended December 31,
                                    ($ in thousands)          (Percentage of          ($ in thousands)          (Percentage of
                                                                 revenues)                                         revenues)
                                   -------------------     ----------------------    --------------------    ----------------------
                                    1999        2000        1999         2000        1999         2000        1999          2000
                                   -------     -------     -------     ---------    --------    ---------    --------      --------


Corporate expenses................ $4,743      $5,311      11.9%        10.8%        $9,283      $11,525       12.4%        12.2%
Loss on store closings
   and sales......................     27          41       0.1          0.1             71           75        0.1          0.1
Goodwill amortization.............  1,483       1,175       3.7          2.4          2,659        2,256        3.6          2.4
Other depreciation and
   amortization...................    351         476       0.9          1.0            653          946        0.9          1.0
Interest expense..................  4,246       5,233      10.6         10.6          8,416       10,193       11.3         10.8
Recapitalization  costs and other
   non-recurring items............    133           -       0.3          0.0            133            -        0.2          0.0
Income tax provision..............  3,064       2,152       7.7          4.4          5,172        4,194        6.9          4.4



QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $5.3 million for the three months ended December 31, 2000 compared to $4.7 million for the three months ended December 31, 1999, an increase of $600,000 or 12.8%. Additional costs have been incurred as a result of the Acquisitions and the opening of new stores.

Goodwill Amortization

For the three months ended December 31, 2000, goodwill amortization was $1.2 million compared to $1.5 million for the three months ended December 31, 1999, a decrease of $300,000 . The decrease is due to the completion of the accelerated amortization of the remaining goodwill associated with the pending expiration of the Company's government services lines of business, partially offset by the goodwill associated with the Acquisitions.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $500,000 and $400,000 for the three months ended December 31, 2000 and 1999, respectively, an increase of $100,000. The increase is the result of non-store and regional depreciation related to the Acquisitions.

Interest Expense

Interest expense was $5.2 million for the three months ended December 31, 2000 and was $4.2 million for the three months ended December 31, 1999, an increase of $1.0 million or 23.8%. This increase is primarily attributable to the increase in borrowings under the Company's revolving credit facilities to fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology and the increase in the borrowing rates of the Company's revolving credit facilities.

Recapitalization Costs and Other Non-recurring Items

During the three months ended December 31, 1999, the Company, which is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings") made a subsequent adjustment of $133,000 for the recapitalization of Holdings.

Income Taxes

The provision for income taxes was $2.2 million for the three months ended December 31, 2000 compared to $3.1 million for the three months ended December 31, 1999, a decrease of $900,000. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

SIX MONTH COMPARISON

Corporate Expenses

Corporate expenses were $11.5 million for the six months ended December 31, 2000 compared to $9.3 million for the six months ended December 31, 1999, an increase of $2.2 million or 23.7%. Additional costs have been incurred as a result of the Acquisitions and the opening of new stores.

Goodwill Amortization

For the six months ended December 31, 2000 and 1999, goodwill amortization was $2.3 million and $2.7 million, respectively, a decrease of $400,000. The decrease is due to the completion of the accelerated amortization of the remaining goodwill associated with the pending expiration of the Company's government services lines of business, partially offset by the goodwill associated with the Acquisitions.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $900,000 and $700,000 for the six months ended December 31, 2000 and 1999, respectively, an increase of $200,000. The increase is the result of non-store and regional depreciation related to the Acquisitions.

Interest Expense

Interest expense was $10.2 million for the six months ended December 31, 2000 and was $8.4 million for the six months ended December 31, 1999, an increase of $1.8 million or 21.4%. This increase is primarily attributable to the increase in borrowings under the Company's revolving credit facilities to fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology and the increase in the borrowing rates of the Company's revolving credit facilities.

Recapitalization and Other Non-recurring Items

During the three months ended December 31, 1999, the Company, which is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings") made a subsequent adjustment of $133,000 for the recapitalization of Holdings.

Income Taxes

The provision for income taxes was $4.2 million for the six months ended December 31, 2000 compared to $5.2 million for the six months ended December 31, 1999, a decrease of $1.0 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to state taxes, foreign taxes and non-deductible goodwill amortization.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2000, cash and cash equivalents increased
$300,000. Revolving credit facilities increased $21.9 million due to the acquisitions of WCCC, F&F, AAA and FCL, the payment of additional consideration for CAC and the purchases of property and equipment totaling $7.2 million. Net cash generated by operations totaled $3.6 million.

During the six months ended December 31, 2000, accounts receivable increased by $6.8 million. Accounts receivable is affected by the timing of payments received on the remaining government contracts, increases in outstanding consumer loans funded by the Company's foreign subsidiaries as well as timing of settlement payments related to the Company's Cash `Til Payday product.

Accrued expenses, during the six months ended December 31, 2000, decreased due to the payment of additional consideration of $9.7 million for CAC, which was recorded as of June 30, 2000.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance loan store expansion. For the six months ended December 31, 2000 and 1999, the Company had net cash provided by operating activities of $3.6 million and $9.7 million, respectively, for purchases of property and equipment related to existing stores, recently acquired and opened stores, investments in technology and acquisitions. The decrease in net cash provided by operations was primarily the result of increases in accounts receivable due to the timing of payments received on the Company's remaining government contracts, increases in outstanding consumer loans funded by the Company's foreign subsidiaries as well as timing of settlement payments related to the Company's Cash `Til Payday product. For the six months ended December 31, 2000, the Company had made capital expenditures of $7.2 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $14.0 million during its fiscal year ending June 30, 2001, for remodeling and relocation of certain existing stores and for opening new stores.

During the quarter, the Company negotiated and executed an amendment to its credit facility providing for an increase in the facility of $15 million up to $85 million with the same terms and conditions. The increase in the credit facility will be used primarily to fund the working capital needs of the acquisitions and new stores. The borrowings under the revolving credit facility as of December 31, 2000 were $66.3 million. The Senior Notes due 2006 ("Senior Notes"), Senior Subordinated Notes and the revolving credit facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has an overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.7 million, of which $500,000 was outstanding as of December 31, 2000. For the Company's United Kingdom operations, the Company also has an overdraft facility which provides for a commitment of up to approximately $7.5 million of which $4.7 million was outstanding as of December 31, 2000. The overdraft facility is secured by an $8.0 million letter of credit issued by Wells Fargo Bank under the revolving credit facility.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material changes to Part II, Item 1 of the Registrant's Statement on Form 10Q filed November 14, 2000.

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


                                                 DOLLAR FINANCIAL GROUP, INC.


Dated:  February 14, 2001                   *By:      /s/ Richard S. Dorfman
                                           ------------------------------------
Name:  Richard S. Dorfman
                                           Title:  Executive Vice President and
                                                   Chief Financial Officer,
                                                   (principal financial and
                                                   chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.