Form 10-Q
period 2001-03-31
DOLLAR FINANCIAL GROUP INC
filed 2001-05-15
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2001

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2001, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                       Page No.

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2000
         and March 31, 2001 (unaudited)..............................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three and Nine
         Months Ended March 31, 2000 and 2001........................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2000 and 2001...............................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    15

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    24

Item 2.  Changes in Securities and Use of Proceeds...................................................    24

Item 3.  Defaults Upon Senior Securities.............................................................    24

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    24

Item 5.  Other Information...........................................................................    24

Item 6.  Exhibits and Reports on Form 8-K............................................................    24

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                    June 30,                   March 31,
                                                                                      2000                       2001
                                                                                ----------------           ----------------
ASSETS                                                                                                          (unaudited)

Cash and cash equivalents.......................................................$      73,288        $            62,053
Accounts receivable.............................................................       13,134                     21,149
Prepaid expenses................................................................        5,661                      6,245
Deferred income taxes...........................................................          759                        759
Notes receivable - officers.....................................................        2,920                      2,920
Due from parent.................................................................          878                      1,359
Property and equipment, net of accumulated depreciation
    of $15,094 and $20,012......................................................       23,625                     28,501
Goodwill and other intangibles, net of accumulated
    amortization of $18,897 and $22,303.........................................      128,115                    127,356
Debt issuance costs, net of accumulated amortization of
    $3,184 and $4,271...........................................................        8,446                      7,595
Other...........................................................................        2,888                      2,117
                                                                                ----------------           ----------------
                                                                                $     259,714              $     260,054
                                                                                ================           ================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable................................................................$      16,331              $      16,440
Income taxes payable............................................................          603                      4,897
Advance from money transfer agent...............................................        1,000                          -
Accrued expenses................................................................       21,429                      7,659
Accrued interest payable........................................................        1,610                      5,048
Revolving credit facilities.....................................................       49,578                     57,588
10-7/8 % Senior Notes due 2006..................................................      109,190                    109,190
Long term debt and subordinated notes payable...................................       20,378                     20,178
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2000 and March 31, 2001............................................            -                          -
Additional paid-in capital......................................................       50,957                     50,957
Accumulated deficit.............................................................       (5,824)                      (791)
Accumulated other comprehensive loss............................................       (5,538)                   (11,112)
                                                                                ----------------           ----------------
    Total shareholder's equity..................................................       39,595                     39,054
                                                                                ----------------           ----------------
                                                                                $     259,714              $     260,054
                                                                                ================           ================


     See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                         Three Months Ended                   Nine Months Ended
                                                                              March 31,                           March 31,
                                                                   --------------------------------     ----------------------------

                                                                        2000              2001              2000            2001
                                                                   -------------      -------------     ------------    ------------

Revenues ..........................................................$      46,199      $     53,128      $    120,912     $   147,615

Store and regional expenses:
   Salaries and benefits...........................................       12,578            15,147            34,296          43,132
   Occupancy.......................................................        3,163             4,401             9,232          12,657
   Depreciation....................................................        1,131             1,492             3,083           4,337
   Other...........................................................        9,898            10,567            26,373          34,209
                                                                   -------------      ------------      ------------    ------------
Total store and regional expenses..................................       26,770            31,607            72,984          94,335
Corporate expenses.................................................        5,643             5,838            14,927          17,363
Loss on store closings and sales...................................           34               624               105             699
Goodwill amortization..............................................        1,459             1,177             4,118           3,433
Other depreciation and amortization................................          358               458             1,011           1,404
Interest expense  (net of interest income of $8, $77, $69
  and $218)........................................................        4,650             5,208            13,066          15,401
Recapitalization costs and other non-recurring items...............            -                 -               133               -
                                                                   -------------      ------------      ------------    ------------

Income before income taxes.........................................        7,285             8,216            14,568          14,980
Income tax provision...............................................        3,430             5,753             8,601           9,947
                                                                   -------------      ------------      -------------   ------------
Net income.........................................................  $     3,855      $      2,463       $     5,967     $     5,033
                                                                   =============      ============      =============   ============





     See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                   -------------------------------------
                                                                                        2000                  2001
                                                                                   ----------------       --------------
Cash flows from operating activities:
Net income......................................................................     $       5,967          $     5,033
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization.............................................             9,239               10,268
      Loss on store closings and sales..........................................               105                  699
      Noncash recapitalization costs............................................               133                    -
      Deferred tax benefit......................................................               (62)                   -
      Change in assets and liabilities (net of effect of acquisitions):
         Increase in accounts receivable and income taxes receivable............              (402)              (8,034)
         Increase in prepaid expenses and other.................................            (1,346)                 (26)
         Increase in accounts payable, income taxes payable, accrued
           expenses and accrued interest payable................................             6,988                3,723
                                                                                   ----------------       --------------
Net cash provided by operating activities.......................................            20,622               11,663
Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................           (29,355)             (17,755)
  Gross proceeds from sale of property and equipment............................                 -                  110
  Additions to property and equipment...........................................            (9,748)             (10,167)
                                                                                   ----------------       --------------
Net cash used in investing activities...........................................           (39,103)             (27,812)
Cash flows from financing activities:
  Other debt payments ..........................................................              (953)                (228)
  Repayment of advance from money transfer agent................................            (1,000)              (1,000)
  Net increase in revolving credit facilities...................................            30,627                8,010
  Proceeds from long term debt..................................................             1,893                    -
  Payment of debt issuance costs................................................              (381)                (248)
  Advances to officers..........................................................               (64)                   -
  Net increase in due to parent.................................................            (1,288)                (481)
                                                                                   ----------------       --------------
Net cash provided by financing activities.......................................            28,834                6,053
Effect of exchange rate changes on cash and cash equivalents....................               263               (1,139)
                                                                                   ----------------       --------------
Net increase (decrease) in cash and cash equivalents............................            10,616              (11,235)
Cash and cash equivalents at beginning of period................................            65,782               73,288
                                                                                   ----------------       --------------
Cash and cash equivalents at end of period......................................    $       76,398         $     62,053
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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of March 31, 2001. The Company, through its subsidiaries, provides retail financial and government contractual services to the general public through a network of 976 (of which 631 are company owned) locations operating as Any Kind Check Cashing Centers(R), Cash A Cheque, Cash Centres, Check Mart(R), Fast Cash, Money Mart(R), The Money Shop and Loan Mart(R) in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, through a relationship with a bank, the Company's subsidiary moneymart.com, originates short-term consumer loans through 291 independent agents in 22 states.

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the consolidating balance sheet at March 31, 2001, and the consolidating statement of operations and cash flows for the nine month period ended March 31, 2001 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                           CONSOLIDATING BALANCE SHEET
                                 March 31, 2001
                                 (In thousands)



                                                     Dollar          Domestic         Foreign
                                                    Financial       Subsidiary      Subsidiary
                                                   Group, Inc.      Guarantors      Guarantors      Eliminations      Consolidated
                                                   ------------    -------------    ------------    --------------    ------------
ASSETS

Cash and cash equivalents..........................$     4,214     $     31,996     $    25,843     $                 $    62,053
Accounts receivable.................................    21,286            2,495           9,869          (12,501)          21,149
Income taxes receivable.............................         -              481               -             (481)               -
Prepaid expenses....................................       757            2,152           3,336                             6,245
Deferred income taxes...............................       697               62               -                               759
Notes receivable-officers...........................     2,920                -               -                             2,920
Due from affiliates.................................    89,671                -               -          (89,671)               -
Due from parent.....................................     1,359                -               -                             1,359
Property and equipment, net.........................     5,478           12,036          10,987                            28,501
Goodwill and other intangibles, net.................         -           57,405          69,951                           127,356
Debt issuance costs, net............................     7,595                -               -                             7,595
Investment in subsidiaries..........................   104,027            9,801           6,705         (120,533)               -
Other...............................................       337              666           1,114                             2,117
                                                   ------------    -------------    ------------    --------------    ------------
                                                   $   238,341     $    117,094     $   127,805     $   (223,186)     $   260,054
                                                   ============    =============    ============    ==============    ============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable...................................$         -     $    11,488      $     4,952     $                 $    16,440
Income taxes payable................................     3,688               -            1,690             (481)           4,897
Accrued expenses....................................     2,374           2,431            2,854                             7,659
Accrued interest payable............................     5,048               -           12,501          (12,501)           5,048
Due to affiliates...................................         -          24,976           64,695          (89,671)               -
Revolving credit facilities.........................    51,500               -            6,088                            57,588
10-7/8% Senior Notes due 2006.......................   109,190               -                -                           109,190
Long term debt and subordinated notes payable.......    20,000               -              178                            20,178
                                                   ------------    -------------    ------------    --------------    ------------

                                                       191,800          38,895           92,958         (102,653)         221,000


Shareholder's equity:
Common stock........................................         -               -                -                                 -
Additional paid-in capital..........................    50,957          40,064           27,304          (67,368)          50,957
(Accumulated deficit) retained earnings.............      (791)         42,733           10,432          (53,165)            (791)
Accumulated other comprehensive loss................    (3,625)         (4,598)          (2,889)                          (11,112)
                                                   ------------    ------------     ------------    --------------    ------------
Total shareholder's equity..........................    46,541          78,199           34,847         (120,533)          39,054
                                                   ------------    ------------     ------------    --------------    ------------
                                                   $   238,341     $   117,094      $   127,805     $   (223,186)     $   260,054
                                                   ============    ============     ============    ==============    ============

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Nine Months Ended March 31, 2001
                                 (In thousands)



                                                          Dollar        Domestic        Foreign
                                                         Financial     Subsidiary      Subsidiary
                                                        Group, Inc.    Guarantors      Guarantors      Eliminations    Consolidated
                                                        ------------   ------------    -----------     -----------     ------------

Revenues.............................................   $         -    $    89,395     $   58,220      $        -      $   147,615
Store and regional expenses:
   Salaries and benefits.............................             -         27,636         15,496               -           43,132
   Occupancy.........................................             -          8,203          4,454               -           12,657
   Depreciation......................................             -          2,240          2,097               -            4,337
   Other.............................................             -         22,214         11,995               -           34,209
                                                        ------------   ------------    -----------     -----------     ------------
Total store and regional expenses....................             -         60,293         34,042               -           94,335

Corporate expenses...................................        12,068              -          5,295               -           17,363
Management fees......................................       (12,749)         9,772          2,977               -                -
Loss on store closings and sales.....................            75            593             31               -              699
Goodwill amortization................................             -          1,650          1,783               -            3,433
Other depreciation and amortization..................           846            176            382               -            1,404
Interest expense.....................................        10,221            (25)         5,205               -           15,401
                                                        ------------   ------------     -----------    -----------     ------------


(Loss) income before income taxes ...................       (10,461)        16,936          8,505               -           14,980
Income tax (benefit) provision ......................        (4,080)         9,987          4,040               -            9,947
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before equity in net income of                 (6,381)         6,949          4,465               -            5,033
subsidiaries.........................................
Equity in net income of subsidiaries:
Domestic subsidiary guarantors.......................         6,949              -              -         (6,949)                -
Foreign subsidiary guarantors........................         4,465              -              -         (4,465)                -
                                                        ------------   ------------    -----------     -----------     ------------
Net income...........................................   $     5,033    $     6,949     $    4,465      $  (11,414)     $     5,033
                                                        ============   ============    ===========     ===========     ============

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Nine Months Ended March 31, 2001
                                 (In thousands)



                                                      Dollar         Domestic        Foreign
                                                     Financial      Subsidiary     Subsidiary
                                                    Group, Inc.     Guarantors     Guarantors        Eliminations     Consolidated
                                                    ------------    -----------    ------------      -------------    --------------
Cash flows from operating activities:
Net income.........................................  $    5,033    $     6,949     $     4,465       $   (11,414)     $       5,033
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Undistributed income of subsidiaries...........     (11,414)            -               -             11,414                 -
    Depreciation and amortization..................       1,945          4,065           4,258                 -             10,268
    Loss  on store closings and sales..............          75            593              31                 -                699
    Change in assets and liabilities (net of
    effect of acquisitions):
        (Increase) decrease in accounts receivable
         and income taxes receivable...............      (8,729)         1,479          (1,948)            1,164             (8,034)
        Decrease (increase) in prepaid expenses
         and other.................................         459           (525)             40                 -                (26)
        Increase (decrease) in accounts
         payable,  income  taxes payable, accrued
         expenses and accrued interest payable......      3,688          2,569          (1,370)           (1,164)             3,723
                                                    ------------    -----------    ------------      -------------    --------------
Net cash (used in) provided by operating activities.     (8,943)        15,130           5,476                 -             11,663

Cash flows from investing activities:
     Acquisitions, net of cash acquired.............         -          (3,267)        (14,488)                -            (17,755)
     Gross proceeds from sale of property and
      equipment.....................................         -               -             110                 -                110
     Additions to property and equipment............     (1,921)        (4,652)         (3,594)                -            (10,167)
     Net decrease (increase) in due from affiliates.      5,295         (2,432)              -            (2,863)                 -
                                                    ------------    -----------    ------------      -------------    --------------
Net cash provided by (used in) investing activities.      3,374        (10,351)        (17,972)           (2,863)           (27,812)

Cash flows from financing activities:
     Other debt payments............................          -              -            (228)                -               (228)
     Repayment of advance from money transfer agent.     (1,000)             -               -                 -             (1,000)
     Net increase (decrease) in revolving credit
      facilities....................................      9,000              -            (990)                -              8,010
     Payments of debt issuance costs................       (248)             -               -                 -               (248)
     Net increase in due from parent................       (481)             -               -                 -               (481)
     Net (decrease) increase in due to affiliates...          -        (12,051)          9,188             2,863                  -
                                                    ------------    -----------    ------------      -------------    --------------
     Net cash provided by (used in) financing
      activities....................................      7,271        (12,051)          7,970             2,863              6,053

Effect of exchange rate changes on cash and cash
     equivalents....................................          -              -          (1,139)                -             (1,139)
                                                    ------------    -----------    ------------      -------------    --------------
Net increase (decrease) in cash and cash
equivalents.........................................      1,702         (7,272)         (5,665)                -            (11,235)
Cash and cash equivalents at beginning of period....      2,512         39,268          31,508                 -             73,288
                                                    ------------    -----------    ------------      -------------    --------------
Cash and cash equivalents at end of period.......... $    4,214    $    31,996     $    25,843       $         -      $      62,053
                                                    ============    ===========    ============      =============    ==============

                          DOLLAR FINANCIAL GROUP, INC.

3.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive income (loss) for the periods stated:

                                                    Three Months Ended                        Nine Months Ended
                                                        March 31,                                 March 31,
                                             ---------------------------------          ------------------------------
                                                  2000              2001                   2000              2001
                                             ---------------    --------------          ------------      ------------

Net income                                   $       3,855     $       2,463           $     5,967       $     5,033
Foreign currency translation adjustment             (1,731)           (4,509)                  131            (5,574)
                                             ---------------    --------------          ------------      ------------

Total comprehensive income (loss)            $       2,124     $     (2,046)           $     6,098       $      (541)
                                             ===============    ==============          ============      ============


4. GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                                United                        United
                                                                States          Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------
As of and for the three months
   ended March 31, 2000

Identifiable assets                                     $        136,761  $     69,326  $      46,607  $      252,694
Sales to unaffiliated customers                                   29,961         9,731          6,507          46,199

Income before income taxes                                         4,859         1,820            606           7,285
Income tax  provision                                              1,982           721            727           3,430
                                                        ----------------- ------------- -------------- ---------------
Net income (loss)                                       $          2,877  $      1,099  $        (121) $        3,855
                                                        ================= ============= ============== ===============

For the nine months ended March 31, 2000

Sales to unaffiliated customers                         $         75,304  $     28,969  $      16,639  $      120,912

Income before income taxes                                         6,239         6,164          2,165          14,568
Income tax provision                                               5,428         2,006          1,167           8,601
                                                         ----------------- ------------- -------------- ---------------
Net income                                              $            811  $      4,158  $         998  $        5,967
                                                        ================= ============= ============== ===============

                          DOLLAR FINANCIAL GROUP, INC.

                                                              United                         United
                                                              States          Canada         Kingdom         Total
                                                       ---------------- -------------- -------------- ---------------
As of and for the three months
   ended March 31, 2001

Identifiable assets                                    $       138,955  $      66,269  $      54,830  $      260,054
Sales to unaffiliated customers                                 33,467         12,169          7,492          53,128

Income before income taxes                                       5,467          2,671             78           8,216
Income tax provision                                             4,334          1,179            240           5,753
                                                       ---------------- -------------- -------------- ---------------
Net income (loss)                                      $         1,133  $       1,492  $        (162) $        2,463
                                                       ================ ============== ============== ===============

For the nine months ended March 31, 2001

Sales to unaffiliated customers                        $        89,395  $      36,551  $      21,669  $      147,615

Income before income taxes                                       6,475          7,964            541          14,980
Income tax provision                                             5,907          3,507            533           9,947
                                                       ---------------- -------------- -------------- ---------------
Net income                                             $           568  $       4,457  $           8  $        5,033
                                                       ================ ============== ============== ===============

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

On February 10, 2000, the Company purchased primarily all of the assets of CheckStop, Inc. ("CheckStop"), which was a short-term loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. Additional consideration of $250,000 was paid during the nine months ended March 31, 2001 based upon a future results of operations earn-out agreement.

                          DOLLAR FINANCIAL GROUP, INC.

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

The following unaudited pro forma information for the three months and nine months ended March 31, 2000 and 2001 presents the results of operations as if the Acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect the amortization of intangible assets arising from the Acquisitions, increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of the Acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                   Three Months Ended                  Nine Months Ended
                                                        March 31,                          March 31,
                                                       (Unaudited)                        (Unaudited)
                                                  2000            2001                2000           2001
                                             ------------    ------------       -------------- --------------
                                                 (dollars in thousands)              (dollars in thousands)

Revenues                                     $    47,949      $    53,128       $     130,145  $     149,200
Net income                                         3,873            2,463               6,015          5,043



6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. Precautions have been taken by the Company should certain exchange rates shift. For the United Kingdom subsidiary, put options with a notional value of 7.0 million British Pounds were purchased to protect quarterly earnings in the United Kingdom against foreign exchange fluctuations in fiscal year 2001. Each contract has a strike price of initially 5% out of the money at the date of acquisition and each contract was out of the money at March 31, 2001. The loss recognized in earnings for the cost of the contracts for the three and nine months ended March 31, 2001 was minimal.

Out of the money put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. This strategy will continually be evaluated as to its effectiveness and suitability to the Company.

                          DOLLAR FINANCIAL GROUP, INC.

                          SUPPLEMENTAL STATISTICAL DATA

                                                                        March 31,

Company Operating Data:                                             2000             2001
                                                               ------------     ------------

Stores in operation:
   Company-Owned.................................                      506              631
   Franchised Stores and Check Cashing Agents....                      312              345
                                                                       ---              ---

Total............................................                      818              976
                                                                       ===              ===




                                                                    Three Months Ended                Nine Months Ended
                                                                        March 31,                         March 31,
                                                               -----------------------------     ----------------------------
Operating Data:                                                   2000             2001             2000             2001
                                                               ------------     ------------     ------------     -----------

Face amount of checks cashed (in millions).....................$       763      $       828      $     2,023      $    2,365
Face amount of average check...................................$       369      $       357      $       336      $      338
Face  amount  of  average  check  (excluding  Canada  and the
    United Kingdom)............................................$       419      $       431      $       367      $      388
Average fee per check..........................................$     13.27      $     12.47      $     11.94      $    11.44
Number of checks cashed (in thousands).........................      2,067            2,320            6,028           6,995
Adjusted EBITDA (in thousands)1................................$    14,960      $    17,824      $    35,959      $   41,107
Adjusted EBITDA Margin1........................................      32.4%            33.5%            29.7%           27.8%



                                                                    Three Months Ended                Nine Months Ended
                                                                        March 31,                         March 31,
                                                               -----------------------------     ----------------------------
Collections Data:                                                 2000             2001             2000             2001
                                                               ------------     ------------     ------------     -----------

Face amount of returned checks (in thousands)..................$     5,895      $     6,910      $    16,617      $   20,294
Collections (in thousands).....................................      4,661            5,325           12,337          14,683
                                                               ------------     ------------     ------------     -----------

Net write-offs (in thousands)..................................$     1,234      $     1,585      $     4,280      $    5,611
                                                               ============     ============     ============     ===========

Collections as a percentage of
   returned checks.............................................      79.1%            77.0%            74.2%           72.1%
Net write-offs as a percentage of
   check cashing revenues......................................       4.5%             5.5%             5.9%            7.0%
Net write-offs as a percentage of the
   face amount of checks cashed................................      0.16%            0.19%            0.21%           0.24%


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company is a consumer financial services company operating the second largest check cashing store network in the United States, the largest such network in Canada and the United Kingdom. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and various other related services.

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at March 31, 2001 and the results of operations for the three and nine months ended March 31, 2001 and 2000. The results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

During the nine months ended March 31, 2001, the State of New York completed a statewide implementation of an Electronic Benefit Transfer ("EBT") system. As a result, the Company's contract was terminated. Management of the Company has concluded that the termination of this contract will not have a material adverse effect on the Company's results of operations or financial condition.

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

On February 10, 2000, the Company purchased primarily all of the assets of CheckStop, Inc. ("CheckStop"), which was a short-term loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. Additional consideration of $250,000 was paid during the nine months ended March 31, 2001 based upon a future results of operations earn-out agreement.

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

RESULTS OF OPERATIONS

Revenue Analysis

                                         Three Months Ended March 31,                        Nine Months Ended March 31,
                               -------------------------------------------------   -------------------------------------------------
                                                              (Percentage of                                      (Percentage of
                                   ($ in thousands)           Total Revenue)            ($ in thousands)          Total Revenue)
                               ------------------------    --------------------    ------------------------- -----------------------
                                  2000          2001         2000        2001          2000          2001          2000        2001
                               ---------     ----------    --------    --------    -----------    ----------     ---------  --------

Check cashing.................. $  27,430     $28,936        59.4%       54.5%      $ 71,961      $ 80,003         59.5%       54.2%
Cash  `Til  Payday(R)
 origination fees..............     9,896      15,816        21.4        29.8         23,925        43,258         19.8        29.3
Money transfer fees............     2,049       2,399         4.4         4.5          5,698         6,850          4.7         4.6
Government services............     1,568         841         3.4         1.5          4,807         3,867          4.0         2.6
Other revenue..................     5,256       5,136        11.4         9.7         14,521        13,637         12.0         9.3
                               ----------    ----------    --------    --------    -----------    ----------     -------     -------
Total revenue.................. $  46,199     $53,128       100.0%      100.0%      $120,912      $147,615        100.0%      100.0%
                               ==========    ==========    ========    ========    ===========    ==========     =======     =======





QUARTER COMPARISON

Total revenues were $53.1 million for the three months ended March 31, 2001 compared to $46.2 million for the three months ended March 31, 2000, an increase of $6.9 million or 14.9%. The Acquisitions and new store openings accounted for an increase of $2.8 million and $3.4 million, respectively. The decrease in foreign exchange rates accounted for a decrease of $1.4 million in total foreign revenue. Comparable retail store sales at those locations owned by the Company for the entire period increased $500,000 or 1.2%. After eliminating the impact in the devaluation of the foreign currencies, the comparable retail store sales increased $1.4 million or 3.4%.

NINE MONTH COMPARISON

Total revenues were $147.6 million for the nine months ended March 31, 2001 compared to $120.9 million for the nine months ended March 31, 2000, an increase of $26.7 million or 22.1%. The Acquisitions and new store openings accounted for an increase of $10.7 million and $7.3 million, respectively. The decrease in foreign exchange rates accounted for a decrease of $3.3 million in total foreign revenue. Comparable retail store sales at those locations owned by the Company for the entire period increased $4.8 million or 4.9%. After eliminating the impact in the devaluation of the foreign currencies, the comparable retail store sales increased $5.9 million or 6.0%.

Store and Regional Expense Analysis

                                        Three Months Ended March 31,                        Nine Months Ended March 31,
                             -----------------------------------------------     ---------------------------------------------------
                                                          (Percentage of                                        (Percentage of
                                ($ in thousands)          total revenue)            ($ in thousands)            total revenue)
                             -----------------------    --------------------     -----------------------    ------------------------
                               2000          2001        2000         2001         2000          2001         2000           2001
                             ----------    ---------    --------     -------     ----------    ---------    ---------      ---------


Salaries and benefits ......  $ 12,578     $ 15,147       27.2%       28.5%      $  34,296     $ 43,132       28.4%          29.2%
Occupancy...................     3,163        4,401        6.8         8.3           9,232       12,657        7.6            8.6
Depreciation................     1,131        1,492        2.4         2.8           3,083        4,337        2.5            2.9
Other.......................     9,898       10,567       21.5        19.9          26,373       34,209       21.8           23.2
                             ----------    ---------    --------     -------     ----------    ---------    ---------      ---------
Total store and regional
   expenses.................  $ 26,770     $ 31,607       57.9%       59.5%      $  72,984     $ 94,335       60.3%          63.9%
                             ==========    =========    ========     =======     ==========    =========    =========      =========





QUARTER COMPARISON

Store and regional expenses were $31.6 million for the three months ended March 31, 2001 compared to $26.8 million for the three months ended March 31, 2000, an increase of $4.8 million or 17.9%. The Acquisitions accounted for an increase of $1.7 million and new store openings resulted in an increase of $3.4 million. For the three months ended March 31, 2001 total store and regional expenses increased to 59.5% of total revenue compared to 57.9% of total revenue for the three months ended March 31, 2000 due to increased start-up costs associated with new store openings.

NINE MONTH COMPARISON

Store and regional expenses were $94.3 million for the nine months ended March 31, 2001 compared to $73.0 million for the nine months ended March 31, 2000, an increase of $21.3 million or 29.2%. Store and regional expenses associated with the Acquisitions were $10.0 million and new store openings accounted for an increase of $10.4 million. For the nine months ended March 31, 2001 total store and regional expenses increased to 63.9% of total revenue compared to 60.3% for the nine months ended March 31, 2000 of total revenue due to increased start-up costs associated with new store openings.

Other Expense Analysis

                                           Three Months Ended March 31,                       Nine Months Ended March 31,
                                -----------------------------------------------     ------------------------------------------------
                                  ($ in thousands)          (Percentage of            ($ in thousands)            (Percentage of
                                                               revenues)                                             revenues)
                                ---------------------    ----------------------     ----------------------     ---------------------
                                 2000         2001        2000          2001          2000         2001          2000         2001
                                -------     ---------    --------     ---------     ---------    ---------     ---------    --------


Corporate expenses............. $ 5,643        $5,838      12.2%         11.0%       $ 14,927     $ 17,363        12.3%        11.8%
Loss on store closings
   and sales...................      34           624       0.1           1.2             105          699         0.1          0.5
Goodwill amortization..........   1,459         1,177       3.2           2.2           4,118        3,433         3.4          2.3
Other depreciation and
  amortization.................     358           458       0.8           0.9           1,011        1,404         0.8          1.0
Recapitalization costs and
   other non-recurring items...       -             -         -             -             133            -         0.1            -
Interest expense...............   4,650         5,208      10.1           9.8          13,066       15,401        10.8         10.4

Income tax provision...........   3,430         5,753       7.4          10.8           8,601        9,947         7.1          6.7





QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $5.8 million for the three months ended March 31, 2001 compared to $5.6 million for the three months ended March 31, 2000, an increase of $200,000 or 3.6%. Additional costs have been incurred as a result of the Acquisitions and the opening of new stores.

Loss on Store Closings and Sales

In the third quarter of fiscal year 2001 the Company closed twelve of its underperforming stores. As a result, $530,000 was accrued for closure costs.

Goodwill Amortization

For the three months ended March 31, 2001, goodwill amortization was $1.2 million compared to $1.5 million for the three months ended March 31, 2000, a decrease of $300,000 . The decrease is due to the completion of the accelerated amortization of the remaining goodwill associated with the pending expiration of the Company's government services lines of business, partially offset by the goodwill associated with the Acquisitions.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $500,000 and $400,000 for the three months ended March 31, 2001 and 2000, respectively, an increase of $100,000. The increase is the result of non-store and regional depreciation related to the Acquisitions.

Interest Expense

Interest expense was $5.2 million for the three months ended March 31, 2001 and was $4.7 million for the three months ended March 31, 2000, an increase of $500,000 or 10.6%. This increase is primarily attributable to the increase in borrowings under the Company's revolving credit facilities to fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology and the increase in the average borrowing rates of the Company's revolving credit facilities.

Income Taxes

The provision for income taxes was $5.8 million for the three months ended March 31, 2001 compared to $3.4 million for the three months ended March 31, 2000, an increase of $2.4 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to non-deductible goodwill amortization, state taxes and foreign taxes.

NINE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $17.4 million for the nine months ended March 31, 2001 compared to $14.9 million for the nine months ended March 31, 2000, an increase of $2.5 million or 16.8%. Additional costs have been incurred as a result of the Acquisitions and the opening of new stores.

Loss on Store Closings and Sales

In the third quarter of fiscal year 2001 the Company closed twelve of its underperforming stores. As a result, $530,000 was accrued for closure costs.

Goodwill Amortization

For the nine months ended March 31, 2001 and 2000, goodwill amortization was $3.4 million and $4.1 million, respectively, a decrease of $700,000. The decrease is due to the completion of the accelerated amortization of the remaining goodwill associated with the pending expiration of the Company's government services lines of business, partially offset by the goodwill associated with the Acquisitions.

Other Depreciation and Amortization

Other depreciation and amortization expenses were $1.4 million and $1.0 million for the nine months ended March 31, 2001 and 2000, respectively, an increase of $400,000. The increase is the result of non-store and regional depreciation related to the Acquisitions.

Interest Expense

Interest expense was $15.4 million for the nine months ended March 31, 2001 and was $13.1 million for the nine months ended March 31, 2000, an increase of $2.3 million or 17.6%. This increase is primarily attributable to the increase in borrowings under the Company's revolving credit facilities to fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology and the increase in the average borrowing rates of the Company's revolving credit facilities.

Recapitalization and Other Non-recurring Items

During the nine months ended March 31, 2000, the Company, which is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings") made an adjustment of $133,000 for the recapitalization of Holdings.

Income Taxes

The provision for income taxes was $9.9 million for the nine months ended March 31, 2001 compared to $8.6 million for the nine months ended March 31, 2000, an increase of $1.3 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% due to state taxes, foreign taxes and non-deductible goodwill amortization.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2001, cash and cash equivalents decreased $11.2 million. Revolving credit facilities increased $8.0 million due to the acquisitions of WCCC, F&F, AAA and FCL, the payment of additional consideration for CAC and CheckStop and the purchases of property and equipment totaling $10.2 million. Net cash generated by operations totaled $11.7 million.

During the nine months ended March 31, 2001, accounts receivable increased by $8.0 million. Accounts receivable is affected by the timing of payments received on the remaining government contracts, increases in outstanding consumer loans funded by the Company as well as timing of settlement payments related to the Company's Cash `Til Payday(R) product. Accrued expenses, during the nine months ended March 31, 2001, decreased due to the payment of additional consideration of $9.7 million for CAC, which was recorded as of June 30, 2000. Accrued interest increased due to the timing of the semi-annual interest payment on the 10 7/8% Senior Notes due in November 2006 ("Senior Notes") and the Senior Subordinated Notes due 2006 ("Senior Subordinated Notes").

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance store expansion. For the nine months ended March 31, 2001 and 2000, the Company had net cash provided by operating activities of $11.7 million and $20.6 million, respectively, for purchases of property and equipment related to existing stores, recently acquired and opened stores, investments in technology and acquisitions. The decrease in net cash provided by operations was primarily the result of increases in accounts receivable due to the timing of payments received on the Company's remaining government contracts, increases in outstanding consumer loans funded by the Company as well as timing of settlement payments related to the Company's Cash `Til Payday(R) product. For the nine months ended March 31, 2001, the Company had made capital expenditures of $10.2 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $14.0 million during its fiscal year ending June 30, 2001, for remodeling and relocation of certain existing stores and for opening new stores.

During the nine months ended March 31, 2001, the Company negotiated and executed an amendment to its credit facility providing for an increase in the facility of $15 million up to $85 million with the same terms and conditions. The increase in the credit facility will be used primarily to fund the working capital needs of the acquisitions and new stores. The borrowings under the revolving credit facility as of March 31, 2001 were $51.5 million. The Senior Notes, Senior Subordinated Notes and the revolving credit facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has an overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.4 million, of which $500,000 was outstanding as of March 31, 2001. The overdraft facility is secured by Company funds. For the Company's United Kingdom operations, the Company also has an overdraft facility which provides for a commitment of up to approximately $7.1 million of which $5.6 million was outstanding as of March 31, 2001. The overdraft facility is secured by an $8.0 million letter of credit issued by Wells Fargo Bank under the revolving credit facility.

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

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. This statement was adopted effective July 1, 2000, and does not materially impact the Company's financial statements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material changes to Part II, Item 1 of the Registrant's Statement on Form 10-Q filed November 14, 2000.

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


                                                    DOLLAR FINANCIAL GROUP, INC.


Dated:  May 15, 2001                           *By:      /s/ Peter J. Sokolowski
                                            ------------------------------------
                                               Name:  Peter J. Sokolowski
                                               Title: Vice President of Finance
                                                      (principal financial and
                                                      chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.