Form 10-K
period 2001-06-30
DOLLAR FINANCIAL GROUP INC
filed 2001-09-28
CIK 1028643

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

       For the fiscal year ended June 30, 2001

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

Yes                    No
          ---------         ---------



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 28, 2001, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding.


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

                          DOLLAR FINANCIAL GROUP, INC.

                                Table of Contents

                            2001 Report on Form 10-K



                                     PART I

Item 1.   Business..................................................................................     4
Item 2.   Properties................................................................................    19
Item 3.   Legal Proceedings.........................................................................    20
Item 4.   Submission of Matters to a Vote of Security Holders.......................................    20


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................    21
Item 6.   Selected Financial Data...................................................................    21
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................    25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................    33
Item 8.   Financial Statements and Supplementary Data...............................................    34
Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..................................................................    58


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........................................    58
Item 11.  Executive Compensation....................................................................    60
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................    63
Item 13.  Certain Relationships and Related Transactions............................................    63


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    66

Item 1. BUSINESS

General

Dollar Financial Group, Inc., a New York corporation (the "Company" or "DFG"), was organized in 1979 under the name Monetary Management Corporation. The Company is a consumer financial services company operating the second largest check cashing store network in the United States and the largest such network in Canada and the United Kingdom. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders, money transfers and various other related services. As of June 30, 2001, the Company has a total network of 978 stores in 17 states, the District of Columbia, Canada and the United Kingdom including 631 Company-owned stores with revenues for the fiscal year ended June 30, 2001 of $195.5 million, and with earnings before interest, income taxes, depreciation, amortization, recapitalization costs and other non-recurring items, writedown of goodwill and loss on store closings and sales ("Adjusted EBITDA") for the fiscal year ended June 30, 2001 of $53.9 million.

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

The Company's stores currently operate under the following locally established brand names: Cash A Cheque, Cash Centres, Fastcash, Money Mart(R), The Money Shop and Loan Mart(R). Through a relationship with a bank, the Company's subsidiary moneymart.com(TM) originates short-term consumer loans through 798 independent agents in 41 states.

Industry Overview

United States

The check cashing industry in the United States is highly fragmented, consisting of approximately 10,000 stores as of January 2001, an increase from the approximately 1,350 national listings in 1986 according to an industry survey. The Company believes it is one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining being local store networks and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in the number of low-paying service sector jobs and an overall increase in the lower-income population.

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

The increase in the fees charged by banks on deposit accounts over time has contributed to the decline in the number of families and individuals holding such accounts. The U.S. Public Interest Research Group conducted a national study in 1999 which shows that the annual cost to maintain a regular checking account was $217 and the average monthly balance requirements to avoid regular checking fees was $562. In general, the findings indicate that banks have increased their fees significantly on a real and inflation-adjusted basis.

Many banks have elected over time to close their less profitable or lower-traffic locations. These closings have tended to occur in lower-income and urban neighborhoods. As banks continue this trend, wage earners in these lower-income areas will have fewer, if any, convenient alternatives other than local check cashing stores to perform basic financial transactions.

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

Canada

In contrast to the domestic market, the Canadian check cashing market is significantly more concentrated, with the Company's 243 owned and franchised stores accounting for 64% of the total number of check cashing stores in Canada. A 1998 survey conducted for the Company shows that a significant number of customers choose to patronize the Company's locations because of the convenient operating hours, fast and courteous service, and broad product offerings.

United Kingdom

In the United Kingdom ("UK"), check cashing is a relatively new and highly fragmented business that developed with the passage of the Checks Act in 1992 which prohibits non-financial institutions from cashing checks (a check cashing establishment is considered to be a financial institution for purposes of compliance with the Checks Act). Traditionally, check cashing had been offered as an "add-on" service to certain retail establishments. Management believes that while there are approximately 2,000 listed check cashing locations in the UK, only approximately 400 are free-standing check cashing locations. A study conducted by the New Policy Institute stated that 9 million people, or approximately 25% of the adult population in the UK are without a bank account.

Growth and Consolidation

Management believes that significant opportunities for growth exist in the check cashing industry as a result of: (i) the growth of the lower-income population sector; (ii) the failure of commercial banks and other traditional financial service providers to address the needs of lower-income individuals, and; (iii) the trend toward consolidation in the check cashing industry. Management believes that as the lower-income population segment increases, and as trends within the retail banking industry create a less accessible environment for these members of society, the check cashing industry and other retail financial service providers will realize a significant increase in demand for their products and services. However, despite these growth dynamics, the Company believes that the industry is undergoing a period of consolidation. The Company believes that this consolidation trend has resulted from a number of factors, including; (i) the economies of scale available to larger operators; (ii) the use of technology as a means to better serve customers and control large store networks; (iii) the inability of smaller operators to form the alliances necessary to deliver new products, and; (iv) increased licensing and regulatory burdens. This consolidation process should provide the Company, as one of the largest store networks, with opportunities for continued growth through selective acquisitions.

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

High-quality customer service. As part of its retail and customer-driven strategy, the Company focuses on providing friendly customer service in a clean and attractive environment. Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to their work schedules, cannot make use of "normal" banking hours. As part of its employee training program, the Company's customer service representatives are encouraged and instructed to treat customers in a friendly and courteous manner, which management believes results in repeat business.

Broad offering of products and services. Company stores offer a wide range of consumer financial products and services to meet the demands of their locale, including check cashing, money orders, money transfers and short-term consumer loans through its Cash `Til Payday(R) loan program where DFG acts as an agent for a federally chartered bank to offer unsecured short-term loans and, where permitted by law, directly originates such loans. The Company also offers a variety of ancillary products, including photo ID, lottery tickets, electronic tax filing, bill payment, ATM services, photocopy and fax services.

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

Well-diversified credit risk. For the twelve months ended June 30, 2001, the Company cashed 9.4 million checks totaling $3.2 billion with an average face value of $335. Additionally, through its Cash `Til Payday(R) loan program, the Company issues unsecured short-term loans up to $500. The Company actively manages its customer risk profile and collection efforts in order to maximize revenues while maintaining losses within a targeted range. Management has instituted control mechanisms that it believes have been effective in managing risk, including: (i) check verification procedures; (ii) customer identification cards; (iii) customer files, including customer photographs, addresses, employment information and transaction history; (iv) point-of-sale database systems; and (v) background checks, among others. As a result, management believes that the Company is unlikely to sustain a material credit loss from a single transaction or series of transactions.

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

Maintaining and instilling a customer-driven retail philosophy. The Company has focused on increasing its customer base through a service-oriented approach designed to meet the needs of working, lower-income individuals and families in need of basic consumer financial services. The Company believes it has differentiated itself from its competitors by focusing on customer service. The Company offers extended operating hours in clean, well-lit, and convenient store locations to enhance appeal and stimulate store traffic. The Company's research indicates that, although approximately 50% of its customers have bank accounts, its customers prefer immediate access to cash without waiting for check clearance. In addition, the Company believes that many of its customers find great value in their ability to cash a payroll or government check immediately, for a fee, at a location within close proximity to their home or workplace at nearly any time of day. The surveys also indicated that the widespread availability of ATM machines does not alter a customer's decision to "bank" at Company locations. The Company uses locally targeted advertising, including television and radio, to promote awareness of its products and its customer service. The Company will continue to develop ways to improve service to its customers.

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

Growing through targeted acquisitions. Acquisitions have played an integral role in the Company's growth. Since June 1996, the Company has acquired an aggregate of over 644 owned or franchised stores. As a result of increasing industry consolidation, the Company may be required to shift its acquisition strategy to smaller check cashing store networks. Management will continue to seek opportunistic acquisitions of well-managed check cashing store networks located in areas with favorable demographics, including the southeastern and western parts of the United States, Canada and the United Kingdom as well as profitable check cashing stores in areas that complement the Company's existing geographic markets.

Developing alternative retailing platforms. In an effort to capitalize more fully on the success of its Cash `Til Payday(R) product, in September 1997 the Company began opening stores under the name Loan Mart(R), which offer primarily Cash `Til Payday(R) unsecured short-term loans in a friendly office-like environment. The Company's management believes the Loan Mart stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. The Company currently operates 93 Loan Mart(R) stores in the Seattle, Fresno, Tucson, Las Vegas, Denver, Colorado Springs, Oklahoma City, Tulsa, Portland and Phoenix areas and may develop stores in additional geographic areas. In addition, the Company's subsidiary moneymart.com(TM)
originates short-term consumer loans through 798 independent agents in 41 states. Management believes that, if successful, Loan Mart(R) stores and moneymart.com(TM) will allow the Company to access new customers and significantly increase the Company's revenues and profitability. While there can be no assurance that this new format will be successful, management believes that this and other platforms being explored by the Company complement the strategy and operations of the existing check cashing stores.

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

Managing credit risk. The Company's check cashing service consists of high volumes of small individual transactions requiring credit risk decisions on individual checks and customers. During the fiscal year ended June 30, 2001, the Company cashed 9.4 million checks totaling $3.2 billion with an average face amount of $335. Additionally, through its Cash `Til Payday(R) loan program, the Company issues unsecured short-term loans up to $500. The Company actively manages its customer risk profile and collection efforts in order to maximize revenues while maintaining losses within a targeted range. Management has instituted control mechanisms that it believes have been effective in managing risk, including: (i) check verification procedures; (ii) customer identification cards; (iii) customer files, including customer photographs, addresses, employment information and transaction history; (iv) point-of-sale database systems; and (v) background checks, among others. As a result, management believes that the Company is unlikely to sustain a material credit loss from a single transaction or series of transactions. The Company has experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For the fiscal year ended June 30, 2001, net write-offs as a percentage of face amount of checks cashed were 0.26%. For fiscal year ended June 30, 2001, loan losses as a percentage of originations and extensions of the Payday Loan Program were 1.4%.


Customers

Based upon a 2001 consumer survey conducted in several of the Company's markets and the Company's operating experience, the Company believes that its core check cashing customer group is comprised of individuals between the ages of 18 and
44. The majority of these individuals rent their home, are employed and have annual household incomes between $10,000 and $35,000 with a median income of $22,500. The Company believes that consumers value attention to customer service, and their choice of check cashing stores is influenced by the Company's convenient locations and extended operating hours.

At the Company's Loan Mart(R) stores, which primarily offer Cash `Til Payday(R) short-term consumer loans, customers are comprised of individuals between the age of 18 and 49. The majority of these individuals rent their home and are employed in professional/managerial positions. Of these customers, approximately 62% have household incomes between $15,000 and $40,000 and 16% have household incomes greater than $50,000.

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

The Company believes that many of its customers are workers or independent contractors who receive payment on an irregular basis and generally in the form of a check. The Company's core customer group lacks sufficient income to accumulate assets or to build savings. These customers rely on their current income to cover immediate living expenses and cannot afford the delays inherent in waiting for checks to clear through the commercial banking system. Furthermore, the Company believes that many of its customers use its check cashing services in order to gain immediate access to cash without having to maintain a minimum balance in a checking account and incur the cost of maintaining a checking account. In addition, although research conducted for the Company indicates that approximately 50% of its customers do have bank accounts, these customers use check cashing stores because they find the locations and extended business hours of the Company's stores more convenient than those of banks and value the ability to receive cash immediately, without waiting for a check to clear.

Products and Services

DFG's check cashing stores provide a broad range of consumer financial products and services to its customers at convenient locations with extended operating hours. Customers typically use DFG's stores to cash checks (payroll, government, and personal) and utilize one or more of the additional financial services available at most locations. In addition, customers use a variety of ancillary products, including Cash 'Til Payday(R) loans, electronic tax filing, bill payment, ATM services, photocopy and fax services.

Check Cashing

Customers may cash all types of checks at DFG check cashing locations, including payroll checks, government checks, and personal checks. In exchange for a verified check, customers receive cash immediately and are not required to wait several days for the check to clear. Both the customer's identification and the validity of the check are verified by multiple sources pursuant to the Company's standard verification procedures before any cash is distributed. Customers are charged a fee for this service (typically a small percentage of the face value of the check) which varies depending upon the type of check cashed and whether or not the customer has a previous record of cashing checks at that location. For the twelve months ended June 30, 2001, check cashing fees averaged approximately 3.36% of the face value of checks cashed.

The following chart presents a summary of check cashing data for the periods indicated below:

                            CHECK CASHING FEE SUMMARY


                                                                  For the Years Ended June 30,
                                                      -----------------------------------------------------
                                                            1997              1998             1999
                                                      -----------------------------------------------------

Face amount of checks cashed.......................     $1,878,587,000    $2,301,861,000   $2,319,847,000
Number of checks cashed............................          6,492,495         7,991,128        7,490,406
Average face amount per check......................            $289.35           $288.05          $309.71
Average fee per check..............................              $8.00             $8.80           $10.14
Average fee as a % of face amount..................              2.76%             3.05%            3.28%


                                                          For the Years Ended June 30,
                                                      -------------------------------------
                                                            2000               2001
                                                      -------------------------------------

Face amount of checks cashed.......................     $2,784,267,000    $3,150,350,000
Number of checks cashed............................          8,328,176         9,406,749
Average face amount per check......................            $334.32           $334.90
Average fee per check..............................             $11.69            $11.24
Average fee as a % of face amount..................              3.50%             3.36%

If a check cashed by the Company is not paid for any reason, the full face value of the check is recorded as a loss in the period during which the check was returned. The check is then sent to the store for collection and, if it remains uncollected, it is then sent to the Company's internal collections department, which contacts the maker and/or payee of each returned check and, if necessary, commences legal action. During fiscal 2001, approximately 70.7% of the face value of checks returned during that year were ultimately collected by the Company.

The following chart presents a summary of the Company's returned check experience for the periods indicated below:

                            RETURNED CHECK EXPERIENCE

                                                                For the Years Ended June 30,
                                                      --------------------------------------------------
                                                            1997              1998            1999
                                                      --------------------------------------------------

Face amount of returned checks.....................    $9,618,000        $ 13,823,000       $16,607,000
Collections on returned checks.....................     6,411,000           9,908,000        12,505,000
Net write-offs of returned checks..................     3,207,000           3,915,000         4,102,000
Collections as a percentage of returned checks.....         66.7%               71.7%             75.3%
Net write-offs as a percentage of check
   cashing revenues................................          6.2%                5.6%              5.4%
Net write-offs as a percentage of face amount
   of checks cashed................................         0.17%               0.17%             0.18%

                                                         For the Years Ended June 30,
                                                      ---------------------------------
                                                           2000             2001
                                                      ---------------------------------

Face amount of returned checks.....................       $22,866,000      $27,938,000
Collections on returned checks.....................        17,097,000       19,752,000
Net write-offs of returned checks..................         5,769,000        8,186,000
Collections as a percentage of returned checks.....             74.8%            70.7%
Net write-offs as a percentage of check
   cashing revenues................................              5.9%             7.7%
Net write-offs as a percentage of face amount
   of checks cashed................................             0.21%            0.26%

Cash `Til Payday(R) Originations

DFG acts as an agent for a bank offering unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of 14 or 28 days which can be extended a maximum of four times and two times, respectively. Under this program, the Company earns origination and servicing fees. The bank originated or extended approximately $376 million of loans through the Company's locations during the fiscal year ended June 30, 2001. The Company's agreement with the bank contains a provision which permits the bank to establish a reserve for losses. The reserve results in a reduction of the Company's fees. Additionally, in its Canadian, United Kingdom and certain U.S. stores, the Company originates unsecured short-term loans to customers on its own behalf. These loans are also made for amounts up to $500, with terms of 14 to 28 days which can be extended a maximum of four times and two times, respectively. The Company bears the entire risk of loss related to these loans. The Company originated or extended approximately $204 million of the loans through the Company's locations during fiscal year ended June 30, 2001. The Company had approximately $10 million and $6 million of loans on its balance sheet at June 30, 2001 and 2000, respectively, which is reflected in accounts receivable. Loan losses for Company originated loans for the fiscal years ended June 30, 2001 and 2000 were $4.4 million and $2.3 million, respectively, which is reflected in revenue on the statement of operations.

The Company currently operates 93 stores under the Loan Mart(R) name which offer primarily Cash `Til Payday(R) unsecured short-term loans. The Company's management believes the stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. Unlike many of the Company's check cashing customers, the Company's targeted Loan Mart(R) and moneymart.com(TM) customer has, and is required to have, a bank account but experiences temporary shortages in cash from time to time. By offering these services on a variety of platforms, the Company hopes to attract this target customer who might not otherwise utilize check cashing services. The first Loan Mart(R) stores were opened in late September 1997 and since then an additional 88 stores have been opened. These stores are located in Seattle, Fresno, Phoenix, Tucson, Denver, Colorado Springs, Portland, Tulsa, Oklahoma City, and Las Vegas.

Other Services and Product Extensions

In addition to check cashing and short-term loans, DFG customers are able to choose from a variety of products and services when conducting business at the Company's check cashing or Loan Mart(R) locations. These services include electronic tax filing, bill payment, ATM services, photocopy and fax services. A survey of the Company's customers by an independent third party revealed that over 50% of customers use other services in addition to check cashing. Management believes that providing these services helps to implement the Company's customer-driven strategy by creating a convenient "one-stop" shopping atmosphere for its customers' financial service needs.

Among the most significant products and services other than check cashing and short-term loans offered by the Company are the following:

o Money Orders--DFG's stores exchange money orders for cash and/or checks for a minimal fee, with an average fee and face amount of $0.93 and $127, respectively, for the fiscal year ended June 30, 2001. Money orders are typically used as a means of payment of rent and utility bills for customers who do not have checking accounts. For the twelve months ended June 30, 2001, DFG's check cashing stores sold a total of 3.3 million money orders, generating total money order revenues of $3.1 million.

o Money Transfers--Through a strategic alliance with Western Union, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 109,000 agents in more than 186 countries throughout the world. DFG receives a percentage of the fee charged by Western Union for the transfer as its commission. For the twelve months ended June 30, 2001, the Company generated, primarily at its check cashing stores, total wire transfer fees of $9.4 million.

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

During the year ended June 30, 2001, the State of New York completed a statewide implementation of an EBT system. As a result, the Company's contract was terminated. Management of the Company has concluded that the termination of this contract will not have a material adverse effect on the Company's results of operations or financial condition.

Store Operations

Locations

The following chart sets forth the number of stores in operation as of the dates indicated:

                                                                  June 30,
                                                 ------------------------------------------
                  Markets                          1997    1998    1999    2000     2001
                  -------
                                                 ------------------------------------------

CALIFORNIA
Southern.................................            49       41      41     44       47
Northern.................................            73       77      79     92       95

PENNSYLVANIA
Philadelphia.............................            26       11      10     11        8
Pittsburgh...............................            11       10      10     10       11

OHIO
Cleveland................................            26       24      22     21       19
Other Ohio cities (1)....................             8        8       5      7        5

ARIZONA
Phoenix..................................            17       16      25     34       40
Tucson...................................             0        0       0      7       13

Texas....................................            28       23       3      3        3
Michigan.................................            12        0       0      0        0
Virginia.................................            14       14      14     15       16
Washington...............................             9       15      15     17       21
Utah.....................................             3        3       3      7        5
MD/DC....................................             4        4       4      4       11
New Mexico...............................             3        4       4      4        3
Louisiana................................             3        3       3      3        4
Hawaii...................................             3        3       3      3        3
Wisconsin................................             1        1       1      1        1
Colorado.................................             0        0       0      6       14
Oklahoma.................................             0        0       0      8       13
Oregon...................................             0        0       0      2        5
Nevada...................................             0        0       0      1       11
Franchised locations.....................             3        3       3      0        0

UNITED KINGDOM...........................             0        0      11    107      126
Franchised locations and check cashing
   agents................................             0        0       0    264      261
CANADA...................................            76       86     101    139      157
Franchised locations.....................            67       70      80     81       86
                                                 ------------------------------------------
Total Stores.............................           436      416     437    891      978
                                                 ==========================================

(1)  These other cities include Akron, Canton, Youngstown, and Cincinnati.

Management adheres to a strict set of market survey and location guidelines when selecting acquisition targets and new store sites. The Company's store base is a mix of urban sites, which are located in high-traffic shopping areas, and suburban locations, which are in strip malls near multi-family housing complexes.

Layout and Facilities

As part of its retail and customer-driven strategy, the Company presents a clean and attractive environment and an appealing format for its check cashing stores. Size varies by location, but the stores are generally 1,000 to 1,400 square feet with approximately half of that space allocated to the teller and back office areas. There are typically three to five windows available for customer transactions.

Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of "normal" banking hours. A typical store operates from 9:00 A.M. to 9:00 P.M. during weekdays and Saturdays and 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, the Company operates stores on a 24-hour, seven-days-per-week basis.

All of the Company's individual stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The Company generally assumes the responsibility for required leasehold improvements, including signage, customer service representative partitions, alarm systems, computers, time-delayed safes, and other office equipment. The leases relating to stores that provide government benefits distribution typically allow for the termination of a store's lease in the event of the loss of the government contract.

Technology

The Company currently has an enterprise-wide transaction processing computer network. The Company believes that this system has improved customer service by reducing transaction time and enabling the Company to better manage returned check losses and comply with regulatory record keeping and reporting requirements.

The Company is continuing to enhance a Point-of-Sale ("POS") transaction processing system comprised of a networked hardware and software package with integrated database and reporting capabilities. The POS system provides its stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of the Company's credit verification process. The POS system also enhances the Company's ability to offer new products and services and to improve its customer service.

Security

All check cashing operations are exposed to two major classes of theft: robbery and internal theft. DFG management has implemented extensive security systems, dedicated security personnel and management information systems which address both areas of potential loss. Management believes that its systems are among the most effective in the industry. Total net security losses represented less than 0.8% of both total revenues and face value of checks cashed for the twelve months ended June 30, 2001.

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

Competition

The check cashing industry in the United States is highly competitive and will become even more so as the industry consolidates. As of January 2001, a total of approximately 10,000 check cashing stores were operating in the United States.

DFG, with 978 stores, is the second largest check cashing store network in the United States and the largest such network in Canada and the United Kingdom. ACE Cash Express, Inc. operates the largest check cashing store network in the United States, operating 1,163 stores in 34 states as of June 30, 2001. According to an industry survey, the seven largest chains control less than 20% of the total stores, which reflects the fragmented nature of the check cashing industry.

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

The Company acts as an agent for a bank offering unsecured short-term loans and, where permitted by law, directly originates such loans. The bank is subject to federal and state banking regulations. Legislation has been introduced at the federal level that could affect the Company's ability to generate origination fees as an agent for the bank as well as the Company's ability to offer the Cash `Til Payday(R) product. While the Company does not believe that the legislation will be passed, if enacted the Company would not be able to offer the short-term loan product as currently structured.

State Regulation

To date, the regulation of check cashing fees has been restricted to the state level. The Company is currently subject to fee regulation in seven states, Pennsylvania, Ohio, California, Hawaii, Arizona, Maryland, Louisiana and the District of Columbia where regulations set maximum fees for various types of checks in an attempt to prevent usurious pricing practices. The Company's fees comply with all state regulations.

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

Louisiana:             Maximum of 2.0% fee for government checks. Ceiling fees set in 2000.

Ohio:                  Maximum of 3.0% fee for government checks. Ceiling fees set in 1993.

Washington,            D.C.: Maximum of 5.0% fee for government and payroll
                       checks, 7.0% fee for an insurance check, 10.0% fee for
                       personal checks or money orders or $4.00 whichever is
                       greater. Ceiling fees set in 1998.

Hawaii:                Maximum of 3.0% fee for government checks or $5.00
                       whichever is greater, 5.0% fee for payroll checks, 10.0% fee for personal checks or $5.00 whichever is greater.
                       Permits one-time $10.00 fee to issue identification and no more than $5.00 for identification replacement.
                       Ceiling fees set in 1999.

Pennsylvania:          Maximum of 2.5% for government checks provided that valid ID is presented, 3.0%
                       for payroll checks and 10.0% for personal checks.  One time $10 customer setup fee.  Ceiling fees set in 1998.

Arizona:               Maximum of 3.0% fee for government checks or $5.00 whichever is greater.  Ceiling fees set in 2000.

Maryland:              Maximum of 2.0% fee for government checks or $3.00
                       whichever is greater, 4.0% fee for payroll checks or
                       $5.00 whichever is greater, 10.0% fee for personal checks
                       and all other 4.0% fee or $5.00 whichever is greater.
                       Permits one-time $5.00 membership fee.


The Company operates a total of 151 stores in California and Maryland. These states are among those that have so-called "prompt remittance" statutes. Such statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of such money orders thereby limiting the number of days or "float" which the Company has use of the money from the sale of such money orders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

In addition, certain states, including California, Ohio, Utah, Pennsylvania, Washington and the District of Columbia, have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements while others require check cashing stores to file fee schedules with the state.

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

Federal Regulation

Pursuant to regulations promulgated under the Bank Secrecy Act ("BSA") by the U.S. Treasury Department, transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be reported. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through, or to the financial institution that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash-in or cash-out totaling more than $10,000 during any one business day. Management believes that the Company's POS system and employee training programs are essential to the Company's compliance with these regulatory requirements.

Also, pursuant to the BSA, non-bank financial institutions, "money servicer businesses" ("MSB's"), are required by the Money Laundering Act of 1994 to register with the Department of Treasury. The rule generally applies to five classes of financial businesses. The type of MSB businesses include check cashers and sellers of money orders. Under the final rule, MSB's must renew every two years. In addition, MSB's must maintain a list of their agents and update the list annually with the list being prepared by January 1, 2002 and made available for examination.

In Canada, the federal government does not directly regulate the check cashing or "payday" loan industries nor do provincial governments impose any regulations specific to the industry. The exception is in the Province of Quebec where check cashing stores are not permitted to charge a fee to cash government checks.

In the United Kingdom, the Office of Fair Trading ("OFT") is responsible for regulating competition policy and consumer protection. To date, the OFT has not enacted any regulations specific to the check cashing or "payday" loan industries.

Proprietary Rights

The Company has the rights to a variety of service marks relating to products or services it provides in its stores. In addition, the Company has trademarks relating to the various names under which the Company's stores operate. The Company does not believe that any of its service marks or trademarks are material to its business.

Insurance Coverage

The Company maintains insurance coverage against losses, including theft, to protect its earnings and properties. In addition, the Company maintains insurance coverage against criminal acts, which coverage has a $25,000 per occurrence plus 20% deductible.

Employees

As of June 30, 2001, the Company employed 2,878 persons worldwide, comprised of:
235 persons employed in the Company's accounting, management information systems, legal, human resources, treasury, finance and administrative departments including Canada and the UK and 2,643 persons employed in the stores, including customer service representatives, store managers, regional supervisors, operations directors, and administrative personnel.

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

Item 2. PROPERTIES

The Company leases all store premises, which typically have initial terms of 5 to 20 years and contain provisions for renewal options; additional rental charges based on revenue, and payment of real estate taxes and common area charges. With respect to leased stores open as of June 30, 2001, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

    Period Ending            Number of
      June 30,            Leases Expiring
      ---------           ---------------
        2002                      68
        2003 - 2006              312
        2007 - 2011              200
        2012 - 2016               41
        2017 - 2021               10
                               ------
                                 631

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation, other than routine litigation and administrative proceedings arising in the ordinary course of business, that would have a material adverse effect on the Company.

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

Item 6. SELECTED FINANCIAL DATA

The selected consolidated historical financial information on the following page should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The balance sheet and statement of operations data of the Company as of and for the years ended June 30, 1997, 1998, 1999, 2000 and 2001 have been derived from historical consolidated financial statements of the Company.

                                                                         Year ended June 30,
                                        ---------------------------------------------------------------------------------------
                                             1997(1)            1998         1999(2), (3)        2000(4)          2001(5)
                                        ---------------------------------------------------------------------------------------
                                                            (dollars in thousands, except check cashing data)

Statement of Operations Data:
Revenues:
   Revenues from check cashing........     $       51,928   $       70,306    $       76,304  $       97,350    $      105,690
   Revenues from Cash `Til Payday,net.              1,471            7,448            18,559          34,787            58,367
   Revenues from money transfer fees..              3,845            5,910             6,687           7,881             9,444
   Revenues from government services..             16,141           14,311             6,753           6,375             4,282
   Other revenues.....................              9,627           13,210            12,676          19,360            17,716
                                        ---------------------------------------------------------------------------------------
Total revenues........................             83,012          111,185           120,979         165,753           195,499

Store and regional expenses:
   Salaries and benefits..............             26,817           33,670            35,329          47,058            57,453
   Occupancy..........................              7,951            9,656             9,609          12,800            16,881
   Depreciation.......................              1,446            2,018             2,227           4,683             5,829
   Other..............................             20,452           24,002            23,764          36,503            45,321
                                        ---------------------------------------------------------------------------------------
Total store and regional expenses.....             56,666           69,346            70,929         101,044           125,484

Corporate expenses....................              8,175           12,462            13,648          20,864            22,500
Loss on store closings and sales......                381               45               103             249               926
Goodwill amortization.................              2,792            3,624             4,686           5,564             4,710
Other depreciation and amortization...              1,113            1,152             1,020           1,620             1,952
Interest expense......................             10,007           12,945            16,401          17,491            20,361
Recapitalization costs and other
   non-recurring items................                  -                -            12,575           1,478                 -
Writedown of goodwill.................                  -           12,870                 -               -                 -
                                        ---------------------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item.................              3,878           (1,259)            1,617          17,443            19,566
Income tax provision .................              2,425            5,538             3,881          12,043            12,876
                                        ---------------------------------------------------------------------------------------
Income (loss) before extraordinary item             1,453           (6,797)           (2,264)          5,400             6,690
Extraordinary loss on debt
   extinguishment(net of income tax
   benefit of $1,042 and $45).........             (2,023)               -               (85)              -                 -
                                        ---------------------------------------------------------------------------------------
Net (loss) income ....................     $         (570)   $      (6,797)    $      (2,349)  $       5,400    $        6,690
                                        =======================================================================================

Operating and Other Data:
Adjusted EBITDA (6)...................     $       19,724   $       31,526    $       38,619  $       48,405    $       53,885
Adjusted EBITDA margin (6)............              23.8%            28.4%             31.9%           29.2%             27.6%
Net cash provided by (used in):
   Operating activities...............              9,319           18,003            15,951          16,792            16,442
   Investing activities...............           (75,674)           (4,237)          (23,471)        (44,526)          (32,365)
   Financing activities...............             99,120          (12,699)           18,269          35,306            15,602
Stores in operation at end of period..                436              416               437             891               978

Check Cashing Data:
Face amount of checks cashed..........     $1,878,587,000   $2,301,861,000    $2,319,847,000  $2,784,267,000    $3,150,350,000
Number of checks cashed...............          6,492,495        7,991,128         7,490,406       8,328,176         9,406,749
Average face amount per check cashed..            $289.35          $288.05           $309.71         $334.32           $334.90
Average fee per check.................              $8.00            $8.80            $10.14          $11.69            $11.24
Average fee as a % of face amount.....              2.76%            3.05%             3.28%           3.50%             3.36%

Balance Sheet Data (at end of period):
Cash..................................     $       55,205   $       55,501    $       65,782  $       73,288    $       72,452
Total assets..........................            185,988          165,850           203,709         259,714           276,172
Total indebtedness....................            124,991          112,675           142,166         179,146           197,136
Shareholder's equity..................             38,560           29,454            36,334          39,595            42,624







(1) On August 8, 1996, the Company purchased all of the outstanding common stock of Any Kind Check Cashing Centers, Inc. and all the partnership interests in U.S. Check Exchange Limited Partnership which together operated 63 check cashing stores in seven states and the District of Columbia. Total consideration for the purchase was $31.0 million, of which $2.0 million was in the form of Holdings' common stock, plus initial working capital of approximately $6.0 million. On August 28, 1996, the Company acquired the assets associated with the operations of "ABC Check Cashing" which operated 15 check cashing centers within the Cleveland, Ohio area for $6.0 million in cash. On November 15, 1996, the Company purchased all of the outstanding common stock of National Money Mart, Inc. which owned and operated 36 check cashing stores and franchised 107 check cashing stores, all of which operate in Canada under the name "Money Mart." Total consideration for the purchase was $17.7 million, of which approximately $500,000 was in the form of Holdings' common stock, plus initial working capital of approximately $900,000. On November 15, 1996, the Company acquired the assets associated with the operations of Cash-N-Dash Check Cashing, Inc. which operated 32 check cashing stores in northern California under the name "Cash-N-Dash." Total consideration for the purchase was $7.3 million. On November 21, 1996, the Company purchased all the outstanding stock of C&C Check Cashing, Inc. which operated 22 check cashing stores in northern California under the name "C&C Check Cashing." Total consideration for the purchase was $3.8 million plus initial working capital of approximately $500,000. On April 18, 1997, the Company purchased all of the outstanding common stock of Canadian Capital Corporation which operated 43 check cashing stores in Canada under a franchise agreement with Money Mart. Total consideration for the purchase was $13.3 million plus initial working capital of approximately $1.8 million. Each of the acquisitions described above was accounted for under the purchase method of accounting. Approximately $74.3 million, the acquisition costs in excess of the fair market values of the net assets acquired, was recorded as goodwill. The acquisitions were funded through borrowings, issuance of Holdings Common Stock and revenue-based earn-outs totaling $1.1 million which are payable over a period of up to four years with $600,000 paid out through June 30, 2001.
(2) On November 13, 1998, Holdings entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") a Delaware corporation, controlled by Green Equity Investors II, L.P., a Delaware limited partnership ("GEI II") and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. The Merger was accounted for as a recapitalization of Holdings.
(3) On February 10, 1999, the Company acquired all of the outstanding shares of Instant Cash Loans Limited ("ICL") which operated eleven stores in the United Kingdom. The initial purchase price for this acquisition was $9.4 million plus initial working capital of approximately $2.0 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes Due 2006. On February 17, 1999, National Money Mart Company, a subsidiary of the Company, acquired the remaining 86.5% partnership interest in its Calgary Money Mart Partnership ("Calgary"). Calgary operated six stores in Alberta, Canada. The aggregate purchase price for this acquisition was $5.6 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes Due 2006.
(4) On July 7, 1999, the Company acquired all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operated 44 company owned stores in the United Kingdom. The initial purchase price for this acquisition was $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and the Company's 10 7/8% Senior Subordinated Notes Due 2006. The excess of the purchase price over the fair value of the identifiable net assets acquired was $8.2 million. Additional consideration of $9.7 million was subsequently paid based under the profit-based earn-out agreement. On November 18, 1999, the Company acquired all of the outstanding shares of Cheques R Us, Inc. ("CRU") and Courtenay Money Mart Ltd. ("Courtenay"), which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.2 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.1 million. On December 15, 1999, the Company acquired all of the outstanding shares of Cash Centres Corporation Limited ("CCL"), which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. Additional consideration of $2.7 million was subsequently paid based under a profit-based earn-out agreement. On February 10, 2000, the Company acquired primarily all of the assets of CheckStop, Inc. ("CheckStop"), which is a payday loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. Additional consideration of $250,000 was subsequently paid based upon a future results of operations earn-out agreement.




(5) On August 1, 2000, the Company purchased all of the outstanding shares of West Coast Chequing Centres, LTD ("WCCC") which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess price over the fair value of identifiable net assets acquired was $1.4 million. On August 7, 2000, the Company purchased substantially all of the assets of Fast `n Friendly Check Cashing ("F&F"), which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid based on a revenue earn-out agreement. On August 28, 2000, the Company purchased primarily all of the assets of Ram-Dur Enterprises, Inc., d/b/a AAA Check Cashing Centers ("AAA"), which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million. On December 5, 2000, the Company purchased all of the outstanding shares of Fastcash Ltd., ("FCL"), which operated 13 company owned stores and 27 franchises in The United Kingdom. The aggregate purchase price for this acquisition was $3.1 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.8 million based on future levels of profitability.
(6) Adjusted EBITDA is earnings before interest, income taxes, depreciation, amortization, recapitalization costs and other non-recurring items, writedown of goodwill and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by accounting principles generally accepted in the United States and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with accounting principles generally accepted in the United States. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company has historically derived its revenues primarily from providing check cashing services and other consumer financial products and services including money orders, money transfers, short-term consumer loans and bill payment. In addition, certain Company stores provide for the distribution of public assistance benefits and food coupons. For the years ended June 30, 1999, 2000 and 2001, check cashing revenues as a percentage of total revenues approximated 63.1%, 58.7%, and 54.1%, respectively, and Cash `Til Payday(R) revenues as a percentage of total revenues approximated 15.3%, 21.0% and 29.9%, respectively.

The check cashing industry in the United States is highly fragmented, and has experienced considerable growth as store locations have increased from approximately 1,350 in 1986 to approximately 10,000 as of January 2001. The Company believes it is one of only seven domestic check cashing store networks with more than 100 locations. The industry is comprised of mostly local chains and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in low-paying service sector jobs and an overall increase in the lower-income population.

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

                                              Number of Stores
                  Company                                         Month Acquired           Purchase Price
-------------------------------------------------------------------------------------------------------------

Instant Cash Loans Limited................          11           February 1999            $    9.4 million
Calgary Money Mart Partnership............           6           February 1999            $    5.6 million
Cash A Cheque Holdings Great Britain
     Limited..............................          44           July 1999                $   22.2 million
Cheques R Us, Inc.........................           6           November 1999            $    1.2 million
Cash Centres Corporation Limited..........         243 (1)       December 1999            $   11.1 million
CheckStop, Inc............................          N/A(2)       February 2000            $    3.0 million
West Coast Chequing Centres...............           6           August 2000              $    1.5 million
Fast `n Friendly Check Cashing............           8           August 2000              $    0.9 million
Ram-Dur Enterprises.......................           5           August 2000              $    1.3 million
Fastcash Limited..........................          40 (3)       December 2000            $    3.1 million

(1)      Includes 238 franchised stores.
(2)      Operates through 150 independent agents.
(3)      Includes 27 franchised stores.

This Management's Discussion and Analysis of Financial Condition and Results of Operations solely reflects the historical results of the Company. The aforementioned purchase price for Instant Cash Loans Limited ("ICL") does not include initial working capital of approximately $2.0 million. The aforementioned purchase price for Cash A Cheque Holdings Great Britain Limited ("CAC") and Cash Centres Corporation Limited ("CCL") includes additional amounts paid to the sellers of $9.7 million and $2.7 million, respectively, based under profit-based earn-out agreements. The aforementioned purchase price for CheckStop, Inc. ("CheckStop") and Fast `n Friendly ("F&F") includes additional amounts paid to the sellers of $250,000 and $150,000, respectively, based upon a future results of operations earn-out agreement and a revenue based earnout agreement, respectively. The aforementioned purchase price for Fastcash Ltd. ("FCL") excludes potential contingent payments to the sellers of $2.8 million based on future profitability. Any amounts paid under the earn-out contingencies will be recorded as additional consideration of the acquisition when the contingency is resolved.

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

The Company's revenues from government services as a percentage of total revenues decreased for the year ended June 30, 2001. The Company expects that its revenues from the distribution of public assistance benefits will continue to decline due to a number of factors, including a continued reduction in the number of recipients eligible for benefits. Additionally, a number of state and local governmental agencies have initiated processes to install electronic benefits transfer systems designed to disburse public assistance benefits directly to individuals (sometimes referred to as "EBT" systems). During the year ended June 30, 2001, the State of New York completed a statewide implementation of an EBT system. As a result, the Company's contract was terminated. Management of the Company has concluded that the termination of this contract will not have a material adverse effect on the Company's results of operations or financial condition. See "Government Benefits Distribution" on page 12.

Results of Operations

The following table sets forth the Company's results of operations as a percentage of revenues for the indicated periods:

                                                                              Year ended June 30,
                                                                           ----------------------------
                                                                             1999     2000     2001
                                                                           ----------------------------
Statement of Operations Data:
Revenues:
    Revenues from check cashing...........................................   63.1%    58.7%    54.1%
    Revenues from Cash `Til Payday, net...................................   15.3     21.0     29.9
    Revenues from money transfer fees.....................................    5.5      4.8      4.8
    Revenues from government services.....................................    5.6      3.8      2.2
    Other revenues........................................................   10.5     11.7      9.0
                                                                           ----------------------------
Total revenues............................................................  100.0    100.0    100.0

Store and regional expenses:
    Salaries and benefits.................................................   29.2     28.4     29.4
    Occupancy.............................................................    7.9      7.7      8.6
    Depreciation..........................................................    1.8      2.8      3.0
    Other.................................................................   19.6     22.0     23.2
                                                                           ----------------------------
Total store and regional expenses.........................................   58.5     60.9     64.2

Corporate expenses........................................................   11.3     12.6     11.5
Loss on store closings and sales..........................................    0.1      0.2      0.5
Goodwill amortization.....................................................    3.9      3.3      2.4
Other depreciation and amortization.......................................    0.8      1.0      1.0
Interest expense..........................................................   13.6     10.5     10.4
Recapitalization costs and other non-recurring items......................   10.4      0.9      -
                                                                           ----------------------------
Income before income taxes and extraordinary item.........................    1.4     10.6     10.0
Income tax provision .....................................................    3.2      7.3      6.6
                                                                           ----------------------------
(Loss) income before extraordinary item...................................   (1.8)     3.3      3.4
Extraordinary loss on debt extinguishment (net of income tax benefit).....   (0.1)     -        -
                                                                           ----------------------------
Net (loss) income.........................................................   (1.9)%    3.3%     3.4%
                                                                           ============================

Year Ended June 30, 2001 Compared to the Year Ended June 30, 2000

Total revenues were $195.5 million for the year ended June 30, 2001 as compared to $165.8 million for the year ended June 30, 2000, an increase of $29.7 million, or 17.9%. Of this increase, $5.8 million resulted from the results of operations of the entities acquired during fiscal 2001, (collectively referred to hereafter as the "Acquisitions"). In addition, revenues increased $5.7 million as a result of new store openings during fiscal 2001. Also, revenues from acquired stores and new stores opened during fiscal year 2000, which had a full year of revenues in fiscal year 2001, increased $9.3 million and $10.8 million, respectively. The change in foreign exchange rates accounted for a decrease of $5.4 million in total foreign revenue. For stores that were opened and owned by the Company during the entire period from July 1, 1999 through June 30, 2001, revenues increased by 2.8% or $3.6 million. After eliminating the impact in the devaluation of the foreign currencies, the comparable retail store sales increased $6.4 million or 4.9%. As a result of continued expansion of Loan Mart(R) stores, the addition of moneymart.com(TM) agency locations and increased originations of Cash `Til Payday(R) loans, Cash `Til Payday(R) revenues, increased as a percentage of total revenues.

Store and regional expenses were $125.5 million for the year ended June 30, 2001 as compared to $101.0 million for the year ended June 30, 2000, an increase of $24.5 million, or 24.3%. The Acquisitions resulted in an increase in store and regional expenses of $4.3 million and new store openings accounted for an increase of $8.0 million. Also, store and regional expenses from acquired stores and new stores opened during fiscal year 2000, which incurred a full year of expenses in fiscal year 2001, increased $9.5 million and $6.4 million, respectively. Store and regional expenses as a percentage of revenues increased from 60.9% in the year ended June 30, 2000 to 64.2% in the year ended June 30, 2001 due to increased costs associated with new store openings during the year ended June 30, 2001.

Salaries and benefits were $57.5 million for the year ended June 30, 2001 as compared to $47.1 million for the year ended June 30, 2000, an increase of $10.4 million, or 22.1%. The Acquisitions accounted for an increase in salaries and benefits of $1.9 million and new store openings accounted for $3.3 million. Also, salaries and benefits from acquired stores and new stores opened during fiscal year 2000, which incurred a full year of expenses in fiscal year 2001, increased $3.9 million and $2.9 million, respectively. Salaries and benefits expenses as a percentage of revenues increased from 28.4% for the year ended June 30, 2000 to 29.4% for the year ended June 30, 2001 due to increased costs associated with new store openings during the year ended June 30, 2001.

Occupancy expense was $16.9 million for the year ended June 30, 2001 as compared to $12.8 million for the year ended June 30, 2000, an increase of $4.1 million, or 32.0%. The Acquisitions accounted for an increase of $600,000. In addition, occupancy expenses increased $1.8 million from new store openings during the year ended June 30, 2000. Also, occupancy expenses from acquired stores and new stores opened during fiscal year 2000, which incurred a full year of expenses in fiscal year 2001, increased $400,000 and $1.5 million, respectively. Occupancy expense as a percentage of revenues increased from 7.7% for the year ended June 30, 2000 to 8.6% for the year ended June 30, 2001 due to increased costs associated with new store openings during the year ended June 30, 2001.

Depreciation expense was $5.8 million for the year ended June 30, 2001 as compared to $4.7 million for the year ended June 30, 2000 an increase of $1.1 million, or 23.4%. The Acquisitions accounted for an increase of $100,000 and new store openings accounted for an increase of $500,000. Also, depreciation expenses from acquired stores and new stores opened during fiscal year 2000, which incurred a full year of expenses in fiscal year 2001, increased $100,000 and $500,000, respectively. Depreciation expense as a percentage of revenues increased to 3.0% for the year ended June 30, 2001 from 2.8% for the year ended June 30, 2000.

Other store and regional expenses were $45.3 million for the year ended June 30, 2001 as compared to $36.5 million for the year ended June 30, 2000, an increase of $8.8 million, or 24.1%. The Acquisitions and new store openings accounted for an increase in other store and regional expenses of $1.6 million and $2.4 million respectively. Also, other store and regional expenses from acquired stores and new stores opened during fiscal year 2000, which incurred a full year of expenses in fiscal year 2001, increased $5.1 million and $1.5 million, respectively. Other store and regional expenses consist of bank charges, armored security costs, net returned checks, cash shortages, cost of goods sold, insurance, advertising and other costs incurred by the stores.

Corporate expenses were $22.5 million for the year ended June 30, 2001 as compared to $20.9 million for the year ended June 30, 2000, an increase of $1.6 million, or 7.7%. This increase resulted from the additional corporate costs associated with the Acquisitions and new store openings during fiscal 2001. Corporate expenses as a percentage of revenues decreased to 11.5% for the year ended June 30, 2001 from 12.6% for the year ended June 30, 2000.

Loss on store closings and sales were $900,000 for the year ended June 30, 2001 compared to $200,000 for the year ended June 30, 2000. In the third quarter of fiscal year 2001 the Company closed certain underperforming stores. As a result, $530,000 was accrued for closure costs.

Goodwill amortization was $4.7 million for the year ended June 30, 2001 as compared to $5.6 million for the year ended June 30, 2000, a decrease of $900,000, or 16.1%. The decrease is due to the completion of the accelerated amortization of the remaining goodwill associated with the pending expiration of the Company's government services lines of business, partially offset by the goodwill associated with the Acquisitions.

Other depreciation and amortization expenses were $2.0 million for the year ended June 30, 2001 as compared to $1.6 million for the year ended June 30, 2000, an increase of $400,000, or 25.0%. Of this increase, the Acquisitions accounted for $100,000. Other depreciation and amortization as a percentage of revenues remained constant at 1.0% for the years ended June 30, 2001 and 2000.

Interest expense was $20.4 million for the year ended June 30, 2001 as compared to $17.5 million for the year ended June 30, 2000, an increase of $2.9 million, or 16.6%. This increase was primarily attributable to the increase of borrowings under the Company's credit facilities to fund acquisitions, purchases of property and equipment related to existing stores, recently acquired stores and investments in technology.

Year Ended June 30, 2000 Compared to the Year Ended June 30, 1999

Total revenues were $165.8 million for the year ended June 30, 2000 as compared to $121.0 million for the year ended June 30, 1999, an increase of $44.8 million, or 37.0%. Of this increase, $18.5 million resulted from the inclusion of the results of operations of the entities acquired during fiscal 2000, (collectively referred to hereafter as the "2000 Acquisitions"). In addition, revenues increased $4.8 million from new store openings during fiscal 2000. For stores that were opened and owned by the Company during the entire period from July 1, 1998 through June 30, 2000, revenues increased by 13.5%. This increase resulted from an increase in Cash `Til Payday(R) revenues of 52.3% and an increase in revenues from check cashing of 4.5%, offset in part by a decrease in revenues from government services of 36.8%. The increase in Cash `Til Payday(R) revenues resulted primarily from improvements in product design. Government services revenues accounted for 3.8% of total revenues for the year ended June 30, 2000, a decrease from 5.6% of total revenues for the year ended June 30, 1999. The decrease in revenues from government services resulted primarily from the reduction in the number of individuals receiving benefits under government programs and due to the implementation of EBT systems. As state and local government agencies implement EBT systems, the Company expects a continuing decline in the Company's government services revenue.

Store and regional expenses were $101.0 million for the year ended June 30, 2000 as compared to $70.9 million for the year ended June 30, 1999, an increase of $30.1 million, or 42.5%. The 2000 Acquisitions resulted in an increase in store and regional expenses of $11.6 million and new store openings accounted for $7.9 million. Also, accounting for the increase in store and regional expenses were acquisitions during fiscal year 1999 which incurred a full year of expenses in fiscal year 2000. Store and regional expenses as a percentage of revenues increased from 58.5% in the year ended June 30, 1999 to 60.9% in the year ended June 30, 2000 due to increased costs associated with new store openings during the year ended June 30, 2000.

Salaries and benefits were $47.1 million for the year ended June 30, 2000 as compared to $35.3 million for the year ended June 30, 1999, an increase of $11.8 million, or 33.4%. The 2000 Acquisitions accounted for an increase in salaries and benefits of $4.2 million and new store openings accounted for $2.9 million. Salaries and benefits expenses as a percentage of revenues decreased from 29.2% for the year ended June 30, 1999 to 28.4% for the year ended June 30, 2000, as a result of increases in revenues from the Cash `Til Payday(R) program and revenues from check cashing.

Occupancy expense was $12.8 million for the year ended June 30, 2000 as compared to $9.6 million for the year ended June 30, 1999, an increase of $3.2 million, or 33.3%. The 2000 Acquisitions accounted for an increase of $1.2 million. In addition, occupancy expenses increased $1.4 million from new store openings during the year ended June 30, 2000. Occupancy expense as a percentage of revenues decreased from 7.9% for the year ended June 30, 1999 to 7.7% for the year ended June 30, 2000, due to an increase in same store revenues.

Depreciation expense was $4.7 million for the year ended June 30, 2000 as compared to $2.2 million for the year ended June 30, 1999 an increase of $2.5 million, or 113.6%. The 2000 Acquisitions accounted for an increase of $1.1 million and new store openings accounted for $600,000. Depreciation expense as a percentage of revenues increased to 2.8% for the year ended June 30, 2000 from 1.8% for the year ended June 30, 1999.

Other store and regional expenses were $36.5 million for the year ended June 30, 2000 as compared to $23.8 million for the year ended June 30, 1999, an increase of $12.7 million, or 53.4%. The 2000 Acquisitions and new store openings accounted for an increase in other store and regional expenses of $5.1 million and $3.0 million respectively. Other store and regional expenses consist of bank charges, armored security costs, net returned checks, cash shortages, cost of goods sold, insurance, advertising and other costs incurred by the stores.

Corporate expenses were $20.9 million for the year ended June 30, 2000 as compared to $13.6 million for the year ended June 30, 1999, an increase of $7.3 million, or 53.7%. This increase resulted from the additional corporate costs associated with the 2000 Acquisitions and new store openings during fiscal 2000. Corporate expenses as a percentage of revenues increased from 11.3% for the year ended June 30, 1999 to 12.6% for the year ended June 30, 2000.

Goodwill amortization was $5.6 million for the year ended June 30, 2000 as compared to $4.7 million for the year ended June 30, 1999, an increase of $900,000, or 19.1%. This increase was mainly due to the amortization of the goodwill associated with the 2000 Acquisitions during the year ended June 30, 2000.

Other depreciation and amortization expenses were $1.6 million for the year ended June 30, 2000 as compared to $1.0 million for the year ended June 30, 1999, an increase of $600,000 or 60%. Of this increase, the 2000 Acquisitions accounted for $100,000. Other depreciation and amortization as a percentage of revenues increased to 1.0% for the year ended June 30, 2000 from .8% for the year ended June 30, 1999.

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

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings' common stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, fund Company originated Cash `Til Payday(R) loans and finance loan store expansion. For the years ended June 30, 1999, 2000 and 2001, the Company had net cash provided by operating activities of $16.0 million, $16.8 million, and $16.4 million, respectively, for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology and acquisitions. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $8.0 million during its fiscal year ending June 30, 2002, for remodeling and relocation of certain existing stores and for opening new stores.

In connection with the Merger, the Company terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996. The Company entered into a Credit Agreement, dated as of December 18, 1998 obtaining a new $160 million credit facility. The Credit Agreement provided for a revolving credit facility of up to $70 million and provided for two term loans aggregating up to $90 million. During the year ended June 30, 2001, the Company negotiated and executed an amendment to the credit facility providing for an increase in the facility of $15 million up to $85 million with the same terms and conditions. The borrowings under the revolving credit facility as of June 30, 2000 and 2001 were $42.5 million and $62.3 million, respectively. The $90 million term loans were available to fund the Company's repurchase obligations in excess of $20 million, if any, in connection with the change of control provision of its 10 7/8% Senior Notes due 2006 (the "Senior Notes"). Repurchase obligations in connection with the Senior Notes were $810,000 and as a result, the $90 million term loan commitments expired on February 16, 1999. Issuance costs associated with the new Credit Agreement paid during fiscal 2000 and 2001 were $500,000 and $200,000, respectively.

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

The Company has a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility provides for a commitment of up to approximately $4.6 million of which $2.5 million and $200,000 were outstanding as of June 30, 2000 and 2001, respectively. Amounts outstanding under the facility bear interest at a rate of Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance. For the Company's United Kingdom operations, the Company also has a British pound overdraft facility which provides for a commitment of up to approximately $7.1 million of which $4.6 million and $5.3 million was outstanding as of June 30, 2000 and June 30, 2001, respectively. Amounts outstanding under the facility bear interest at a rate of the Libor Rate plus 1.00% and 1.25% at June 30, 2000 and 2001, respectively. The overdraft facility is secured by an $8.0 million Letter of Credit issued by Wells Fargo Bank under the revolving credit facility.

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

The Company is highly leveraged, and borrowings under the new revolving credit facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the new revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues (consistent with historical growth), growth in the Cash `Til Payday(R) loan business, the maturity of recently opened stores and the continued expansion of new stores. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

Income Taxes

The Company's effective tax rates for fiscal 1999, 2000 and 2001 were 240.0%, 69.0% and 65.8%, respectively. The effective rate differs from the federal statutory rate of 35% due to state taxes, foreign taxes and nondeductible goodwill amortization which resulted from the June 30, 1994 acquisition of the Company and several subsequent acquisitions.

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

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which delays the effective date of SFAS No. 133. Accordingly, SFAS 133 shall be effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. The statement was adopted effective July 1, 2000, and did not materially impact the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SEC subsequently issued SAB 101B, which delays the effective date of SAB101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 was adopted for the fourth quarter of fiscal year ended June 30, 2001 and did not effect the Company's results of operations, financial position, capital resources or liquidity.

In June,  2001,  the FASB issued  Statements of Financial  Accounting  Standards
("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will apply the new accounting rules beginning July 1, 2001. The Company expects this statement to favorably impact its fiscal year 2002 pre-tax results of operations by approximately $4.6 million.

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

Foreign Exchange Rates

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations and precautions have been taken should exchange rates shift. For the United Kingdom and Canada subsidiaries, put options with a notional value of 8.0 million British Pounds and 36.0 million Canadian Dollars, respectively, have been purchased to protect quarterly earnings in the United Kingdom and Canada against foreign exchange fluctuations. Each contract has a strike price of initially 5% out of the money at the date of acquisition and each contract was out of the money at June 30, 2001. Out of the money put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. This strategy will continually be evaluated as to its effectiveness and suitability to the Company.

The Canadian and the United Kingdom operations constitute approximately 66.1% and 5.1%, respectively of the Company's fiscal year 2001 consolidated pre-tax earnings. As currency exchange rates change, translation of the financial results of the Canadian and United Kingdom operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in translation adjustments of $9.2 million to the Company's net assets.

The Company estimated that a 10% change in foreign exchange rates by itself would impact reported pre-tax earnings from continuing operations by approximately $1.4 million and $763,000 for the years ended June 30, 2001 and 2000, respectively. Such impact represents nearly 7.1% and 4.4% of the Company's consolidated pre-tax earnings for fiscal years 2001 and 2000, respectively.

Item 8. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DFG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dollar Financial Group, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Group, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.



                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
September 13, 2001

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                                                        June 30,
                                                                        ------------------------------------------
                                                                               2000                     2001
                                                                        ------------------------------------------

Assets
Cash and cash equivalents..............................................     $     73,288             $      72,452
Accounts receivable, net...............................................           13,134                    23,770
Prepaid expenses.......................................................            5,661                     6,517
Deferred income taxes..................................................              759                         -
Notes receivable--officers.............................................            2,920                     2,756
Due from parent........................................................              878                     2,596
Property and equipment, net of accumulated
    depreciation of $15,094 and $21,666................................           23,625                    29,140
Goodwill and other intangibles, net of accumulated
    amortization of $18,897 and $23,863................................          128,115                   129,555
Debt issuance costs, net of accumulated
    amortization of $3,184 and $4,642..................................            8,446                     7,232
Other..................................................................            2,888                     2,154
                                                                              ------------------------------------
                                                                            $    259,714             $     276,172
                                                                              ====================================

Liabilities and shareholder's equity
Accounts payable.......................................................     $     16,331             $      18,325
Income taxes payable...................................................              603                     6,782
Advance from money transfer agent......................................            1,000                         -
Accrued expenses.......................................................           21,429                     8,804
Accrued interest payable...............................................            1,610                     1,573
Deferred tax liability.................................................                -                       928
Revolving credit facilities............................................           49,578                    67,824
10-7/8% Senior Notes due 2006..........................................          109,190                   109,190
Subordinated notes payable and other...................................           20,378                    20,122
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares authorized;
       100 shares issued and outstanding at June 30, 2000
       and 2001........................................................                -                         -
    Additional paid-in capital.........................................           50,957                    50,957
    (Accumulated deficit) retained earnings............................           (5,824)                      866
    Accumulated other comprehensive loss...............................           (5,538)                   (9,199)
                                                                              ------------------------------------
Total shareholder's equity.............................................           39,595                    42,624
                                                                              ------------------------------------
                                                                            $    259,714             $     276,172
                                                                              ====================================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                              Year ended June 30,
                                                                 -----------------------------------------------
                                                                      1999           2000            2001
                                                                 -----------------------------------------------


Revenues.....................................................        $  120,979      $ 165,753     $    195,499
Store and regional expenses:
    Salaries and benefits....................................            35,329         47,058           57,453
    Occupancy                                                             9,609         12,800           16,881
    Depreciation.............................................             2,227          4,683            5,829
    Other....................................................            23,764         36,503           45,321
                                                                 -----------------------------------------------
Total store and regional expenses............................            70,929        101,044          125,484
Corporate expenses...........................................            13,648         20,864           22,500
Loss on store closings and sales.............................               103            249              926
Goodwill amortization........................................             4,686          5,564            4,710
Other depreciation and amortization..........................             1,020          1,620            1,952
Interest expense, net of interest income of $66
    $374 and $470............................................            16,401         17,491           20,361
Recapitalization costs and other non-recurring items.........            12,575          1,478                -
                                                                 -----------------------------------------------
Income before income taxes...................................             1,617         17,443           19,566
Income tax provision.........................................             3,881         12,043           12,876
                                                                 -----------------------------------------------
(Loss) income before extraordinary item......................            (2,264)         5,400            6,690
Extraordinary loss on debt extinguishment
    (net of income tax benefit of $45).......................                85              -                -
                                                                 -----------------------------------------------
Net (loss) income............................................        $   (2,349)     $   5,400     $      6,690
                                                                 ===============================================


                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (In thousands, except share data)


                                                                    (Accumulated    Accumulated
                                                       Additional     Deficit)         Other           Total
                                    Common Stock        Paid-in       Retained     Comprehensive   Shareholder's
                                ----------------------
                                  Shares     Amount     Capital       Earnings          Loss           Equity
                                ----------------------------------------------------------------------------------

Balance June 30, 1998.........       100   $        -    $  40,941    $   (8,875)      $   (2,612)     $   29,454
Comprehensive income..........
     Translation adjustment
         for the year ended
         June 30, 1999........                                                               (654)           (654)
   Net loss for the year ended
      June 30, 1999...........                                            (2,349)                          (2,349)
                                                                                                   ---------------
Total comprehensive loss......                                                                             (3,003)
   Noncash compensation.......                               9,883                                          9,883
                                ----------------------------------------------------------------------------------
Balance, June 30, 1999........       100            -       50,824       (11,224)          (3,266)         36,334
                                ----------------------------------------------------------------------------------
Comprehensive income..........
     Translation adjustment
         for the year ended
         June 30, 2000........                                                             (2,272)         (2,272)
     Net income for the
     year ended June 30, 2000.                                             5,400                            5,400
                                                                                                   ---------------
Total comprehensive income....                                                                              3,128
     Noncash compensation.....                                 133                                            133
                                ----------------------------------------------------------------------------------
Balance, June 30, 2000........       100            -       50,957        (5,824)          (5,538)         39,595
                                ----------------------------------------------------------------------------------
Comprehensive income..........
     Translation adjustment
         for the year ended
         June 30, 2001........                                                             (3,661)         (3,661)
     Net income for the
     year ended June 30, 2001.                                             6,690                            6,690
                                                                                                   ---------------
Total comprehensive income....                                                                              3,029
                                ----------------------------------------------------------------------------------
Balance, June 30, 2001........       100   $        -    $  50,957    $      866       $   (9,199)     $   42,624
                                ==================================================================================


                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Year ended June 30,
                                                                            ------------------------------------------
                                                                                1999         2000          2001
                                                                            ------------------------------------------

Cash flows from operating activities:
Net (loss) income........................................................   $   (2,349)    $  5,400      $ 6,690
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
       Depreciation and amortization.....................................       10,892       13,120       13,948
       Loss on store closings and sales..................................          103          249          926
           Noncash recapitalization costs................................        9,883          133            -
       Extraordinary loss on debt extinguishment, net of income
          tax benefit....................................................           85            -            -
       Deferred tax provision (benefit)..................................          320         (837)       1,687
       Change in assets and liabilities (net of effect of acquisitions):
          Increase in accounts receivable and income taxes receivable....       (3,730)        (417)     (10,665)
          Increase in prepaid expenses and other.........................       (1,087)      (2,760)        (338)
          Increase in accounts payable, income taxes payable,
             accrued expenses and accrued interest payable...............        1,834        1,904        4,194
                                                                            ------------------------------------------
Net cash provided by operating activities................................       15,951       16,792       16,442

Cash flows from investing activities:
Acquisitions, net of cash acquired.......................................      (16,062)     (30,586)     (20,346)
Gross proceeds from sales of property and equipment......................            -            -          110
Additions to property and equipment......................................       (7,409)     (13,940)     (12,129)
                                                                            ------------------------------------------
Net cash used in investing activities....................................      (23,471)     (44,526)     (32,365)

Cash flows from financing activities:
Other debt payments......................................................         (840)      (1,020)        (284)
Repayment of advance from money transfer agent...........................       (1,000)      (1,000)      (1,000)
Net increase in revolving credit facilities..............................       11,719       37,416       18,246
Proceeds from long-term debt.............................................       18,107        1,893            -
Payments of debt issuance costs..........................................       (7,634)        (463)        (244)
Advances to officers.....................................................       (2,651)         (64)           -
Payments of financed insurance premiums..................................          (10)           -            -
Net decrease (increase) in due from parent...............................          578       (1,456)      (1,116)
                                                                            ------------------------------------------
Net cash provided by financing activities................................       18,269       35,306       15,602
Effect of exchange rate changes on cash and cash equivalents.............         (468)         (66)        (515)
                                                                            ------------------------------------------
Net increase (decrease) in cash and cash equivalents.....................       10,281        7,506         (836)
Cash and cash equivalents at beginning of year...........................       55,501       65,782       73,288
                                                                            ------------------------------------------
Cash and cash equivalents at end of year.................................     $ 65,782     $ 73,288   $   72,452
                                                                            ==========================================

Supplemental disclosures of cash flow information:
Interest paid............................................................     $ 12,538     $ 18,031   $   19,410
Income taxes paid........................................................     $  5,503     $ 12,957   $    4,800

Supplemental schedule of noncash investing and financing activities:
Noncash recapitalization costs...........................................     $  9,883     $    133   $        -

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

1. Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company. Holdings has no employees or operating activities.

The Company, through its subsidiaries, provides retail financial services to the general public through a network of 978 locations (of which 631 are Company-owned) operating as Money Mart(R), The Money Shop, Loan Mart(R), Cash a Cheque, Fastcash and Cash Centres in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary moneymart.com(TM), originates payday loans through 798 independent agents in 41 states.

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

Revenue recognition

Revenue generally is recognized when services for the customer have been provided which, in the case of check cashing and other retail products, is at the point of sale. For the Cash `Til Payday(R) unsecured short-term loans, origination and servicing fees are recognized ratably over the life of the loan. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" in December 1999. SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements, and the Company was required to comply with SAB 101 in fiscal year 2001. The impact did not effect the Company's results of operations, financial position, capital resources or liquidity.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using either the straight-line or double declining balance method over the estimated useful lives of the assets, which vary from three to fifteen years.

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

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

Store and Regional Expenses

The direct costs incurred in operating the Company's stores have been classified as store expenses. Store expenses include salaries and benefits of store and regional employees, rent and other occupancy costs, depreciation of property and equipment, bank charges, armored security costs, net returned checks, cash shortages, cost of goods sold and other costs incurred by the stores. Excluded from store operations are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs.

Returned Checks

The Company charges operations for losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received. The net expense for bad checks included in other store expenses in the accompanying consolidated statements of operations was $4,102,000, $5,769,000 and $8,186,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

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

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Employees' Retirement Plan

Retirement benefits are provided to substantially all full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee's contribution, up to 8% of the employee's compensation. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $423,000, $420,000, and $545,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $3,318,000, $4,842,000, and $6,061,000 for the years ended June 30,
1999, 2000 and 2001, respectively.

Fair Value of Financial Instruments

The carrying values of the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company's Senior Notes is based on quoted market prices and the fair value of the Senior Subordinated Notes is based on the value of the Senior Notes (see
Note 6).

Foreign Currency Translation and Transactions

National Money Mart Company ("Money Mart"), the Company's Canadian subsidiary and Instant Cash Loans ("ICL"), Cash a Cheque ("CAC"), Cash Centres ("CCL") and Fastcash ("FCL"), the Company's United Kingdom subsidiaries, operate check cashing and financial services outlets in Canada and the United Kingdom, respectively. The financial statements of these foreign subsidiaries have been translated into U.S. dollars in accordance with accounting principles generally accepted in the United States. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are included in results of operations.

Franchise Fees and Royalties

The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. Initial franchise fees included in revenues were $179,000, $195,000, and $216,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which delays the effective date of SFAS No. 133. Accordingly, SFAS 133 shall be effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. The statement was adopted effective July 1, 2000, and did not materially impact the Company's financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SEC subsequently issued SAB 101B, which delays the effective date of SAB101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 was adopted for the fourth quarter of fiscal year ended June 30, 2001 and did not effect the Company's results of operations, financial position, capital resources or liquidity.

In June,  2001,  the FASB issued  Statements of Financial  Accounting  Standards
("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will apply the new accounting rules beginning July 1, 2001. The Company expects this statement to favorably impact its fiscal year 2002 pre-tax results of operations by approximately $4.6 million.

3. DFG Holdings, Inc.

As discussed in Note 1, the Company is a wholly-owned subsidiary of Holdings. The activities of Holdings consist primarily of its investment in the Company and the issuance of $120.6 million aggregate principal amount of 13% Senior Discount Notes which generated gross cash proceeds of $64.0 million used in connection with the Merger (as defined below).

Recapitalization

On November 13, 1998, Holdings, entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") controlled by Green Equity Investors II, L.P., and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998, and in the Merger, the senior members of management retained substantially all of their stock in the surviving corporation and the other stockholders received cash in exchange for their shares of Holdings. Prior to the Merger between Holdings and Acquisition, management of the Company exercised their options in Holdings which were converted into equivalent amounts of stock. The Merger was accounted for as a recapitalization of Holdings. Recapitalization costs consist primarily of non-cash charges of $9.9 million and $133,000 for the years ended June 30, 1999 and 2000, respectively, relating to the exercise of Holding's options by management and other compensation received by the chief executive officer for services rendered in connection with the recapitalization of Holdings.

The management (other than the employment of Donald F. Gayhardt, Jr. as the President), Board of Directors and equity ownership of the Company did not change in the Merger and Holdings continues to own one hundred percent of the voting securities of the Company.

The components of Holdings' shareholders' equity are as follows:

Common Stock

Holdings issued 17,504.11 shares for $3,225 per share on December 18, 1998. Of the 100,000 shares authorized, 19,864.93 shares were issued and outstanding (106.71 are held in treasury) at June 30, 2001.

                          DOLLAR FINANCIAL GROUP, INC.

3. DFG Holdings, Inc. (continued)

Dividends

Under the terms of the Company's new revolving credit facility discussed in Note 6, the Company is permitted to declare, pay, or make cash dividends to Holdings under certain circumstances.

Stock Options

As part of the Merger and Recapitalization of Holdings, the then existing Stock Option Plan was terminated and any stock options not exercised were cancelled.

On February 15, 1999, Holdings adopted the DFG Holdings, Inc. 1999 Stock Incentive Plan (the "Plan") whereby 1,413.32 shares of Holdings' common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of Holdings' Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights ("SAR") may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the Plan shall be subject to adjustment as specified in the Plan provisions. No options may be granted after February 15, 2009. During the year ended June 30, 1999, 979 nonqualified stock options were granted under the Plan at an exercise price of $3,225 per share, the estimated fair market value of the common stock at date of grant. No options were granted under the Plan during the year ended June 30, 2000 During the year ended June 30, 2001, 218 nonqualified stock options were granted under the plan at an exercise price of $7,250, the estimated fair market value of the common stock on the date of grant. Forty-five options with an exercise price of $3,225 were forfeited during the year ended June 30, 2001. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date and have a term of ten years from the date of issuance.

Holdings has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

On December 15, 1999, the Company purchased all of the outstanding shares of Cash Centres Limited ("CCL"), which operated five company owned stores and 238 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. Additional consideration of $2.7 million was subsequently paid based under a profit-based earn-out agreement.

On February 10, 2000, the Company purchased primarily all of the assets of CheckStop, Inc. ("CheckStop"), which was a short-term loan business operating through 150 independent agents in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. Additional consideration of $250,000 was subsequently paid based upon a future results of operations earn-out agreement.

On August 1, 2000, the Company purchased all of the outstanding shares of West Coast Chequing Centres, LTD ("WCCC") which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.4 million.

On August 7, 2000, the Company purchased substantially all of the assets of Fast `n Friendly Check Cashing ("F&F"), which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through the Company's revolving credit facility. The excess of the purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid based on a revenue based earn-out agreement.

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

                          DOLLAR FINANCIAL GROUP, INC.

4. Acquisitions (continued)


The following unaudited pro forma information for the years ended 2000 and 2001 presents the results of operations as if the Acquisitions had occurred on July 1, 1999. The pro forma operating results include the results of operations for these acquisitions for the indicated periods and reflect the amortization of intangible assets arising from the acquisitions and increased interest expense on acquisition debt. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                     Year ended June 30,
                                                         (Unaudited)
                                             -----------------------------------
                                                   2000              2001
                                             -----------------------------------
                                                    (dollars in thousands)

Total revenue..............................      $ 176,340        $ 197,084
Net income.................................      $   5,060        $   6,874

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

5. Property and Equipment

Property and equipment at June 30, 2000 and 2001 consist of (in thousands):

                                                        June 30,
                                             --------------------------------
                                                  2000            2001
                                             --------------------------------

Land and buildings.......................    $           317 $           135
Leasehold improvements...................             11,529          14,953
Equipment and furniture..................             26,873          35,718
                                             --------------------------------
                                                      38,719          50,806
Less accumulated depreciation............             15,094          21,666
                                             --------------------------------
Total property and equipment.............    $        23,625 $        29,140
                                             ================================


Depreciation expense amounted to $2,745,000, $5,898,000, and $7,497,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

6. Debt

The Company has debt obligations at June 30, 2000 and 2001 as follows (in thousands):

                                                                           June 30,
                                                                  ---------------------------
                                                                      2000         2001
                                                                  ---------------------------

Revolving credit  facility;  interest at one-day  Eurodollar,  as defined,  plus 2.75% at June 30,  2000 and 2001,  (9.44% and
     6.56%  at June  30,  2000  and  2001,  respectively)  of the outstanding daily balances payable monthly; principal due in full on June 30, 2004;  weighted  average  interest  rate of
     8.98% and 8.55% for the years  ended June 30, 2000 and 2001,
     respectively................................................     $ 42,500      $ 62,300
Canadian overdraft credit  facility;  interest at Canadian prime, as defined, plus 0.50% (8.00% and 6.25% at June 30, 2000 and
     2001,   respectively)  of  the  outstanding  daily  balances
     payable monthly; weighted average interest rate of 7.58% and
     7.18%  for  the  years   ended  June  30,   2000  and  2001,
     respectively................................................        2,498           249
United Kingdom overdraft facility; interest at the Libor Rate, as defined,  plus  1.00% and  1.25% at June 30,  2000 and 2001, respectively  (7.00%  and  7.25% at June 30,  2000 and 2001, respectively)  of the  outstanding  daily  balances  payable quarterly; weighted average interest rate of 7.01% and 6.82%
     for the years ended June 30, 2000 and 2001, respectively....        4,580         5,275
10-7/8% Senior  Notes due November  15,  2006;  interest  payable semiannually  on May 15 and November 15,  commencing May 15,
     1997.......................................................       109,190       109,190
10-7/8%  Senior   Subordinated  Notes  due  December  31,  2006;
   interest  payable  semiannually  on June 30 and  December 30,
   commencing June 30, 1999.....................................        20,000        20,000
Other...........................................................           378           122
                                                                 ----------------------------
                                                                      $179,146      $197,136
                                                                 ============================

                          DOLLAR FINANCIAL GROUP, INC.

6.  Debt (continued)

The Company has $110.0 million of 10-7/8% senior notes due 2006 (the "Notes"), which are registered under the Securities Act of 1933, as amended. The payment obligations under the Notes are jointly and severally guaranteed, on a full and unconditional basis, by each of the Company's existing subsidiaries (the "Guarantors"). There are no restrictions on the Company's and the guarantor subsidiaries' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they would not be material to investors.

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

In connection with the Merger, the Company terminated the Second Amended and Restated Credit Agreement, dated as of November 15, 1996 and entered into a new credit agreement, dated as of December 18, 1998 obtaining a new $160 million credit facility. The credit agreement provided for a revolving credit facility of up to $70 million ("Revolving Credit Facility") and provided for two term loans aggregating up to $90 million. During the year ended June 30, 2001, the Company negotiated and executed an amendment to the credit facility for an increase of $15 million up to $85 million with the same terms and conditions. The borrowings under the Revolving Credit Facility were $42.5 million and $62.3 million as of June 30, 2000 and 2001, respectively. The $90 million term loans were available to fund the Company's repurchase obligations in excess of $20 million, if any, in connection with the Notes. Repurchase obligations in fiscal year 1999 in connection with the change of control provision of the Notes were $810,000 and as a result, the $90 million term loan commitments expired on February 16, 1999. Issuance costs associated with the new Credit Agreement paid during fiscal 2000 and 2001 were $500,000 and $200,000, respectively.

Amounts  outstanding under the Revolving Credit Facility bear interest at either
(i) the higher of (a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 1.50% at June 30, 2001, (ii) the Libor Rate (as defined therein) plus 2.75% at June 30, 2001, or (iii) the one day Eurodollar Rate (as defined therein) plus 2.75% at June 30, 2001, determined at the Company's option. Amounts outstanding under the Revolving Credit Facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the Revolving Credit Facility are guaranteed by Holdings and each of the Company's direct and indirect subsidiaries.

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

                          DOLLAR FINANCIAL GROUP, INC.

6.  Debt (continued)

In connection with the Company's Canadian subsidiary, the Company established a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility, which has no stated maturity date, provides for a commitment of up to approximately $4.6 million of which $2.5 million and $200,000 were outstanding as of June 30, 2000 and 2001, respectively. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance. The Company's United Kingdom operations also has a British pound overdraft facility that bears interest at 1.00% and 1.25% for the years ended June 30, 2000 an 2001, respectively, over the Libor Rate and which provides for a commitment of approximately $7.1 million of which $4.6 million and $5.3 million was outstanding as of June 30, 2000 and June 30, 2001, respectively. The overdraft facility is secured by an $8.0 million Letter of Credit issued by Wells Fargo Bank under the Revolving Credit Facility.

The fair market value of the Company's 10 7/8% Senior Notes due 2006 at June 30, 2000 and 2001 was approximately $105,914,300 based on quoted market prices.

Interest of $18,031,000, and $19,410,000 was paid for the years ended June 30, 2000 and 2001, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

7. Income Taxes

The provision for income taxes for the years ended June 30, 1999, 2000 and 2001 consists of the following (in thousands):


                                                        Year ended June 30,
                                          --------------------------------------------------
                                                1999            2000             2001
                                          --------------------------------------------------

Federal:
    Current.........................          $   (226)        $  7,048         $  3,620
    Deferred........................               246             (540)           1,125
                                         --------------------------------------------------
                                                    20            6,508            4,745

Foreign taxes:
    Current.........................             3,669            4,797            7,557
    Deferred........................                51                -             (192)
                                         --------------------------------------------------
                                                 3,720            4,797            7,365

State:
    Current.........................               118              833              721
    Deferred........................                23              (95)              45
                                         --------------------------------------------------
                                                   141              738              766
                                         --------------------------------------------------
                                              $  3,881         $ 12,043         $ 12,876
                                         ==================================================



The significant components of the Company's deferred tax assets and liabilities at June 30, 2000 and 2001 are as follows (in thousands):

                                                                        June 30,
                                                           -----------------------------------
                                                                 2000               2001
                                                           ------------------------------------

Deferred tax assets:
   Foreign withholding taxes...........................               $  468       $   605
   Depreciation........................................                  558         1,243
   Accrued compensation................................                  820           361
   Reserve for store closings..........................                  270           299
   Foreign tax credits.................................                  230           230
   Other accrued expenses..............................                  898           180
   Other...............................................                  107           179
                                                           ----------------------------------
                                                                       3,351         3,097
Deferred tax liabilities:
   Amortization and other temporary differences........                2,592         4,025
                                                           ----------------------------------
Net deferred tax asset (liability).....................               $  759       $  (928)
                                                           ==================================

                          DOLLAR FINANCIAL GROUP, INC.

7. Income Taxes (continued)

The Company did not record any valuation allowances against deferred tax assets at June 30, 2000 or June 30, 2001. Although realization is not assured, management has determined, based on the Company's history of earnings and its expectation for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize its deferred tax assets.

A reconciliation of the provision for income taxes with amounts determined by applying the federal statutory tax rate to income (loss) before income taxes is as follows (in thousands):

                                                                      Year ended June 30,
                                                           ------------------------------------------
                                                               1999         2000          2001
                                                           ------------------------------------------

Tax provision at federal statutory rate...............        $    550      $  6,105    $  6,848
Add (deduct):
    State tax provision, net of federal tax benefit...              93           655         498
    Foreign taxes.....................................           1,552         2,304       2,323
    US tax on foreign earnings........................             812         1,745       3,189
    Amortization of nondeductible intangible assets...             904         1,062          93
    Other permanent differences.......................             (30)          172         (75)
                                                           ------------------------------------------
Tax provision at effective tax rate...................        $  3,881      $ 12,043    $ 12,876
                                                           ==========================================


Foreign,   federal  and  state   income  taxes  of   approximately   $5,503,000,
$12,957,000, and $4,800,000 were paid during the years ended June 30, 1999, 2000 and 2001, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

8. Commitments

The Company occupies office and retail space and uses certain equipment under operating lease agreements. Rent expense amounted to $8,305,000, $11,034,000, and $14,320,000 for the years ended June 30, 1999, 2000 and 2001, respectively. Most leases contain standard renewal clauses.

Minimum obligations under noncancelable operating leases for the year ended June 30 are as follows (in thousands):

Year                                     Amount
                                     ---------------

2002.............................    $     14,313
2003.............................          11,838
2004.............................           9,180
2005.............................           5,966
2006.............................           2,861
Thereafter.......................           8,322
                                     ---------------
                                     $     52,480
                                     ===============


The Company has entered into employment agreements with certain key employees which had original terms of two to five years and call for aggregate minimum annual base salaries. The agreements also provide for annual incentive cash bonuses which are primarily based on revenues and earnings from operations.

The Company, through its agency agreement with its money transfer vendor, received an advance of $3.0 million against future commissions. Repayments of $1.0 million were made during fiscal 2000 and 2001, the full advance was repaid during the year ended June 30, 2001.

9. Contingent Liabilities

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation, other than routine litigation and administrative proceedings arising in the ordinary course of business, that would have a material adverse effect on the Company's Consolidated Financial Statements.

10. Contractual Agreements

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services which contributed 6%, 4% and 2% of consolidated gross revenues for the years ended June 30, 1999, 2000 and 2001, respectively. The Company's contract with the State of New York contributed 4%, 3% and 1% of revenues for the years ended June 30, 1999, 2000 and 2001, respectively. During the year ended June 30, 2001, the State of New York completed a statewide implementation of an Electronic Benefit Transfer System ("EBT"). As a result, the Company's contract was terminated. Accounts receivable at June 30, 2000 and 2001 include $1,722,000 and $198,000, respectively, of amounts due from various governmental agencies. The Company does not require any collateral on these receivables nor are these agencies considered a credit risk. The Company's contracts for governmental benefits distribution and merchant services distribution with state and local governments generally have initial terms of five years and currently expire on various dates through December 31, 2004. The contracts provide the governmental agencies the opportunity to extend the contract for additional periods and contain clauses which allow the governmental agencies to cancel the contract at any time, subject to 30 to 60 days' written advance notice.

                          DOLLAR FINANCIAL GROUP, INC.

11. Credit Risk

At June 30, 2000 and 2001, the Company had twenty-three bank accounts, in major financial institutions in the aggregate amount of $8,417,000 and $7,091,000, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation, "CDIC". At June 30, 2000 and 2001, the Company's Canadian subsidiary had thirteen bank accounts totaling $7,681,000 and $20,070,000, respectively, which exceeded CDIC limits. At June 30, 2000 and 2001 the Company's United Kingdom operations had eighty four and eighty one bank accounts, respectively, totaling $725,000 and $5,702,000. These financial institutions have strong credit ratings and management believes credit risk relating to these deposits is minimal.

The Company acts as an agent for a bank in administering a consumer loan program through certain of the Company's store locations. The loans offered under this program generally have a two or four-week maturity and are referred to as "payday loans." Under this program, the Company earns origination and servicing fees ratably over the life of the loan. The bank originated or extended approximately $210.5 million and $376.5 million of loans through the Company's locations during the fiscal years ended June 30, 2000 and 2001, respectively. The Company's agreement with the bank contains a provision which permits the bank to establish a reserve for losses. The reserve results in a reduction of the Company's fees. Additionally, in its Canadian, United Kingdom and certain U.S. stores, the Company originates unsecured short-term loans to customers on its own behalf. These loans are also made for amounts up to $500, with terms of 14 to 28 days which can be extended a maximum of four times and two times, respectively. The Company bears the entire risk of loss related to these loans. The Company originated or extended approximately $204 million of the loans through the Company's locations during fiscal year ended June 30, 2001. The Company had approximately $10 million and $6 million of loans on its balance sheet at June 30, 2001 and 2000, respectively, which is reflected in accounts receivable. All losses from Cash `Til Payday(R) loans are charged directly against revenues. Loan losses for Company originated loans for the fiscal years ended June 30, 2001 and 2000 were $4.4 million and $2.3 million. Accounts receivable is reported net of a reserve of $600,000 related to Cash `Til Payday(R) loans.

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12. Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                         United                        United
                     1999                                States          Canada        Kingdom        Total
                                                ------------------------------------------------------------

Sales to unaffiliated customers                 $        89,785 $        29,156 $      2,038 $      120,979
Interest revenue                                             38              13           15             66
Interest expense                                         12,595           3,562          310         16,467
Depreciation and amortization                             5,985           1,774          174          7,933
(Loss) income before income taxes and
    extraordinary items                                  (4,033)          5,655           (5)         1,617
Income tax provision                                        161           3,625           95          3,881

                     2000
Identifiable assets                                     133,887          70,477       55,350        259,714
Sales to unaffiliated customers                         102,073          39,897       23,783        165,753
Interest revenue                                            287              54           33            374
Interest expense                                         11,717           3,913        2,235         17,865
Depreciation and amortization                             6,983           2,392        2,492         11,867
Income before income taxes                                9,796           6,738          909         17,443
Income tax provision                                      7,246           4,103          694         12,043
Recapitalization costs
    and other non-recurring items                         1,345             133            -          1,478

                     2001
Identifiable assets                                     140,024          74,054       62,094        276,172
Sales to unaffiliated customers                         116,504          49,635       29,360        195,499
Interest revenue                                            398              69            3            470
Interest expense                                         13,994           3,922        2,915         20,831
Depreciation and amortization                             6,707           2,867        2,917         12,491
Income before income taxes                                5,636          12,927        1,003         19,566
Income tax provision                                      6,016           6,258          602         12,876


13. Related Party Transactions

During fiscal 1999, certain members of management received loans aggregating $2.9 million, of which $200,000 was repaid during the fiscal year ended June 30, 2001, which are secured by shares of Holdings stock. The loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004 and December 31, 2005. In addition, as part of an employment agreement, the Chief Executive Officer was issued a loan in the amount of $4.3 million to purchase additional shares of Holdings stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares in Holdings stock.

                          DOLLAR FINANCIAL GROUP, INC.

14. Subsidiary Guarantor Financial Information

As discussed in Note 6, the Company's payment obligations under the Senior Notes are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries (the "Guarantors"). The subsidiaries' guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Revolving Credit Facility and any successor credit facility. Pursuant to the Senior Notes or Senior Subordinated Notes, every direct and indirect subsidiary of the Company, each of which is wholly owned, serves as a guarantor of the Senior Notes.

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at June 30, 2001, and the consolidating statements of operations and cash flows for the fiscal year ended June 30, 2001 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign subsidiaries and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

14. Subsidiary Guarantor Financial Information (continued)

                          Consolidating Balance Sheets

                                  June 30, 2001

                                 (In thousands)

                                                 Dollar         Domestic        Foreign
                                                Financial      Subsidiary      Subsidiary
                                               Group, Inc.     Guarantors      Guarantors     Eliminations     Consolidated
                                             ---------------------------------------------------------------------------------

Assets
Cash and cash equivalents................... $        1,449  $       36,348 $       34,655         $      -  $       72,452
Accounts receivable.........................          9,117          12,424         12,216           (9,987)         23,770
Income taxes receivable.....................          7,758               -             53           (7,811)              -
Prepaid expenses............................            503           2,003          4,011                -           6,517
Deferred income taxes.......................          1,579               -              -           (1,579)              -
Notes receivable--officers..................          2,756               -              -                -           2,756
Due from affiliates.........................         59,027          14,824              -          (73,851)              -
Due from parent.............................          2,596               -              -                -           2,596
Property and equipment, net.................          5,582          12,270         11,288                -          29,140
Goodwill and other intangibles, net.........              -          56,655         72,900                -         129,555
Debt issuance costs, net....................          7,232               -              -                -           7,232
Investment in subsidiaries..................        147,539           9,801          6,705         (164,045)              -
Other.......................................            539             590          1,025                -           2,154
                                             ---------------------------------------------------------------------------------
                                             $      245,677  $      144,915 $      142,853        ($257,273) $      276,172
                                             =================================================================================

Liabilities and shareholder's equity
Accounts payable............................ $            -  $        9,773 $        8,552         $      -  $       18,325
Income taxes payable........................              -          11,804          2,789           (7,811)          6,782
Accrued expenses............................          3,406           1,704          3,694                -           8,804
Accrued interest payable....................          1,555               -         10,005           (9,987)          1,573
Deferred tax liability......................              -           2,507              -           (1,579)            928
Due to affiliates...........................              -               -         73,851          (73,851)              -
Revolving credit facilities.................         62,300               -          5,524                -          67,824
10 7/8% Senior Notes due 2006...............        109,190               -              -                -         109,190
Subordinated notes payable and other........         20,000               -            122                -          20,122
                                                ---------------------------------------------------------------------------------
                                                    196,451          25,788        104,537          (93,228)        233,548

Shareholder's equity:
   Common stock.............................              -               -              -                -               -
   Additional paid-in capital...............         50,957          65,604         27,304          (92,908)         50,957
   Retained earnings .......................            866          58,100         13,037          (71,137)            866
   Accumulated other comprehensive loss.....         (2,597)         (4,577)        (2,025)               -          (9,199)
                                             ---------------------------------------------------------------------------------
Total shareholder's equity..................         49,226         119,127         38,316         (164,045)         42,624
                                             ---------------------------------------------------------------------------------
                                             $      245,677  $      144,915 $      142,853        ($257,273) $      276,172
                                             =================================================================================

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


14. Subsidiary Guarantor Financial Information (continued)

                     Consolidating Statements of Operations

                            Year ended June 30, 2001

                                 (In thousands)

                                                     Dollar        Domestic        Foreign
                                                   Financial      Subsidiary     Subsidiary
                                                  Group, Inc.     Guarantors     Guarantors     Eliminations    Consolidated
                                                 ------------------------------------------------------------------------------

Revenues                                         $            - $      116,504 $       78,995        $      - $      195,499
Store and regional expenses:
   Salaries and benefits..................                    -         36,414         21,039               -         57,453
   Occupancy..............................                    -         10,899          5,982               -         16,881
   Depreciation...........................                    -          3,012          2,817               -          5,829
   Other..................................                    -         29,736         15,585               -         45,321
                                                 ------------------------------------------------------------------------------
Total store and regional expenses.........                    -         80,061         45,423               -        125,484

Corporate expenses........................               15,355            335          6,810               -         22,500
Management fee............................              (14,256)        11,221          3,035               -              -
Loss on store closings and sales..........                  100            761             65               -            926
Goodwill amortization.....................                    -          2,293          2,417               -          4,710
Other depreciation and amortization.......                1,163            239            550               -          1,952
Interest expense (income).................               17,446         (3,850)         6,765               -         20,361
                                                 ------------------------------------------------------------------------------

(Loss) income before income taxes ........              (19,808)        25,444         13,930               -         19,566
Income tax (benefit) provision ...........               (7,608)        13,624          6,860               -         12,876
                                                 ------------------------------------------------------------------------------

(Loss) income before equity in net income
 of subsidiaries..........................              (12,200)        11,820          7,070               -          6,690
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors.........               11,820              -              -         (11,820)             -
   Foreign subsidiary guarantors..........                7,070              -              -          (7,070)             -
                                                 ------------------------------------------------------------------------------
Net income  ..............................       $        6,690 $       11,820 $        7,070        ($18,890)     $   6,690
                                                 ==============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Subsidiary Guarantor Financial Information (continued)

                     Consolidating Statements of Cash Flows
                            Year ended June 30, 2001
                                 (In thousands)

                                                            Dollar         Domestic       Foreign
                                                           Financial      Subsidiary    Subsidiary
                                                          Group, Inc.     Guarantors    Guarantors    Eliminations    Consolidated
                                                        ----------------------------------------------------------------------------
Cash flows from operating activities
Net income............................................    $    6,690      $   11,820     $    7,070         ($18,890)  $    6,690
Adjustments to reconcile net income
       to net cash (used in) provided by
       operating activities:
     Undistributed income of subsidiaries.............       (18,890)              -              -           18,890            -
     Depreciation and amortization....................         2,629           5,540          5,779               -        13,948
     Loss on store closings and sales.................           100             761             65               -           926
       Deferred tax (benefit) provision...............          (882)          2,569              -               -         1,687
     Changes in assets and liabilities (net
       of effect of acquisitions):
         Increase in accounts receivable
           and income taxes receivable................        (4,413)         (7,969)        (4,210)          5,927       (10,665)
         Decrease (increase) in prepaid expenses
           and other..................................           477            (320)          (495)              -          (338)
         (Decrease) increase in accounts payable,
           income taxes payable, accrued
           income taxes payable, accrued expenses
           and accrued interest payable ..............        (2,949)         11,565          1,505          (5,927)        4,194
                                                        ----------------------------------------------------------------------------

Net cash (used in) provided by operating activities...       (17,238)         23,966          9,714               -        16,442

Cash flows from investing activities:
Acquisitions, net of cash acquired....................             -          (3,557)       (16,789)              -       (20,346)
Gross proceeds from sale of property and equipment....             -               -            110               -           110
Additions to property and equipment...................        (2,533)         (5,181)        (4,415)              -       (12,129)
Net decrease (increase) in due from affiliates........         1,268         (17,256)             -          15,988             -
                                                        ----------------------------------------------------------------------------

Net cash used in investing activities.................        (1,265)        (25,994)       (21,094)         15,988       (32,365)

Cash flows from financing activities
Other debt payments...................................             -               -           (284)              -          (284)
Repayment of advance from money transfer
  agent...............................................        (1,000)              -              -               -         1,000
Net increase (decrease) in revolving credit facilities        19,800               -         (1,554)              -        18,246
Payment of debt issuance costs........................          (244)              -              -               -          (244)
Net increase in due from parent.......................        (1,116)              -              -               -        (1,116)
Net (decrease) increase in due to affiliates..........             -            (892)        16,880         (15,988)            -
                                                        ----------------------------------------------------------------------------

Net cash provided by (used in) financing activities...        17,440            (892)        15,042         (15,988)       15,602

Effect of exchange rate changes on cash
   and cash equivalents...............................             -               -           (515)              -          (515)
                                                        ----------------------------------------------------------------------------

Net (decrease) increase in cash and cash
   equivalents........................................        (1,063)         (2,920)         3,147               -          (836)
Cash and cash equivalents at beginning of year........         2,512          39,268         31,508               -        73,288
                                                        ----------------------------------------------------------------------------
Cash and cash equivalents at end of year..............   $     1,449      $   36,348     $   34,655         $     -    $   72,452
                                                        ============================================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The directors and officers of Holdings and their respective ages and positions with Holdings are set forth below:

                Name                   Age                              Position

Jeffrey Weiss......................     58     Chairman of the Board of Directors and Chief Executive
                                                 Officer
Donald Gayhardt....................     37     President, Chief Financial Officer and Director
Leonard Green......................     67     Director
Jonathan Sokoloff..................     44     Director
Greg Annick........................     37     Director
Muneer Satter......................     40     Director

The directors and officers of DFG and their respective ages and positions with DFG are set forth below:

                Name                   Age                              Position

Jeffrey Weiss......................     58     Chairman of the Board of Directors and
                                                 Chief Executive Officer
Donald Gayhardt....................     37     President and Chief Financial Officer
Bernard Flaherty...................     51     Senior Vice President and Chief Operating Officer
Peter Sokolowski...................     40     Vice President-Finance


Jeffrey Weiss has served as the Chairman and Chief Executive Officer of DFG and Holdings since the Company's acquisition by an affiliate of Bear Stearns in May 1990. Until June 1992, Mr. Weiss was also a Managing Director at Bear Stearns & Co. Inc. ("Bear Stearns") with primary responsibility for the firm's investments in small to mid-sized companies, in addition to serving as Chairman and Chief Executive Officer for several of these companies. Mr. Weiss is the author of several popular financial guides.

Donald Gayhardt has served as President of DFG and Holdings since December 1998 and Chief Financial Officer since April 2001. He also served as Executive Vice
President and Chief Financial Officer of DFG and Holdings from 1992 to 1997. Prior to joining the company, Mr. Gayhardt was employed by Bear Stearns from 1988 to 1993, most recently as an Associate Director in the Principal Activities Group, where he had oversight responsibility for the financial and accounting functions at a number of manufacturing, distribution and retailing firms, including DFG. Prior to joining Bear Stearns, Mr. Gayhardt held positions in the mergers and acquisitions advisory and accounting fields.

Bernard Flaherty joined DFG in May 1995 as Vice President-Store Operations. Mr. Flaherty's 25 years of multi-unit retail experience includes both operations and marketing responsibilities. Prior to joining the Company, Mr. Flaherty served as Vice President of Sales/Marketing for Coastal Mart, Inc. for two years. Prior to that, Mr. Flaherty had an extensive 20-year career with The Southland Corporation.

Peter Sokolowski has been Vice President-Finance of DFG since June 1991 and has overall responsibility for the Company's accounting systems and controls, as well as financial management. Prior to joining the Company, Mr. Sokolowski worked in various financial positions in the commercial banking industry.

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
         Name and                                                   Compensation      Underlying       All Other
    Principal Position        Year      Salary         Bonus                        Options (#) (2)   Compensation
---------------------------------------------------------------------------------------------------------------------

Jeffrey Weiss............      2001  $     600,000 $     100,000  $     162,873(1)  $          -    $      6,000
   Chairman and                2000        500,000       700,000        170,601(1)             -           5,288
   Chief Executive Officer     1999        575,385       715,475        367,815(4)             -       1,683,462(3)

Donald Gayhardt..........      2001        300,000        50,000                               -           6,187
   President and Chief         2000        225,000       270,000              -                -           4,327
   Financial Officer           1999        117,692       169,047              -               399              -

Bernard Flaherty.........      2001        186,342        45,000              -                -           5,462
   Senior Vice President       2000        167,919             -              -                -           4,290
   and Chief Operating
   Officer                     1999        153,462        67,005              -                40          3,576

(1) During the years ended June 30, 2001 and 2000, amounts include $70,581 and $64,618, respectively, paid for life insurance premiums on policies where the Company was not the named beneficiary. Perquisites and other personal benefits provided to each other Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such Named Executive Officer.
(2) The amounts shown in this column represent stock options with respect to shares of Holdings' common stock which were issued in each fiscal year.
(3) Amount represents a fee paid to the named executive in connection with the Merger and Recapitalization of Holdings.
(4) For 1999, amount includes $200,000 for a loan to the named executive where the Company has waived repayment. During the year ended June 30, 1999, life insurance premiums did not exceed 25% of other annual compensation.

The following table sets forth information concerning options to purchase Holdings' common stock held by each of the Named Executive Officers as of the fiscal year ended June 30, 2001.

                    Option/SAR Grants in Last Fiscal Year (1)




(1)  No SARs were granted in the last fiscal year.




                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                         Shares                      Number of Securities          Value of Unexercised
                        Acquired       Value        Underlying Unexercised        In-the-Money Options at
Name                  on Exercise    Realized     Options at Fiscal Year End        Fiscal Year End (1)
----
                      ---------------------------------------------------------------------------------------
                                                   Exercisable/Unexercisable     Exercisable/Unexercisable

Jeffrey Weiss......           0     $         0               0/0                          $0/$0
Donald Gayhardt....           0               0             203/196                  $816,371/$789,604
Bernard Flaherty...           0               0              16/24                    $64,400/$100,625


(1) An assumed fair market value of $7,250 per share was used to calculate the value of the options. As the shares are not traded in an established public market, the value assigned is based on the strike price of options granted during fiscal year 2001.

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

The following table sets forth as of June 30, 2001 the number of shares of Holdings' common stock owned beneficially by (a) each person that is the beneficial owner of more than 5% of Holdings' common stock, (b) all directors and nominees, (c) the Named Executive Officers, and (d) all directors and executive officers as a group. The address of each officer and director is c/o the Company unless otherwise indicated. As of such date, there were a total of 19,864.93 shares of Holdings' common stock issued (106.71 are held in treasury).

                          Beneficial Owner                                 Number    Percent
Green Equity Investors II, L.P. .............................            13,014.94    64.51%
    11111 Santa Monica Boulevard
    Los Angeles, California  90025
Jeffrey Weiss................................................             3,058.99    15.16
GS Mezzanine Partners, L.P. and
     GS Mezzanine Partners Offshore, L.P. and associates.....             2,150.45    10.66
    85 Broad Street
    New York, New York  10004
Donald Gayhardt (1) .........................................               367.39     1.82
Bernard Flaherty (2).........................................               122.30     0.60
All directors and officers as a group (4 persons) (3)........             3,612.04    17.90

(1) Includes options to purchase 202.83 shares of Holdings' common stock which are currently exercisable.
(2) Includes options to purchase 16 shares of Holdings' common stock which are currently exercisable.
(3) Includes options to purchase 228.83 shares of Holdings' common stock which are currently exercisable.


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

Loan to an Officer/Director

During fiscal 1999, certain members of management received loans aggregating $2.9 million, during the fiscal year ended June 30, 2001 $200,000 was repaid, which are secured by shares of Holdings stock. The loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004 and December 31, 2005. In addition, as part of an employment agreement Jeffrey Weiss was issued a loan in the amount of $4.3 million to purchase additional shares of Holdings stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares in Holdings stock.

Management Agreement

Pursuant to the terms of a Management Services Agreement among the Purchaser, Holdings and the Company, Holdings has agreed to pay the Purchaser an annual management fee equal to 2.4% of the total sum invested by the Purchaser in Holdings and reimbursement of any out-of-pocket expenses incurred.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)....List of Financial Statements and Schedules

Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

Dollar Financial Group, Inc.                                                                        Page
                                                                                                  ---------

Report of Independent Auditors................................................................       34
Consolidated Balance Sheets, June 30, 2000 and 2001...........................................       35
Consolidated Statements of Operations, years ended June 30, 1999, 2000 and 2001...............       36
Consolidated Statements of Shareholder's Equity, years ended June 30, 1999, 2000 and 2001.....       37
Consolidated Statements of Cash Flows, years ended June 30, 1999, 2000 and 2001...............       38
Notes to Consolidated Financial Statements....................................................       39


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

(a)(3) Exhibits
  Exhibit No.                                      Description of Document

     (k)(i)      Articles of Incorporation of Check Mart of Washington, D.C., Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (l)(i)      Articles of Incorporation of Check Mart of Wisconsin, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (m)(I)      Certificate of Incorporation of DFG Warehousing Co., Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (n)(i)      Articles of Incorporation of Dollar Financial Insurance Corp. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (o)(i)      Certificate of Incorporation of Dollar Insurance Administration Corp. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (p)(i)      Articles of Incorporation of Financial Exchange Company of Michigan, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (p)(ii)     Certificate of Amendment to the Articles of Incorporation of Financial Exchange Company of
                    Michigan, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (q)(i)      Articles of Incorporation of Financial Exchange Company of Ohio, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (q)(ii)     Certificate of Amendment by Incorporator (Incorporated by reference to Exhibit 3.1 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (q)(iii)    Certificate of Amendment (by Shareholders) (Incorporated by reference to Exhibit 3.1 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (r)(i)      Certificate of Incorporation of Financial Exchange Company of Pennsylvania, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (r)(ii)     Amendment "1" to Certificate of Incorporation of Financial Exchange Company of
                    Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (r)(iii)    Amendment "2" to Certificate of Incorporation of Financial Exchange Company of
                    Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (s)(i)      Certificate of Incorporation of Financial Exchange Company of Pittsburgh, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (t)(i)      Certificate of Incorporation of Financial Exchange Company of Virginia, Inc. (Incorporated
                    by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (u)(i)      Articles of Incorporation of L.M.S. Development Corporation (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (v)(i)      Articles of Incorporation of Monetary Management Corp. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                      Description of Document

     (w)(I)      Certificate of Incorporation of Monetary Management Corporation of Pennsylvania, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (x)(i)      Articles of Incorporation of Monetary Management of California, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (y)(i)      Articles of Incorporation of Monetary Management of Maryland, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (z)(i)      Certificate of Incorporation of Monetary Management of New York, Inc. (Incorporated by
                    reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (aa)(I)     Articles of Incorporation of Pacific Ring Enterprises, Inc. (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (bb)(i)     Limited Partnership Certificate and Agreement of U.S. Check Exchange Limited Partnership
                    (Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4
                    (Registration #333-18221) declared effective March 11, 1997)
     (bb)(ii)    First Amendment to Certificate and Agreement of Limited Partnership of U.S. Check Exchange
                    Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221)declared effective March 11, 1997)
     (bb)(iii)   Second Amendment Certificate of Limited Partnership (Incorporated by reference to
                    Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (cc)(I)     Articles of Incorporation of QTV Holdings, Inc.(Incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-4 (Registration #333-18221)declared effective
                    March 11, 1997)
3.2  (a)(i)      Bylaws of Dollar Financial Group, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (b)(i)      Bylaws of Albuquerque Investments, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (c)(i)      Bylaws of Any Kind Check Cashing Centers, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (d)(i)      Bylaws of Check Mart of Louisiana, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (e)(i)      Bylaws of Check Mart of New Jersey, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (f)(i)      Bylaws of Check Mart of New Mexico, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (g)(i)      Bylaws of Check Mart of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (h)(i)      Bylaws of Check Mart of Texas, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (i)(i)      Bylaws of Check Mart of Utah, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (j)(i)      Bylaws of Check Mart of Washington, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (k)(i)      Bylaws of Check Mart of Washington, D.C., Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (l)(i)      Bylaws of Check Mart of Wisconsin, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)

(a)(3) Exhibits
  Exhibit No.                                      Description of Document

     (m)(i)      Bylaws of DFG Warehousing Co., Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (n)(i)      Bylaws of Dollar Financial Insurance Corp. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (o)(i)      Bylaws of Dollar Insurance Administration Corp. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (p)(i)      Bylaws of Financial Exchange Company of Michigan, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (q)(i)      Code of Regulations of Financial Exchange Company of Ohio, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (r)(i)      Bylaws of Financial Exchange Company of Pennsylvania, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (s)(i)      Bylaws of Financial Exchange Company of Pittsburgh, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (t)(i)      Bylaws of Financial Exchange Company of Virginia, Inc. (Incorporated by reference to
                    Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (u)(i)      Bylaws of L.M.S. Development Corporation (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (v)(i)      Bylaws of Monetary Management Corp. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (w)(i)      Bylaws of Monetary Management Corporation of Pennsylvania, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)
     (x)(i)      Bylaws of Monetary Management of California, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (y)(i)      Bylaws of Monetary Management of Maryland, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (y)(ii)     Amended and Restated Bylaws of Monetary Management of Maryland, Inc. (Incorporated by
                    reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
     (z)(i)      Bylaws of Monetary Management of New York, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective
                    March 11, 1997)
     (aa)(i)     Bylaws of Pacific Ring Enterprises, Inc. (Incorporated by reference to Exhibit 3.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
     (bb)(i)     Bylaws of QTV Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
4.1              Indenture, dated as of November 15, 1996, among the Company, the Guarantors, and Fleet
                    National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's
                    Statement on Form S-4 (Registration #333-18221)declared effective March 11, 1997)
4.2              Form of Notes (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
4.3              A/B Exchange Registration Rights Agreement, dated as of November 15, 1996, by and among the
                    Company, the Guarantors, and the Initial Purchasers (Incorporated by reference to
                    Exhibit 4.3 to the Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                      Description of Document

10.1 (a)         Asset Purchase Agreement, dated January 9, 1995, by and among the Company, Happy's Check
                    Cashing, and Adrian Rubin (Incorporated by reference to Exhibit 10.1(a) to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (b)         Amendment No. 1 to the Asset Purchase Agreement, dated February 20, 1995, by and among the
                    Company, Happy's Check Cashing, Chase Money Loan, Inc., and Adrian Rubin (Incorporated
                    by reference to Exhibit 10.1(b) to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
10.2             Purchase Agreement, dated July 28, 1995, by and among Monetary Management Corporation, NCCI
                    Corporation, Larry M. Senderhauf, E. Rick Safford, and Fred T. Kampo, Jr. (Incorporated
                    by reference to Exhibit 10.2 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
10.3 (a)         Site License and Services Agreement, dated April 30,1996, by and between the Company and
                    The Southland Corporation (Incorporated by reference to Exhibit 10.3(a) to the Registrant's
                    Statement on Form S-4 (Registration #333-18221) declared effective March 11, 1997)
     (b)         Asset Purchase Agreement, dated April 30, 1996, by and between the Company and The Southland
                    Corporation (Incorporated by reference to Exhibit 10.3(b) to the Registrant's Statement on
                    Form S-4 (Registration #333-18221) declared effective March 11, 1997)
10.4             Employment Agreement, dated as of November 13, 1998, between the Company, DFG Holdings, Inc., and Jeffrey Weiss (Incorporated by reference to Exhibit 10.4 to the Registrant's Statement on Form 10Q (Registration #333-18221) declared effective December 31, 1998)
10.5             Employment Agreement, dated as of December 18, 1998, between the Company, DFG Holdings,
                    Inc., and Donald F. Gayhardt (Incorporated by reference to Exhibit 10.5 to the
                    Registrant's Statement on Form 10Q (Registration #333-18221) declared effective December
                    31, 1998)
10.6*            Employment Agreement, dated as of July 21, 1997 between the Company, DFG Holdings, Inc., and Richard S. Dorfman
10.7             Amended and Restated Shareholders Agreement, dated August 8,1996, among WPG Corporate
                    Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), L.P.,
                    the individual fund shareholders signatory thereto, the GHB Charitable Trust #1, Jeffrey Weiss,
                    Donald F. Gayhardt, Pegasus Partners L.P., PAG Dollar Investors, the warrant holders signatory thereto, General Electric Capital Corporation, and DFG Holdings, Inc.
                    (Incorporated by reference to Exhibit 10.7 to the Registrant's Statement on
                    Form S-4 (Registration #333-18221) declared effective March 11, 1997)
10.8             Purchase Agreement, dated as of August 8, 1996, by and among the Company, DFG Holdings,
                    Inc., Any Kind Check Cashing Centers, Inc., the shareholders signatory thereto, U.S.
                    Check Exchange Limited Partnership, the limited partners signatory thereto, and George
                    H. Brimhall (Incorporated by reference to Exhibit 10.8 to the Registrant's Statement on
                    Form S-4 (Registration #333-18221) declared effective March 11, 1997)
10.9             Asset Purchase Agreement, dated August 28, 1996, by and among Financial Exchange Company of
                    Ohio, Inc., ABC Check Cashing, Inc., and the shareholder signatory thereto (Incorporated by reference to Exhibit 10.9 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
10.10            Asset Purchase Agreement, dated as of October 22, 1996, by and among the Company,
                    Cash-N-Dash Check Cashing, Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.10 to the Registrant's Statement on Form S-4 (Registration
                    #333-18221) declared effective March 11, 1997)
10.11            Stock Purchase Agreement, dated as of October 22, 1996, by and among the Company, Manor
                    Investment Co. Inc., and the shareholders signatory thereto (Incorporated by reference to Exhibit 10.11 to the Registrant's Statement on Form S-4 (Registration #333-18221)
                    declared effective March 11, 1997)

(a)(3) Exhibits
  Exhibit No.                                      Description of Document

10.12            Amended and Restated Purchase Agreement, dated as of October 23, 1996, by and among Dollar
                    Financial Canada Ltd., DFG Holdings, Inc., National Money Mart, Inc., and the
                    shareholders signatory thereto (Incorporated by reference to Exhibit 10.12 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
10.13            Credit Agreement, dated as of December 18, 1998, among the Company, DFG Holdings, Inc.
                    the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, First Union Capital Markets and Wells Fargo as arrangers,
                    First Union National Bank, as syndication agent, and U.S. Bank National Association, as documentation agent (Incorporated by reference to Exhibit 10.13 to the Registrant's
                    Statement on Form 10Q (Registration #333-18221) declared effective December 31, 1998)
10.14            Purchase Agreement, dated as of March 31, 1997, among Dollar Financial Group, Inc., Dollar
                    Financial Canada, LTD., Canadian Capital Corporation, Dollar Ontario LTD. And Gus E.
                    Baril, Leslie A. Baril and the Baril Family Trust. The schedules to the Purchase
                    Agreement and the exhibits thereto have been omitted. The Company will furnish supplementally to the Commission any of the schedules or exhibits upon request
10.15            DFG Holdings, Inc. Stock Incentive Plan****
10.16            Termination Agreement, dated June 30, 1997 re: Donald F. Gayhardt, Jr.****
10.17            Pledge and Security Agreement, dated as of December 18, 1998, among the Company, Wells
                    Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 10.17 to the Registrant's
                    Statement on Form 10Q (Registration #333-18221) declared effective December 31, 1998)
10.18            Subordination Agreement, dated as of December 18, 1998, among the Company, DFG Holdings,
                    Inc., and Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 10.18 to the Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                    December 31, 1998)
10.19            Supplemental Security Agreement (Trademarks), dated as of December 18, 1998, among the
                    Company and Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 10.19 to the Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                    December 31, 1998)
10.20            Purchase Agreement, dated as of December 18, 1998, among the Company, GS Mezzanine
                    Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P.
                    Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged
                    Investment Fund II, L.P., relating the the $20,000,000 aggregate principal amount of 10
                    7/8% Senior Subordinated Notes Due 2006 (Incorporated by reference to Exhibit 10.20 to the Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                    December 31, 1998)
10.21            Exchange and Registration Rights Agreement, dated as of December 18, 1998, among the
                    Company, GS Mezzanine Partners, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners
                    Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares
                    Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., relating to the $20,000,000 aggregate principal amount of 10 7/8% Senior Subordinated Notes Due
                    2006 (Incorporated by reference to Exhibit 10.21 to the Registrant's Statement on Form
                    10Q (Registration #333-18221) declared effective December 31, 1998)
10.22            Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of the Company
                    (Incorporated by reference to Exhibit 10.22 to the Registrant's Statement on Form 10Q
                    (Registration #333-18221) declared effective December 31, 1998)
10.23            Pledge Agreement, dated December 18, 1998, between the Company and Jeffrey Weiss
                    (Incorporated by reference to Exhibit 10.23 to the Registrant's Statement on Form 10Q
                    (Registration #333-18221) declared effective December 31, 1998)
10.24            Agreement for the sale and purchase of shares of Instant Cash Loans, LTD. dated February
                    10, 1999 with Dollary Financial Group, Inc., DFG Acquisition, LTD., Henry Hallam, Rachel
                    Hallam and shareholders signatory thereto (Incorporated by reference to Exhibit 10.24 of the Registrant's Form 8K/A filed April 26, 1999, declared effective February 25, 1999)

(a)(3) Exhibits
  Exhibit No.                                      Description of Document

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

(b) Financial Statement Schedules

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 28, 2001.


                                          DOLLAR FINANCIAL GROUP, INC.


                                          By:    /s/ DONALD GAYHARDT
                                               --------------------------------
                                          Donald Gayhardt
                                          President and Chief Financial Officer



                          DOLLAR FINANCIAL GROUP, INC.

             Signature                                  Title                              Date


        /s/ JEFFREY A. WEISS         Chairman of the Board of Directors             September 28, 2001
-------------------------------------   and Chief Executive Officer
          Jeffrey A. Weiss              (principal executive officer)



       /s/ DONALD GAYHARDT           President and Chief Financial Officer          September 28, 2001
-------------------------------------
          Donald Gayhardt