Form 10-Q
period 2001-09-30
DOLLAR FINANCIAL GROUP INC
filed 2001-11-14
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2001, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                                           DOLLAR FINANCIAL GROUP, INC.
                                                    INDEX




PART I.  FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2001
         and September 30, 2001 (unaudited)..........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three
         Months Ended September 30, 2000 and 2001....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Three Months
         Ended September 30, 2000 and 2001...........................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    16

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    23

Item 2.  Changes in Securities and Use of Proceeds...................................................    23

Item 3.  Defaults Upon Senior Securities.............................................................    23

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    23

Item 5.  Other Information...........................................................................    23

Item 6.  Exhibits and Reports on Form 8-K............................................................    23

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)



                                                                                   June 30,           September 30,
                                                                                     2001                 2001
                                                                                --------------      -----------------
ASSETS                                                                                                (unaudited)

Cash and cash equivalents.......................................................  $    72,452            $    73,001
Accounts receivable, net........................................................       23,770                 21,707
Prepaid expenses  ..............................................................        6,517                  6,708
Notes receivable - officers.....................................................        2,756                  2,756
Due from parent  ...............................................................        2,596                  2,846
Property and equipment, net of accumulated depreciation
    of $21,666 and $23,635......................................................       29,140                 28,802
Goodwill and other intangibles, net of accumulated
    amortization of $23,863 and $23,910.........................................      129,555                129,525
Debt issuance costs, net of accumulated amortization of
    $4,642 and $5,007...........................................................        7,232                  6,866
Other...........................................................................        2,154                  2,057
                                                                                --------------         --------------
                                                                                  $   276,172            $   274,268
                                                                                ==============         ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  ..............................................................  $    18,325            $    18,912
Income taxes payable............................................................        6,782                  4,193
Accrued expenses                                                                        8,804                  8,104
Accrued interest payable........................................................        1,573                  5,046
Deferred tax liability..........................................................          928                  1,604
Revolving credit facilities.....................................................       67,824                 63,774
10-7/8 % Senior Notes due 2006..................................................      109,190                109,190
Subordinated notes payable and other............................................       20,122                 20,088
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2001 and September 30, 2001........................................            -                      -
Additional paid-in capital......................................................       50,957                 50,957
Retained earnings...............................................................          866                  2,710
Accumulated other comprehensive loss............................................       (9,199)               (10,310)
                                                                                --------------         --------------
    Total shareholder's equity..................................................       42,624                 43,357
                                                                                --------------         --------------
                                                                                  $   276,172           $    274,268
                                                                                ==============         ==============



        See notes to interim unaudited consolidated financial statements.

                                       DOLLAR FINANCIAL GROUP, INC.

                         INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands)


                                                                              Three Months Ended
                                                                                 September 30,
                                                                     -------------------------------------
                                                                           2000                2001
                                                                     -------------------------------------

Revenues ............................................................$    45,231         $     49,223
Store and regional expenses:
   Salaries and benefits.............................................     13,474               15,044
   Occupancy.........................................................      3,980                4,625
   Depreciation......................................................      1,369                1,482
   Other.............................................................     10,561               11,980
                                                                       -----------           ----------
Total store and regional expenses....................................     29,384               33,131
Corporate expenses...................................................      6,215                5,730
Loss on store closings and sales.....................................         34                   88
Goodwill amortization................................................      1,080                    -
Other depreciation and amortization..................................        469                  537
Interest expense  (net of interest income of $72 and $96)............      4,961                4,754
                                                                       -----------           ----------
Income before income taxes...........................................      3,088                4,983
Income tax provision.................................................      2,041                3,139
                                                                       -----------           ----------
Net income...........................................................$     1,047         $      1,844
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

                                        DOLLAR FINANCIAL GROUP, INC.

                         INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)

                                                                                            Three Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                         2000                  2001
                                                                                   ----------------       --------------
Cash flows from operating activities:
Net income......................................................................     $       1,047       $     1,844
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization.............................................             3,282             2,384
      Loss on store closings and sales..........................................                34                88
      Deferred tax provision....................................................                 -               676
      Change in assets and liabilities (net of effect of acquisitions):
         (Increase) decrease in accounts receivable.............................            (1,597)            2,891
         Increase in prepaid expenses and other.................................            (1,620)              (22)
         Increase (decrease) in accounts payable, income taxes payable, accrued
           expenses and accrued interest payable................................             2,910              (495)
                                                                                   ----------------       --------------
Net cash provided by operating activities.......................................             4,056             7,366
Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................           (12,643)             (104)
  Gross proceeds from sale of property and equipment............................               110                 -
  Additions to property and equipment...........................................            (2,994)           (1,700)
                                                                                   ----------------       --------------
Net cash used in investing activities...........................................           (15,527)           (1,804)
Cash flows from financing activities:
  Other debt payments ..........................................................               (85)              (38)
  Net increase (decrease) in revolving credit facilities........................            15,151            (4,050)
  Payment of debt issuance costs................................................               (43)                -
  Net increase in due to parent.................................................              (168)             (265)
                                                                                   ----------------       --------------
Net cash provided by (used in) financing activities.............................            14,855            (4,353)
Effect of exchange rate changes on cash and cash equivalents....................              (348)             (660)
                                                                                   ----------------       --------------
Net increase in cash and cash equivalents.......................................             3,036               549
Cash and cash equivalents at beginning of period................................            73,288            72,452
                                                                                   ----------------       --------------
Cash and cash equivalents at end of period......................................    $       76,324      $     73,001
                                                                                   ================       ==============



        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of September 30, 2001. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 985 (of which 645 are company owned) locations operating as Money Mart(R), The Money Shop, Loan Mart(R), Cash A Cheque, Fastcash and Cash Centres in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary moneymart.com(TM), originates payday loans through 1,195 independent merchants in 43 states and the District of Columbia.

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at September 30, 2001, and the consolidating statement of operations and cash flows for the three month period ended September 30, 2001 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                           CONSOLIDATING BALANCE SHEET
                               September 30, 2001
                                 (In thousands)



                                                    Dollar          Domestic         Foreign
                                                   Financial       Subsidiary       Subsidiary
                                                  Group, Inc.      Guarantors       Guarantors       Eliminations      Consolidated
                                                  ------------    -------------    -------------    --------------    --------------
ASSETS

Cash and cash equivalents.........................$     1,810     $     41,204     $     29,987     $            -     $     73,001
Accounts receivable, net...........................     6,530           13,799           11,667           (10,289)           21,707
Income taxes receivable............................     7,016                -               26            (7,042)                -
Prepaid expenses...................................       783            2,010            3,915                  -            6,708
Deferred income taxes..............................     1,579                -                -            (1,579)                -
Notes receivable-officers..........................     2,756                -                -                  -            2,756
Due from affiliates................................    58,948           11,639                -           (70,587)                -
Due from parent....................................     2,846                -                -                  -            2,846
Property and equipment, net........................     5,373           12,049           11,380                  -           28,802
Goodwill and other intangibles, net................         -           56,616           72,909                  -          129,525
Debt issuance costs, net...........................     6,866                -                -                  -            6,866
Investment in subsidiaries.........................   151,453            9,801            6,705          (167,959)                -
Other..............................................       454              593            1,010                  -            2,057
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   246,414     $    147,711     $    137,599     $    (257,456)     $    274,268
                                                  ============    =============    =============    ===============    =============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable..................................$         -     $     12,904     $      6,008     $            -     $     18,912
Income taxes payable..............................          -            8,679            2,556            (7,042)            4,193
Accrued expenses..................................      2,682            2,257            3,165                  -            8,104
Accrued interest payable..........................      5,028                -           10,307           (10,289)            5,046
Deferred tax liability............................          -            3,183                -            (1,579)            1,604
Due to affiliates.................................          -                -           70,587           (70,587)                -
Revolving credit facilities.......................     59,400                -            4,374                  -           63,774
10-7/8% Senior Notes due 2006.....................    109,190                -                -                  -          109,190
Subordinated notes payable and other..............     20,000                -               88                  -           20,088
                                                  ------------   -------------     -------------    ---------------    -------------

                                                      196,300           27,023           97,085           (89,497)          230,911


Shareholder's equity:
Common stock......................................          -                -                -                  -                -
Additional paid-in capital........................     50,957           65,604           27,304           (92,908)           50,957
Retained earnings.................................      2,710           58,407           16,644           (75,051)            2,710
Accumulated other comprehensive loss..............     (3,553)          (3,323)          (3,434)                 -          (10,310)
                                                  ------------    -------------    -------------    ---------------    -------------
Total shareholder's equity........................     50,114          120,688           40,514          (167,959)           43,357
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   246,414     $    147,711     $    137,599     $    (257,456)     $    274,268
                                                  ============    =============    =============    ===============    =============

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2001
                                 (In thousands)



                                                          Dollar         Domestic        Foreign
                                                         Financial      Subsidiary      Subsidiary
                                                        Group, Inc.     Guarantors      Guarantors     Eliminations    Consolidated
                                                        ------------   ------------    -----------     -----------     ------------

Revenues.............................................   $         -    $    27,264     $   21,959      $        -      $    49,223
Store and regional expenses:
   Salaries and benefits.............................             -          9,168          5,876               -           15,044
   Occupancy.........................................             -          2,978          1,647               -            4,625
   Depreciation......................................             -            769            713               -            1,482
   Other.............................................             -          7,653          4,327               -           11,980
                                                        ------------   ------------    -----------     -----------     ------------
Total store and regional expenses....................             -         20,568         12,563               -           33,131

Corporate expenses...................................         3,395            424          1,911               -            5,730
Management fees......................................        (3,061)         2,350            711               -                -
Loss on store closings and sales.....................            60             28              -               -               88
Other depreciation and amortization..................           348             52            137               -              537
Interest expense (income)............................         4,083           (817)         1,488               -            4,754
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before income taxes ...................        (4,825)         4,659          5,149               -            4,983
Income tax (benefit) provision ......................        (2,755)         4,352          1,542               -            3,139
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before equity in net income of
   subsidiaries......................................        (2,070)           307          3,607               -            1,844
Equity in net income of subsidiaries:
Domestic subsidiary guarantors.......................           307              -              -            (307)               -
Foreign subsidiary guarantors........................         3,607              -              -          (3,607)               -
                                                        ------------   ------------    -----------     -----------     ------------
Net income...........................................   $     1,844    $       307     $    3,607      $   (3,914)     $     1,844
                                                        ============   ============    ===========     ===========     ============


                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      Three Months Ended September 30, 2001
                                 (In thousands)



                                                          Dollar          Domestic        Foreign
                                                         Financial       Subsidiary     Subsidiary
                                                        Group, Inc.      Guarantors     Guarantors      Eliminations    Consolidated
                                                        ------------    -----------    ------------     ------------    ------------
Cash flows from operating activities:
Net income...........................................   $     1,844     $      307     $     3,607       $   (3,914)    $     1,844
Adjustments to reconcile net income to net
   cash provided by operating activities:
       Undistributed income of subsidiaries..........        (3,914)             -               -            3,914               -
       Depreciation and amortization.................           713            821             850                -           2,384
       Loss on store closings and sales..............            60             28               -                -              88
       Deferred tax provision........................             -            676               -                -             676
       Change in assets and liabilities (net of
         effect of acquisitions):
        Decrease (increase) in accounts receivable
         and                                                  3,329         (1,375)            635              302           2,891
         income taxes receivable.....................
        (Increase) decrease in prepaid expenses                (204)            (9)            191                -             (22)
         and other...................................
        Increase (decrease) in accounts
         payable,  income  taxes payable, accrued
         expenses and accrued interest payable.......         2,718           (202)         (2,709)            (302)           (495)
                                                        ------------    -----------    ------------     ------------    ------------
Net cash provided by operating activities............         4,546            246           2,574                -           7,366

Cash flows from investing activities:
     Acquisitions, net of cash acquired..............             -            (50)            (54)               -            (104)
     Additions to property and equipment.............          (293)          (380)         (1,027)               -          (1,700)
     Net (increase) decrease in due from affiliates..          (727)         5,040               -           (4,313)              -
                                                        ------------    -----------    ------------     ------------    ------------
Net cash (used in) provided by investing activities..        (1,020)         4,610          (1,081)          (4,313)         (1,804)

Cash flows from financing activities:
     Other debt payments.............................             -              -             (38)               -             (38)
     Net decrease in revolving credit facilities.....        (2,900)             -          (1,150)               -          (4,050)
     Net increase in due from parent.................          (265)             -               -                -            (265)
     Net decrease in due to affiliates...............             -              -          (4,313)           4,313               -
                                                        ------------    -----------    ------------     ------------    ------------
Net cash used in financing activities................        (3,165)             -          (5,501)           4,313          (4,353)
Effect of exchange rate changes on cash and cash
     Equivalents.....................................             -              -            (660)               -            (660)
                                                        ------------    -----------    ------------     ------------    ------------
Net increase (decrease) in cash and cash                        361          4,856          (4,668)               -             549
equivalents..........................................
Cash and cash equivalents at beginning of period.....         1,449         36,348          34,655                -          72,452
                                                        ------------    -----------    ------------     ------------    ------------
Cash and cash equivalents at end of period...........   $     1,810     $   41,204     $    29,987      $         -     $    73,001
                                                        ============    ===========    ============     ============    ============

                          DOLLAR FINANCIAL GROUP, INC.

3. AMORTIZATION OF GOODWILL

The Company has adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to complete the transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income in the income statement. The Company has costs in excess of net assets acquired, which are deemed to be an indefinite intangible asset, and covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the three months ended September 30, 2001 was $64,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                                              Year                  Amount
                                                       -------------------    ----------------

                                                              2002                   $101,000
                                                              2003                     58,000
                                                              2004                     37,000
                                                              2005                     22,000
                                                              2006                          0


The following table reflects the components of intangible assets as of September 30, 2001 (in thousands):


                                                         Gross Carrying            Accumulated
                                                             Amount                Amortization
                                                       --------------------   ------------------
Non-amortized intangible assets:
    Cost in excess of net assets acquired                      $150,598               $21,307

Amortized intangible assets:
    Covenants not to compete                                      2,129                 1,911


The following table reflects the results of operations as if SFAS No. 142 had been adopted as of July 1, 2000 (in thousands):

                                                                             Three Months Ended
                                                                             September 30, 2000
                                                                           ----------------------

Reported net income                                                                      $1,047

Goodwill amortization, net of tax                                                           495
                                                                                 ---------------
Adjusted net income                                                                      $1,542
                                                                                 ===============

                          DOLLAR FINANCIAL GROUP, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

4.   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive (loss) income for the periods stated:

                                                        Three Months Ended
                                                           September 30,
                                                 ----------------------------------
                                                     2000               2001
                                                 --------------    ----------------

Net income                                       $       1,047         $     1,844
Foreign currency translation adjustment                 (1,090)             (1,111)
                                                 --------------    ----------------

Total comprehensive (loss) income                $         (43)        $       733
                                                 ==============    ================


5.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                               United                      United
                                                               States        Canada        Kingdom           Total
                                                        ----------------- ------------- -------------- ---------------
As of and for the three months
   ended September 30, 2000

Identifiable assets                                     $        140,730  $     72,350  $      54,570  $      267,650
Sales to unaffiliated customers                                   26,134        12,072          7,025          45,231
(Loss) income before income taxes                                   (148)        2,482            754           3,088
Income tax  provision                                                738         1,147            156           2,041
Net (loss) income                                                   (886)        1,335            598           1,047

As of and for the three months
   ended September 30, 2001

Identifiable assets                                     $        143,374  $     69,126  $      61,768  $      274,268
Sales to unaffiliated customers                                   27,264        13,501          8,458          49,223
(Loss) income before income taxes                                   (166)        4,082          1,067           4,983
Income tax provision                                               1,597         1,359            183           3,139
Net (loss) income                                                 (1,763)        2,723            884           1,844

                          DOLLAR FINANCIAL GROUP, INC.

6.   ACQUISITIONS

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

On August 7, 2000, the Company purchased substantially all of the assets of Fast `n Friendly Check Cashing ("F&F"), which operated eight stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through the Company's revolving credit facility. The excess of the purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid based on a revenue based earn-out agreement.

On August 28, 2000, the Company purchased primarily all of the assets of Ram-Dur Enterprises, Inc., d/b/a AAA Check Cashing Centers ("AAA"), which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the Company's revolving credit facility. The excess of the purchase price over fair value of identifiable net assets acquired was $1.2 million.

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

The following unaudited pro forma information for the three months ended September 30, 2000 presents the results of operations as if the Acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of the Acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                   Three Months Ended
                                                      September 30,
                                                          2000
                                                       (Unaudited)
                                               -------------------------
                                                 (dollars in thousands)

Revenues                                            $        46,313
Net income                                                    1,061

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

7.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations and precautions have been taken should exchange rates shift. For the United Kingdom and Canada subsidiaries, put options with a notional value of 8.0 million British Pounds and 36.0 million Canadian Dollars, respectively, have been purchased to protect quarterly earnings in the United Kingdom and Canada against foreign exchange fluctuations. Each contract has a strike price of initially 5% out of the money at the date of acquisition and each contract was out of the money at September 30, 2001.

Out of the money put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. This strategy will continually be evaluated as to its effectiveness and suitability to the Company.

8.   CONTINGENT LIABILITIES

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation, other than routine litigation and administrative proceedings arising in the ordinary course of business, that would have a material adverse effect on the Company's Consolidated Financial Statements.

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                          SUPPLEMENTAL STATISTICAL DATA

                                                                             September 30,
Company Operating Data:                                                2000                 2001
                                                                   -------------        --------------

Stores in operation:
   Company-Owned.................................                           594                   645
   Franchised Stores and Check Cashing Merchants.                           339                   340
                                                                            ---                   ---

Total............................................                           933                   985
                                                                            ===                   ===




                                                                           Three Months Ended
                                                                             September 30,
                                                                   -----------------------------------
Operating Data:                                                        2000                 2001
                                                                   -------------        --------------

Face amount of checks cashed (in millions).........................$        761          $        721
Face amount of average check.......................................$        334          $        331
Face amount of average check (excluding Canada and the United
   Kingdom)........................................................$        347          $        352
Average fee per check..............................................$      11.12          $      11.55
Number of checks cashed (in thousands).............................       2,279                 2,176
Adjusted EBITDA (in thousands)1....................................$     11,246          $     12,347
Adjusted EBITDA Margin1............................................        24.9%                 25.1%



                                                                           Three Months Ended
                                                                             September 30,
                                                                   -----------------------------------
Collections Data:                                                      2000                    2001
                                                                   -------------         -------------

Face amount of returned checks (in thousands)......................$      6,714          $      7,829
Collections (in thousands).........................................       4,870                 5,785
                                                                   -------------         -------------
Net write-offs (in thousands)......................................$      1,844          $      2,044
                                                                   =============         =============

Collections as a percentage of
   returned checks.................................................       72.5%                 73.9%
Net write-offs as a percentage of
   check cashing revenues..........................................        7.3%                  8.1%
Net write-offs as a percentage of the
   face amount of checks cashed....................................       0.24%                 0.28%



1Adjusted EBITDA is earnings before interest, income taxes, depreciation, amortization and loss on store closings and sales. Adjusted EBITDA does not represent cash flows as defined by accounting principles generally accepted in the United States and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other measures of liquidity determined in accordance with accounting principles generally accepted in the United States. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company is a consumer financial services company operating the second largest check cashing store network in the United States and the largest such network in Canada and the United Kingdom. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders, money transfers and bill payment.

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at September 30, 2001 and the results of operations for the three months ended September 30, 2001 and 2000. The results for the three months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

On August 7, 2000, the Company purchased substantially all of the assets of Fast `n Friendly Check Cashing ("F&F"), which operated eight stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through the Company's revolving credit facility. The excess of the purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid based on a revenue based earn-out agreement.

On August 28, 2000, the Company purchased primarily all of the assets of Ram-Dur Enterprises, Inc., d/b/a AAA Check Cashing Centers ("AAA"), which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the Company's revolving credit facility. The excess of the purchase price over fair value of identifiable net assets acquired was $1.2 million.

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

All of the acquisitions described above (collectively, the "Acquisitions"), have been accounted for under the purchase method of accounting. Therefore, the historical results of operations include the revenues and expenses of all the acquired companies since their respective dates of acquisition.

RESULTS OF OPERATIONS

Revenue Analysis




                                                   Three Months Ended September 30,
                                                                           (Percentage of
                                            ($ in thousands)               total Revenue)
                                        --------------------------     ------------------------
                                           2000            2001           2000          2001
                                        -----------    -----------     --------      ----------

Check cashing...........................$   25,353     $   25,124         56.1%         51.0%
Cash `Til Payday(R)origination fees.....    11,680         17,218         25.8          35.0
Money transfer fees.....................     2,177          2,460          4.8           5.0
Government services.....................     1,563            407          3.5           0.8
Other revenue...........................     4,458          4,014          9.8           8.2
                                        -----------    -----------     --------      ----------
Total revenue...........................$   45,231     $   49,223        100.0%        100.0%
                                        ===========    ===========     ========      ==========




QUARTER COMPARISON

Total revenues were $49.2 million for the three months ended September 30, 2001 compared to $45.2 million for the three months ended September 30, 2000, an increase of $4.0 million or 8.8%. Comparable retail store sales at those locations owned by the Company for the entire period increased $2.3 million or 5.6%. The Acquisitions and new store openings accounted for an increase of $1.2 million and $2.4 million, respectively. Partially offsetting this increase, however, was a decline in revenues from closed stores and the termination of the State of New York government contract during fiscal year 2001 for $900,000 and $1.2 million, respectively.

Store and Regional Expense Analysis

                                              Three Months Ended September 30,
                                                                      (Percentage of
                                        ($ in thousands)               total revenue)
                                   --------------------------    --------------------------
                                       2000           2001          2000            2001
                                   -----------    -----------    ----------      ----------
Salaries and benefits .............$   13,474     $   15,044         29.8%          30.6%
Occupancy..........................     3,980          4,625          8.8            9.4
Depreciation.......................     1,369          1,482          3.0            3.0
Other..............................    10,561         11,980         23.3           24.3
                                   -----------    -----------    ----------      ----------
Total store and regional expenses..$   29,384     $   33,131         64.9%          67.3%
                                   ===========    ===========    ==========      ==========





QUARTER COMPARISON

Store and  regional  expenses  were $33.1  million  for the three  months  ended
September  30,  2001  compared  to $29.4  million  for the  three  months  ended
September 30, 2000, an increase of $3.7 million or 12.6%. The Acquisitions accounted for an increase of $700,000 and new store openings resulted in an increase of $2.1 million. For the three months ended September 30, 2001 total store and regional expenses increased to 67.3% of total revenue compared to 64.9% of total revenue for the three months ended September 30, 2000 due to increased costs associated with new store openings.

Other Expense Analysis

                                                Three Months Ended September 30,
                                                                        (Percentage of
                                           ($ in thousands)             total revenue)
                                     --------------------------    ------------------------
                                         2000           2001        2000           2001
                                     ----------    ------------    ---------      ---------
Corporate expenses...................$   6,215      $    5,730      13.7%           11.6%
Loss on store closings
   and sales.........................       34              88       0.1             0.2
Goodwill amortization................    1,080               -       2.4               -
Other depreciation and amortization..      469             537       1.0             1.1
Interest expense.....................    4,961           4,754      11.0             9.7
Income tax provision.................    2,041           3,139       4.5             6.4



QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $5.7 million for the three months ended September 30, 2001 compared to $6.2 million for the three months ended September 30, 2000, a decrease of $500,000 or 8.1% due to the reduction of head office operating expenses initiated during the second half of last fiscal year.

Goodwill Amortization

In June 2001,  the FASB issued  Statements  of  Financial  Accounting  Standards
("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.

Interest Expense

Interest expense was $4.8 million for the three months ended September 30, 2001 and was $5.0 million for the three months ended September 30, 2000, a decrease of $200,000 or 4.0%. This decrease is primarily attributable to the decrease in the average borrowing rates of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology.

Income Taxes

The provision for income taxes was $3.1 million for the three months ended September 30, 2001 compared to $2.0 million for the three months ended September 30, 2000, an increase of $1.1 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% for the three months ended September 30, 2001 due to state and foreign taxes and also due to non-deductible goodwill amortization for the three months ended September 30, 2000.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2001, cash and cash equivalents increased $500,000. Net cash generated from operations was $7.4 million which was used to fund additions to property and equipment of $1.7 million and to decrease the Company's revolving credit facilities by $4.0 million.

Accrued interest increased due to the timing of the semi-annual interest payment on the 10 7/8% Senior Notes due in November 2006 (the "Senior Notes") and the Senior Subordinated Notes.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance store expansion. For the three months ended September 30, 2001 and 2000, the Company had net cash provided by operating activities of $7.4 million and $4.1 million, respectively. The increase in net cash provided by operations was primarily the result of decreases in accounts receivable due to the timing of payments received on the Company's remaining government contracts and the timing of settlement payments related to the Company's Cash `Til Payday(R) product. For the three months ended September 30, 2001, the Company had made capital expenditures of $1.7 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $8.0 million during its fiscal year ending June 30, 2002, for remodeling and relocation of certain existing stores and for opening new stores.

The Company's credit agreement provides for a revolving credit facility of up to $85 million. The borrowings under the revolving credit facility as of September 30, 2001 were $59.4 million. The Senior Notes, Senior Subordinated Notes and the revolving credit facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.4 million, of which there was no outstanding balance as of September 30, 2001. For the Company's United Kingdom operations, the Company also has a British pound overdraft facility which provides for a commitment of up to approximately $7.4 million of which $4.4 million was outstanding as of September 30, 2001. The overdraft facility is secured by an $8.0 million letter of credit issued by Wells Fargo Bank under the revolving credit facility.

The Company is highly leveraged, and borrowings under the revolving credit facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the revolving credit facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company and the anticipated benefits resulting from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues, growth in the Cash `Til Payday(R) loan business, the maturity of recently opened stores and the continued expansion of new stores. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There were no material changes for Quantitative and Qualitative Disclosures About Market Risk from the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any material litigation and is not aware of any pending or threatened litigation, other than routine litigation and administrative proceedings arising in the ordinary course of business.

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


                                             DOLLAR FINANCIAL GROUP, INC.


Dated:    November 14, 2001                *By:      /s/ DONALD GAYHARDT
                                            ------------------------------
                                    Name:  Donald Gayhardt
                                   Title:  President and Chief Financial Officer
                                           (principal financial and
                                           chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.