Form 10-Q
period 2001-12-31
DOLLAR FINANCIAL GROUP INC
filed 2002-02-14
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             -------------------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended December 31, 2001
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 14, 2002, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX




PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2001 (unaudited)...........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three and Six
         Months Ended December 31, 2000 and 2001.....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2000 and 2001............................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    17

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    25

Item 2.  Changes in Securities and Use of Proceeds...................................................    25

Item 3.  Defaults Upon Senior Securities.............................................................    25

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    25

Item 5.  Other Information...........................................................................    25

Item 6.  Exhibits and Reports on Form 8-K............................................................    25

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                   June 30,            December 31,
                                                                                     2001                  2001
                                                                                --------------      -----------------
ASSETS                                                                                                  (unaudited)

Cash and cash equivalents.......................................................$      72,452        $        70,282
Accounts receivable, net........................................................       23,770                 26,899
Prepaid expenses  ..............................................................        6,517                  6,354
Notes receivable - officers.....................................................        2,756                  2,756
Due from parent  ...............................................................        2,596                  3,096
Property and equipment, net of accumulated depreciation
    of  $21,666 and $25,557.....................................................       29,140                 29,331
Goodwill and other intangibles, net of accumulated
    amortization of $23,863 and $23,966.........................................      129,555                128,929
Debt issuance costs, net of accumulated amortization of
     $4,642 and $5,373..........................................................        7,232                  6,501
Other...........................................................................        2,154                  1,984
                                                                                --------------      -----------------

                                                                                $     276,172        $       276,132
                                                                                ==============       ================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  ..............................................................$      18,325        $        15,602
Income taxes payable............................................................        6,782                  4,352
Accrued expenses................................................................        8,804                  7,740
Accrued interest payable........................................................        1,573                  1,501
Deferred tax liability..........................................................          928                  2,280
Revolving credit facilities.....................................................       67,824                 71,230
10-7/8 % Senior Notes due 2006..................................................      109,190                109,190
Subordinated notes payable and other............................................       20,122                 20,072
Shareholder's equity:
   Common stock, $1 par value: 20,000 shares
   authorized; 100 shares issued and outstanding at
   June 30, 2001 and December 31, 2001..........................................            -                      -
Additional paid-in capital......................................................       50,957                 50,957
Retained earnings...............................................................          866                  4,878
Accumulated other comprehensive loss............................................       (9,199)               (11,670)
                                                                                --------------       ----------------
   Total shareholder's equity...................................................       42,624                 44,165
                                                                                --------------       ----------------

                                                                                $     276,172        $       276,132
                                                                                ==============       ================


        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                        Three Months Ended               Six Months Ended
                                                                           December 31,                     December 31,
                                                                -------------------------------- ------------------------------
                                                                     2000             2001            2000             2001
                                                                ------------    -------------    ------------    --------------

Revenues .......................................................$    49,256     $     51,078    $     94,487      $    100,301
Store and regional expenses:
  Salaries and benefits.........................................     14,513           16,348          27,985            31,392
  Occupancy.....................................................      4,275            4,521           8,256             9,146
  Depreciation..................................................      1,477            1,550           2,845             3,032
  Other.........................................................     13,080           12,318          23,642            24,298
                                                                ------------    -------------    ------------    --------------
Total store and regional expenses...............................     33,345           34,737          62,728            67,868
Corporate expenses..............................................      5,311            5,212          11,525            10,942
Loss on store closings and sales................................         41               91              75               179
Goodwill amortization...........................................      1,175                -           2,256                 -
Other depreciation and amortization.............................        476              542             946             1,079
Interest expense (net of interest income of $68, $53,
$142 and $149) .................................................      5,233            4,635          10,193             9,389
                                                                ------------    -------------    ------------    --------------
Income before income taxes......................................      3,675            5,861           6,764            10,844
Income tax provision............................................      2,152            3,693           4,194             6,832
                                                                ------------    -------------    ------------    --------------
Net income  ....................................................$     1,523     $      2,168     $     2,570      $      4,012
                                                                ============    =============    ============    ==============







        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                          2000                  2001
                                                                                   ----------------       --------------
Cash flows from operating activities:
Net income......................................................................     $       2,570          $     4,012
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization.............................................             6,744                4,843
      Loss on store closings and sales..........................................                75                  179
      Deferred tax provision....................................................                 -                1,352
      Change in assets and liabilities (net of effect of acquisitions):
         Increase in accounts receivable........................................            (5,868)              (3,199)
         Decrease in prepaid expenses and other.................................               364                  348
         Decrease in accounts payable, income taxes payable,
          accrued expenses and accrued interest payable.........................              (272)              (7,170)
                                                                                   ----------------       --------------
Net cash provided by operating activities.......................................             3,613                  365
Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................           (17,110)                (163)
  Gross proceeds from sale of property and equipment............................               110                    -
  Additions to property and equipment...........................................            (7,168)              (4,428)
                                                                                   ----------------       --------------
Net cash used in investing activities...........................................           (24,168)              (4,591)
Cash flows from financing activities:
  Other debt payments ..........................................................              (188)                 (53)
  Net increase in revolving credit facilities...................................            21,947                3,406
  Payment of debt issuance costs................................................              (247)                   -
  Net increase in due from parent...............................................              (336)                (531)
                                                                                   ----------------       --------------
Net cash provided by financing activities.......................................            21,176                2,822
Effect of exchange rate changes on cash and cash equivalents....................              (291)                (766)
                                                                                   ----------------       --------------
Net increase (decrease) in cash and cash equivalents............................               330               (2,170)
Cash and cash equivalents at beginning of period................................            73,288               72,452
                                                                                   ----------------       --------------
Cash and cash equivalents at end of period......................................    $       73,618         $     70,282
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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of December 31, 2001. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,004 locations (of which 648 are company owned) operating as Money Mart(R), The Money Shop, Loan Mart(R), Cash A Cheque, Fastcash and Cash Centres in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary moneymart.com(TM), originates payday loans through 1,295 independent merchants in 44 states and the District of Columbia.

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at December 31, 2001, and the consolidating statement of operations and cash flows for the six month period ended December 31, 2001 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2001
                                 (In thousands)



                                                    Dollar          Domestic         Foreign
                                                   Financial       Subsidiary       Subsidiary
                                                  Group, Inc.      Guarantors       Guarantors       Eliminations      Consolidated
                                                  ------------    -------------    -------------    ---------------    -------------
ASSETS

Cash and cash equivalents.........................$     5,862     $     37,328     $     27,092     $                  $     70,282
Accounts receivable, net..........................     11,515           12,632           12,189            (9,437)           26,899
Income taxes receivable...........................      7,222                -               17            (7,239)                -
Prepaid expenses..................................        799            2,187            3,368                               6,354
Deferred income taxes.............................      1,579                -                -            (1,579)                -
Notes receivable-officers.........................      2,756                -                -                               2,756
Due from affiliates...............................     46,046           19,199                -           (65,245)                -
Due from parent...................................      3,096                -                -                               3,096
Property and equipment, net.......................      5,900           11,770           11,661                              29,331
Goodwill and other intangibles, net...............        230           56,567           72,132                             128,929
Debt issuance costs, net..........................      6,501                -                -                               6,501
Investment in subsidiaries........................    159,887            9,801            6,705          (176,393)                -
Other.............................................        410              602              972                               1,984
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   251,803     $    150,086     $    134,136     $    (259,893)     $    276,132
                                                  ============    =============    =============    ===============    =============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable..................................$         -     $      9,240     $      6,362     $                  $     15,602
Income taxes payable..............................          -           10,149            1,442            (7,239)            4,352
Accrued expenses..................................      2,235            1,930            3,575                               7,740
Accrued interest payable..........................      1,472                -            9,466            (9,437)            1,501
Deferred tax liability............................          -            3,859                -            (1,579)            2,280
Due to affiliates.................................          -                -           65,245           (65,245)                -
Revolving credit facilities.......................     66,800                -            4,430                              71,230
10-7/8% Senior Notes due 2006.....................    109,190                -                -                             109,190
Subordinated notes payable and other..............     20,000                -               72                              20,072
                                                   -----------    -------------    -------------    ---------------    -------------
                                                      199,697           25,178           90,592           (83,500)          231,967


Shareholder's equity:
Common stock......................................          -                -                -                                   -
Additional paid-in capital........................     50,957           67,824           27,304           (95,128)           50,957
Retained earnings.................................      4,878           60,904           20,361           (81,265)            4,878
Accumulated other comprehensive loss..............     (3,729)          (3,820)          (4,121)                            (11,670)
                                                  ------------    -------------    -------------    ---------------    -------------
Total shareholder's equity........................     52,106          124,908           43,544          (176,393)           44,165
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   251,803     $    150,086     $    134,136     $    (259,893)     $    276,132
                                                  ============    =============    =============    ===============    =============

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                       Six Months Ended December 31, 2001
                                 (In thousands)



                                                          Dollar        Domestic        Foreign
                                                         Financial     Subsidiary      Subsidiary
                                                        Group, Inc.    Guarantors      Guarantors      Eliminations    Consolidated
                                                        ------------   ------------    -----------     ------------    ------------

Revenues.............................................   $         -    $    56,284     $   44,017      $        -      $   100,301
Store and regional expenses:
   Salaries and benefits.............................             -         19,334         12,058               -           31,392
   Occupancy.........................................             -          5,889          3,257               -            9,146
   Depreciation......................................             -          1,585          1,447               -            3,032
   Other.............................................             -         15,789          8,509               -           24,298
                                                        ------------   ------------    -----------     -----------     ------------
Total store and regional expenses....................             -         42,597         25,271               -           67,868

Corporate expenses...................................         6,620            509          3,813               -           10,942
Management fees......................................        (5,547)         4,124          1,423               -                -
Loss on store closings and sales.....................           120             28             31               -              179
Other depreciation and amortization..................           708            100            271               -            1,079
Interest expense (income)............................         8,030         (1,525)         2,884               -            9,389
                                                        ------------   ------------    -----------     -----------     ------------


(Loss) income before income taxes ...................        (9,931)        10,451         10,324               -           10,844
Income tax (benefit) provision ......................        (3,813)         7,648          2,997               -            6,832
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before equity in net income of                 (6,118)         2,803          7,327               -            4,012
  subsidiaries.......................................
Equity in net income of subsidiaries:
Domestic subsidiary guarantors.......................         2,803              -              -          (2,803)               -
Foreign subsidiary guarantors........................         7,327              -              -          (7,327)               -
                                                        ------------   ------------    -----------     -----------     ------------
Net income...........................................   $     4,012    $     2,803     $    7,327      $  (10,130)     $     4,012
                                                        ============   ============    ===========     ===========     ============

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                       Six Months Ended December 31, 2001
                                 (In thousands)



                                                          Dollar         Domestic        Foreign
                                                         Financial      Subsidiary     Subsidiary
                                                        Group, Inc.     Guarantors     Guarantors       Eliminations    Consolidated
                                                        ------------    -----------    ------------     ------------    ------------
Cash flows from operating activities:
Net income...........................................   $     4,012     $    2,803     $     7,327      $   (10,130)     $    4,012
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..........       (10,130)             -               -           10,130               -
       Depreciation and amortization.................         1,439          1,685           1,719                -           4,843
       Loss on store closings and sales..............           120             28              31                -             179
       Deferred tax provision........................             -          1,352               -                -           1,352
       Change in assets and liabilities (net of
         effect of acquisitions):
        Increase in accounts receivable and
         income taxes receivable.....................        (1,862)          (208)            (43)          (1,086)         (3,199)
        (Increase) decrease in prepaid expenses
         and other...................................          (179)          (199)            726                -             348
        Decrease in accounts payable,  income
         taxes payable, accrued expenses and
         accrued interest payable....................        (1,573)        (1,932)         (4,751)           1,086          (7,170)
                                                        ------------    -----------    ------------     ------------    ------------
Net cash (used in) provided by operating activities..        (8,173)         3,529           5,009                -             365

Cash flows from investing activities:
     Acquisitions, net of cash acquired..............             -            (54)           (109)               -            (163)
     Additions to property and equipment.............        (1,192)          (917)         (2,319)               -          (4,428)
     Net decrease (increase) in due from affiliates..         9,809         (1,578)              -           (8,231)              -
                                                        ------------    -----------    ------------     ------------    ------------
Net cash provided by (used in) investing activities..         8,617         (2,549)         (2,428)          (8,231)         (4,591)

Cash flows from financing activities:
     Other debt payments.............................             -              -             (53)               -             (53)
     Net increase (decrease) in revolving credit
      facilities.....................................         4,500              -          (1,094)               -           3,406
     Net increase in due from parent.................          (531)             -               -                -            (531)
     Net decrease in due to affiliates...............             -              -          (8,231)           8,231               -
                                                        ------------    -----------    ------------     ------------    ------------
Net cash provided by (used in) financing activities..         3,969              -          (9,378)           8,231           2,822
Effect of exchange rate changes on cash and cash
     equivalents.....................................             -              -            (766)               -            (766)
                                                        ------------    -----------    ------------     ------------    ------------
Net increase (decrease) in cash and cash
 equivalents.........................................         4,413            980          (7,563)               -          (2,170)
Cash and cash equivalents at beginning of period.....         1,449         36,348          34,655                -          72,452
                                                        ------------    -----------    ------------     ------------    ------------
Cash and cash equivalents at end of period...........   $     5,862     $   37,328     $    27,092       $        -     $    70,282
                                                        ============    ===========    ============     ============    ============

                          DOLLAR FINANCIAL GROUP, INC.

3. AMORTIZATION OF GOODWILL

The Company has adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In accordance with the adoption provisions of SFAS No. 142, the Company has completed the transitional impairment test and no impairment was noted. The Company will be required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has costs in excess of net assets acquired, which are deemed to be an indefinite intangible asset, and covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the six months ended December 31, 2001 was $123,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                                              Year                Amount
                                                       --------------         ----------------
                                                              2002                   $207,000
                                                              2003                    173,000
                                                              2004                    112,000
                                                              2005                     20,000
                                                              2006                          -


The following table reflects the components of intangible assets as of December 31, 2001 (in thousands):


                                                         Gross Carrying            Accumulated
                                                             Amount                Amortization
                                                       --------------------      ---------------

Non-amortized intangible assets:
     Cost in excess of net assets acquired                      $149,833               $21,308

Amortized intangible assets:
     Covenants not to compete                                      2,354                 1,965

The following table reflects the results of operations as if SFAS No. 142 had been adopted as of July 1, 2000 (in thousands):

                                                  Three Months Ended          Six Months Ended
                                                   December 31, 2000          December 31, 2000
                                                 --------------------        -------------------

Reported net income                                 $          1,523             $        2,570

Goodwill amortization, net of tax                                271                        767
                                                    -----------------            ---------------


Adjusted net income                                 $          1,794             $        3,337
                                                    =================            ===============

                          DOLLAR FINANCIAL GROUP, INC.

     NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

4.   COMPREHENSIVE INCOME

Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive income for the periods stated (in thousands):

                                                       Three Months Ended                    Six Months Ended
                                                           December 31,                         December 31,
                                                 ---------------------------------    ---------------------------------
                                                      2000               2001              2000              2001
                                                 --------------    ---------------    -------------    ----------------

Net income                                       $       1,523      $       2,168     $      2,570      $        4,012
Foreign currency translation adjustment                     25             (1,360)          (1,065)             (2,471)
                                                 --------------    ---------------    -------------    ----------------

Total comprehensive income                       $       1,548      $         808     $      1,505      $        1,541
                                                 ==============    ===============    =============    ================


5.   GEOGRAPHIC SEGMENT INFORMATION

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                             United                        United
                                                             States          Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------
As of and for the three months
   ended December 31, 2000

Identifiable assets                                     $        146,634  $     68,785  $      58,850  $      274,269
Sales to unaffiliated customers                                   29,795        12,309          7,152          49,256
Income (loss) before income taxes                                  1,156         2,811          (292)           3,675
Income tax  provision                                                834         1,181            137           2,152
Net income (loss)                                                    322         1,630          (429)           1,523

For the six months
   ended December 31, 2000

Sales to unaffiliated customers                         $         55,928  $     24,382  $      14,177  $       94,487
Income before income taxes                                         1,008         5,293            463           6,764
Income tax provision                                               1,573         2,328            293           4,194
Net (loss) income                                                  (565)         2,965            170           2,570


As of and for the three months
   ended December 31, 2001

Identifiable assets                                     $        148,700  $     68,574  $      58,858  $      276,132
Sales to unaffiliated customers                                   29,020        13,517          8,541          51,078
Income before income taxes                                           686         3,879          1,296           5,861
Income tax provision                                               2,238         1,329            126           3,693
Net (loss) income                                                 (1,552)        2,550          1,170           2,168

                          DOLLAR FINANCIAL GROUP, INC.

5. GEOGRAPHIC SEGMENT INFORMATION

                                                             United                        United
                                                             States          Canada        Kingdom         Total
For the six months                                      ----------------- ------------- -------------- ---------------
   ended December 31, 2001

Sales to unaffiliated customers                         $         56,284  $     27,018  $      16,999  $      100,301
Income before income taxes                                           520         7,961          2,363          10,844
Income tax provision                                               3,835         2,688            309           6,832
Net (loss) income                                                 (3,315)        5,273          2,054           4,012



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

The following unaudited pro forma information for the six months ended December 31, 2000 presents the results of operations as if the Acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of the Acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                          DOLLAR FINANCIAL GROUP, INC.

6.  ACQUISITIONS (Continued)


                                                 Three Months Ended                Six Months Ended
                                                     December 31,                     December 31,
                                                         2000                             2000
                                                      (Unaudited)                      (Unaudited)
                                            ----------------------------    ------------------------------
                                                    (in thousands)                  (in thousands)
Revenues                                           $        49,761                  $        96,072
Net income                                         $         1,531                  $         2,573




7.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations and precautions have been taken should exchange rates shift. For the United Kingdom and Canada subsidiaries, put options with a notional value of 8.0 million British Pounds and 36.0 million Canadian Dollars, respectively, have been purchased to protect quarterly earnings in the United Kingdom and Canada against foreign exchange fluctuations. Each contract has a strike price of initially 5% out of the money at the date of acquisition and each contract was out of the money at December 31, 2001.

Out of the money put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. This strategy will continually be evaluated as to its effectiveness and suitability to the Company.

8.   CONTINGENT LIABILITIES

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation, other than routine litigation and administrative proceedings arising in the ordinary course of business, that would have a material adverse effect on the Company's Consolidated Financial Statements. As described in Note 9, the Company or a third party designated by the Company, may become obligated to purchase a portion of the outstanding payday loans.

9.   SUBSEQUENT EVENTS

On January 4, 2002, Dollar Financial Group, Inc. entered into a Participation and Termination Agreement ("Agreement") with Eagle National Bank, a national banking association; Payday Partners, L.P., a Pennsylvania limited partnership; Merlin Holdings LLC ("Merlin"), a Pennsylvania limited liability company; S. Marshall Gorson and John Petralia. Under this agreement, subject to certain conditions, Eagle will discontinue the business of offering short-term consumer loans ("payday lending") through Dollar locations by June 15, 2002.

Subject to a Consent Order dated December 18, 2001 with the Office of the Comptroller of the Currency, the Bank's primary regulator, Eagle's continuation of its payday lending program through June 15, 2002 is conditioned upon the Bank's ability to reduce its exposure to payday lending by entering into agreements to sell payday loans outstandings ("Loans") to third parties, including Merlin.

Under the terms of the Participation and Termination Agreement, if Merlin fails (or threatens to fail) to make any required investment in the Loans, to make any of the required deposits or to perform any other requirement of the agreement, the Company (or a third party designated by the Company) is obligated to make such investment or to make any of the required deposits and the Company (or its designee) will succeed to the rights of Merlin with respect to such investment or requirement. The Agreement defines an investment in loans as that amount of required ownership in the outstanding payday loan portfolio. The Agreement also defines required deposits as the amounts deposited in a specified account used to fund the loans. In addition, after proper written notice to the Company, Merlin may require at any time the Company or its designee to purchase its investment in the Loans. As of February 14, 2002, Merlin's investments in the Loans was $6.0 million.

                          DOLLAR FINANCIAL GROUP, INC.

9.       SUBSEQUENT EVENTS (Continued)

The Company is currently in negotiations to enter into replacement arrangements with another bank. It is not presently possible to quantify the potential financial impact of any failure to enter into such replacement arrangements. The largest part of the Company's payday-lending activities is derived from loans to consumers in states where payday lending is lawful under state law, and because the Company would retain all of the compensation presently earned by Eagle if the Company were to engage in direct lending, the Company does not presently expect the effect of its failure to enter into such replacement arrangements to have a material adverse effect on its revenues and earnings from payday lending.

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                          SUPPLEMENTAL STATISTICAL DATA

                                                                          December 31,
Company Operating Data:                                            2000                 2001
                                                                ------------        -------------

Stores in operation:
   Company-Owned.................................                       637                  648
   Franchised Stores and Check Cashing Merchants.                       364                  356
                                                                        ---                  ---

Total............................................                     1,001                1,004
                                                                      =====                =====



                                                                      Three Months Ended                   Six Months Ended
                                                                         December 31,                        December 31,
Operating Data:                                                    2000              2001               2000              2001
                                                                ------------     --------------      ------------     -------------

Face amount of checks cashed (in millions)......................$       776      $         723        $    1,537      $      1,444
Face amount of average check....................................$       324      $         333        $      329      $        332
Face amount of average check (excluding Canada and the United
   Kingdom).....................................................$       366      $         354        $      366      $        353
Average fee per check...........................................$     10.73      $       11.71        $    10.92      $      11.63
Number of checks cashed (in thousands)..........................      2,396              2,168             4,675             4,344
Adjusted EBITDA (in thousands)1.................................$    12,037      $      12,837        $   23,283      $     25,184
Adjusted EBITDA Margin1.........................................       24.4%              25.1%             24.6%             25.1%


                                                                      Three Months Ended                    Six Months Ended
                                                                         December 31,                         December 31,
                                                                -------------------------------       -----------------------------
 Collections Data:                                                  2000              2001                2000             2001
                                                                ------------    ---------------       ------------    -------------

Face amount of returned checks (in thousands)...................$     6,670      $       7,630        $    13,384     $     15,459
Collections (in thousands)......................................      4,488              5,162              9,358           10,946
                                                                ------------    ---------------      -------------    -------------
Net write-offs (in thousands)...................................$     2,182      $       2,468        $     4,026     $      4,513
                                                                ============    ===============      =============    =============

Collections as a percentage of
   returned checks..............................................       67.3%              67.6%              69.9%            70.8%
Net write-offs as a percentage of
   check cashing revenues.......................................        8.5%               9.7%               7.9%             8.9%
Net write-offs as a percentage of the
   face amount of checks cashed.................................       0.28%              0.34%              0.26%            0.31%


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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at December 31, 2001 and the results of operations for the three and six months ended December 31, 2001 and 2000. The results for the three and six months ended December 31, 2001 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

RESULTS OF OPERATIONS

Revenue Analysis

                                          Three Months Ended December 31,                   Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                    (Percentage of
                                    ($ in thousands)            Total Revenue)          ($ in thousands)          Total Revenue)
                                   --------------------      ---------------------    ----------------------    --------------------
                                    2000        2001          2000        2001         2000         2001          2000        2001
                                   --------    --------      -------     --------     --------      --------     -------     -------

Check Cashing....................  $25,715     $25,388        52.2%        49.7%      $51,068       $50,512        54.0%       50.4%
Cash `Til Payday(R), net.........   15,526      18,982        31.5         37.2        27,206        36,200        28.8        36.1
Government services..............    1,463         455         3.0          0.9         3,026           862         3.2         0.9
Money transfer fees..............    2,274       2,494         4.6          4.9         4,451         4,954         4.7         4.9
Other revenue....................    4,278       3,759         8.7          7.3         8,736         7,773         9.3         7.7
                                 -----------   --------     --------    ---------     --------      --------    ---------    -------

Total revenue....................  $49,256     $51,078       100.0%       100.0%      $94,487      $100,301      100.0%      100.0%
                                 ===========  =========     ========    =========     ========     =========   =========    =======


QUARTER COMPARISON

Total revenues were $51.1 million for the three months ended December 31, 2001 compared to $49.3 million for the three months ended December 31, 2000, an increase of $1.8 million or 3.7%. Comparable store, franchised store and merchant sales for the entire period increased $1.5 million or 3.2%. The Acquisitions and new store openings accounted for an increase of $400,000 and $2.0 million, respectively. Partially offsetting this increase, however, was a decline in revenues from closed stores and the termination of the State of New York government contract during fiscal year 2001 for $1.0 million and $1.1 million, respectively.

SIX MONTH COMPARISON

Total revenues were $100.3 million for the six months ended December 31, 2001 compared to $94.5 million for the six months ended December 31, 2000, an increase of $5.8 million or 6.1%. The Acquisitions and new store openings accounted for an increase of $1.5 million and $4.9 million, respectively. Comparable store, franchised store and merchant sales for the entire period increased $3.5 million or 4.0%. Partially offsetting this increase, however, was a decline in revenues from closed stores and the termination of the State of New York government contract during fiscal year 2001 for $1.7 million and $2.4 million, respectively.

Store and Regional Expense Analysis

                                          Three Months Ended December 31,                  Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                   (Percentage of
                                    ($ in thousands)            Total Revenue)          ($ in thousands)         Total Revenue)
                                   --------------------      ---------------------    ---------------------    -------------------
                                     2000        2001          2000        2001         2000         2001        2000        2001
                                   --------    --------      -------     -------     ---------      --------   --------    -------

Salaries and benefits............. $14,513     $16,348         29.5%       32.0%      $27,985       $31,392       29.6%       31.3%
Occupancy.........................   4,275       4,521          8.7         8.9         8,256         9,146        8.7         9.1
Depreciation......................   1,477       1,550          3.0         3.0         2,845         3,032        3.0         3.0
Other.............................  13,080      12,318         26.6        24.1        23,642        24,298       25.0        24.2
                                   --------    --------      -------     -------     ---------     ---------   --------    --------
Total store and regional expenses. $33,345     $34,737         67.8%       68.0%      $62,728       $67,868       66.3%       67.6%
                                   ========    ========      =======    ========     =========     =========   ========    ========


QUARTER COMPARISON

Store and regional expenses were $34.7 million for the three months ended December 31, 2001 compared to $33.3 million for the three months ended December 31, 2000, an increase of $1.4 million or 4.2%. The Acquisitions accounted for an increase of $200,000 and new store openings resulted in an increase of $1.2 million. For the three months ended December 31, 2001 total store and regional expenses increased to 68.0% of total revenue compared to 67.8% of total revenue for the three months ended December 31, 2000 due to increased costs associated with new store openings.

SIX MONTH COMPARISON

Store and regional expenses were $67.9 million for the six months ended December 31, 2001 compared to $62.7 million for the six months ended December 31, 2000, an increase of $5.2 million or 8.3%. Store and regional expenses associated with the Acquisitions were $900,000 and new store openings accounted for an increase of $3.4 million. For the six months ended December 31, 2001 total store and regional expenses increased to $67.6% of total revenue compared to 66.3% of total revenue due to increased start-up costs associated with new store openings.

Other Expense Analysis

                                          Three Months Ended December 31,                   Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                    (Percentage of
                                    ($ in thousands)            Total Revenue)          ($ in thousands)          Total Revenue)
                                   --------------------      ---------------------    ----------------------    --------------------
                                    2000        2001          2000        2001         2000         2001          2000        2001
                                   -------    --------      -------     --------     --------      --------     --------    --------

Corporate expenses...............  $5,311      $5,212         10.8%        10.2%     $11,525       $10,942         12.2%       10.9%
Loss on store closings and sales.      41          91          0.1          0.2           75           179          0.1         0.2
Goodwill amortization............   1,175           -          2.4          0.0        2,256             -          2.4         0.0
Other depreciation and
  amortization...................     476         542          1.0          1.1          946         1,079          1.0         1.1
Interest expense.................   5,233       4,635         10.6          9.1       10,193         9,389         10.8         9.4
Income tax provision ............   2,152       3,693          4.4          7.2        4,194         6,832          4.4         6.8


QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $5.2 million for the three months ended December 31, 2001 compared to $5.3 million for the three months ended December 31, 2000, a decrease of $100,000 or 1.9%.

Goodwill Amortization

In June 2001,  the FASB issued  Statements  of  Financial  Accounting  Standards
("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.

Interest Expense

Interest expense was $4.6 million for the three months ended December 31, 2001 and was $5.2 million for the three months ended December 31, 2000, a decrease of $600,000 or 11.5%. This decrease is primarily attributable to the decrease in the average borrowing rates of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology.

Income Taxes

The provision for income taxes was $3.7 million for the three months ended December 31, 2001 compared to $2.2 million for the three months ended December 31, 2000, an increase of $1.5 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% for the three months ended December 31, 2001 due to state and foreign taxes and also due to non-deductible goodwill amortization for the three months ended December 31, 2000.

SIX MONTH COMPARISON

Corporate Expenses

Corporate expenses were $10.9 million for the six months ended December 31, 2001 compared to $11.5 million for the six months ended December 31, 2000, an decrease of $600,000 or 5.2% due to the reduction of head office operating expenses initiated during the second half of last fiscal year.

Goodwill Amortization

In June 2001,  the FASB issued  Statements  of  Financial  Accounting  Standards
("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.

Interest Expense

Interest expense was $9.4 million for the six months ended December 31, 2001 and was $10.2 million for the six months ended December 31, 2000, a decrease of $800,000 or 7.8%. This decrease is primarily attributable to the decrease in the average borrowing rates of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology.

Income Taxes

The provision for income taxes was $6.8 million for the six months ended December 31, 2001 compared to $4.2 million for the six months ended December 31, 2000, an increase of $2.6 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% for the three months ended December 31, 2001 due to state and foreign taxes and also due to non-deductible goodwill amortization for the three months ended December 31, 2000.

Changes in Financial Condition

Cash and cash equivalents balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2001, cash and cash equivalents decreased $2.2 million. Net cash provided by operations was $400,000 and the Company's revolving credit facilities increased by $3.4 million, which were used to fund additions to property and equipment of $4.4 million.

During the six months ended December 31, 2001, accounts receivable increased by $3.1 million. Accounts receivable is affected by the timing of settlement payments related to the Company's Cash `Til Payday(R) product.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance store expansion. For the six months ended December 31, 2001 and 2000, the Company had net cash provided by operating activities of $400,000 and $3.6 million, respectively. The decrease in net cash provided by operations was primarily the result of increases in accounts receivable due to the timing of settlement payments related to the Company's Cash `Til Payday(R) product. For the six months ended December 31, 2001, the Company had made capital expenditures of $4.4 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $8.0 million during its fiscal year ending June 30, 2002, for remodeling and relocation of certain existing stores and for opening new stores.

The Company's credit agreement provides for a revolving credit facility of up to $85 million. The borrowings under the revolving credit facility as of December 31, 2001 were $66.8 million. The Senior Notes, Senior Subordinated Notes and the revolving credit facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.4 million, of which $2.9 million was outstanding as of December 31, 2001. For the Company's United Kingdom
operations, the Company also has a British pound overdraft facility which provides for a commitment of up to approximately $7.3 million of which $1.5 million was outstanding as of December 31, 2001. The overdraft facility is secured by an $8.0 million letter of credit issued by Wells Fargo Bank under the revolving credit facility.

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



                                                    DOLLAR FINANCIAL GROUP, INC.

Dated:  February 14, 2002                 *By:      /s/ DONALD GAYHARDT
                                          -------------------------------
                                   Name:  Donald Gayhardt
                                   Title: President and Chief Financial Officer
                                           (principal financial and
                                             chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.