Form 10-Q
period 2002-03-31
DOLLAR FINANCIAL GROUP INC
filed 2002-05-15
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2002, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.

                                      INDEX




PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2001
         and March 31, 2002 (unaudited)..............................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three and Nine
         Months Ended March 31, 2001 and 2002........................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2001 and 2002...............................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    17

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    25

Item 2.  Changes in Securities and Use of Proceeds...................................................    25

Item 3.  Defaults Upon Senior Securities.............................................................    25

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    25

Item 5.  Other Information...........................................................................    25

Item 6.  Exhibits and Reports on Form 8-K............................................................    25

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                June 30,               March 31,
                                                                                  2001                    2002
                                                                            ------------------      -----------------
ASSETS                                                                                                 (unaudited)

Cash and cash equivalents..................................................     $      72,452        $        82,192
Accounts receivable, net...................................................            23,770                 18,226
Prepaid expenses...........................................................             6,517                  5,824
Notes receivable - officers................................................             2,756                  2,756
Due from parent............................................................             2,596                  3,350
Property and equipment, net of accumulated depreciation
    of  $21,666 and $27,786................................................            29,140                 29,445
Goodwill and other intangibles, net of accumulated
    amortization of $23,863 and $23,337....................................           129,555                127,729
Debt issuance costs, net of accumulated amortization of
    $4,642 and $5,738......................................................             7,232                  6,136
Other......................................................................             2,154                  2,007
                                                                            ------------------      -----------------

                                                                                $     276,172         $      277,665
                                                                            ==================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable...........................................................     $      18,325         $       18,157
Income taxes payable.......................................................             6,782                  1,561
Accrued expenses...........................................................             8,804                  6,915
Accrued interest payable...................................................             1,573                  5,026
Deferred tax liability.....................................................               928                  2,956
Revolving credit facilities................................................            67,824                 69,472
10-7/8 % Senior Notes due 2006.............................................           109,190                109,190
Subordinated notes payable and other.......................................            20,122                 20,059
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2001 and March 31, 2002.......................................                 -                      -
Additional paid-in capital.................................................            50,957                 50,957
Retained earnings..........................................................               866                  5,870
Accumulated other comprehensive loss.......................................           (9,199)               (12,498)
                                                                            ------------------      -----------------
    Total shareholder's equity.............................................            42,624                 44,329
                                                                            ------------------      -----------------

                                                                               $      276,172         $      277,665
                                                                            ==================      =================


                                   See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                     Three Months Ended               Nine Months Ended
                                                                          March 31,                       March 31,
                                                               -------------------------------- -------------------------------
                                                                   2001            2002              2001             2002
                                                               ------------    ------------     -------------    --------------

Revenues....................................................   $    53,128      $   49,755      $    147,615      $    150,056
Store and regional expenses:
   Salaries and benefits....................................        15,147          16,716            43,132            48,108
   Occupancy................................................         4,401           4,442            12,657            13,588
   Depreciation.............................................         1,492           1,823             4,337             4,855
   Other....................................................        10,567          10,822            34,209            35,120
                                                               ------------        --------     -------------    --------------
Total store and regional expenses...........................        31,607          33,803            94,335           101,671
Corporate expenses..........................................         5,838           6,564            17,363            17,506
Loss on store closings and sales............................           624             917               699             1,096
Goodwill amortization.......................................         1,177               -             3,433                 -
Other depreciation and amortization.........................           458             683             1,404             1,762
Interest expense  (net of interest income of $77, $63,
$218 and $212)..............................................         5,208           4,628            15,401            14,017
                                                               ------------        --------     -------------    --------------
Income before income taxes..................................         8,216           3,160            14,980            14,004
Income tax provision........................................         5,753           2,168             9,947             9,000
                                                               ------------    ------------     -------------    --------------
Net income..................................................   $     2,463      $      992       $     5,033      $      5,004
                                                               ============    ============     =============    ==============










                                   See notes to interim unaudited consolidated financial statements.


                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                   -------------------------------------
                                                                                        2001                  2002
                                                                                   ----------------       --------------
Cash flows from operating activities:
Net income......................................................................     $       5,033          $     5,004
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization.............................................            10,268                7,608
      Loss on store closings and sales..........................................               699                1,096
      Deferred tax provision....................................................                 -                2,028
      Change in assets and liabilities (net of effect of acquisitions):
         (Increase) decrease in accounts receivable.............................           (8,034)                5,341
         (Increase) decrease in prepaid expenses and other......................              (26)                  809
         Increase (decrease) in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable........................             3,723              (4,772)
                                                                                   ----------------       --------------
Net cash provided by operating activities.......................................            11,663               17,114
Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................          (17,755)                (206)
  Gross proceeds from sale of property and equipment............................               110                    -
  Additions to property and equipment...........................................          (10,167)              (7,048)
                                                                                   ----------------       --------------
Net cash used in investing activities...........................................          (27,812)              (7,254)
Cash flows from financing activities:
  Other debt payments ..........................................................             (228)                 (65)
  Repayment of advance from money transfer agent................................           (1,000)                    -
  Net increase in revolving credit facilities...................................             8,010                1,648
  Payment of debt issuance costs................................................             (248)                    -
  Net increase in due from parent...............................................             (481)                (801)
                                                                                   ----------------       --------------
Net cash provided by financing activities.......................................             6,053                  782
Effect of exchange rate changes on cash and cash equivalents....................           (1,139)                (902)
                                                                                   ----------------       --------------
Net (decrease) increase in cash and cash equivalents............................          (11,235)                9,740
Cash and cash equivalents at beginning of period................................            73,288               72,452
                                                                                   ----------------       --------------
Cash and cash equivalents at end of period......................................    $       62,053         $     82,192
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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of March 31, 2002. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,018 locations (of which 646 are company owned) operating as Money Mart(R), The Money Shop, Loan Mart(R), Cash A Cheque, Fastcash and Cash Centres in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary moneymart.com(TM), originates payday loans through 961 independent merchants in 44 states and the District of Columbia.

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at March 31, 2002, and the consolidating statement of operations and cash flows for the nine month period ended March 31, 2002 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign Guarantors and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

     NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                           CONSOLIDATING BALANCE SHEET
                                 March 31, 2002
                                 (In thousands)




                                                    Dollar          Domestic         Foreign
                                                   Financial       Subsidiary       Subsidiary
                                                  Group, Inc.      Guarantors       Guarantors       Eliminations      Consolidated
                                                  ------------    -------------    -------------    ---------------    -------------
ASSETS

Cash and cash equivalents.....................    $     3,695     $     43,686     $     34,811     $            -     $      82,192
Accounts receivable, net......................          3,383            8,280           12,089            (5,526)            18,226
Income taxes receivable.......................          9,794                -                -            (9,794)                 -
Prepaid expenses..............................            972            1,945            2,907                  -             5,824
Deferred income taxes.........................          1,579                -                -            (1,579)                 -
Notes receivable-officers.....................          2,756                -                -                  -             2,756
Due from affiliates...........................         53,420           19,736                -           (73,156)                 -
Due from parent...............................          3,350                -                -                  -             3,350
Property and equipment, net...................          6,322           11,761           11,362                  -            29,445
Goodwill and other intangibles, net...........            201           56,443           71,085                  -           127,729
Debt issuance costs, net......................          6,136                -                -                  -             6,136
Investment in subsidiaries....................        165,178            9,801            6,705          (181,684)                 -
Other.........................................            353              605            1,049                  -             2,007
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   257,139     $    152,257     $    140,008     $    (271,739)     $     277,665
                                                  ============    =============    =============    ===============    =============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable..............................    $         -     $      8,737     $      9,420     $            -     $      18,157
Income taxes payable..........................              -           10,379              976            (9,794)             1,561
Accrued expenses..............................          2,944            1,381            2,590                  -             6,915
Accrued interest payable......................          5,026                -            5,526            (5,526)             5,026
Deferred tax liability........................              -            4,535                -            (1,579)             2,956
Due to affiliates.............................              -                -           73,156           (73,156)                 -
Revolving credit facilities...................         66,900                -            2,572                  -            69,472
10-7/8% Senior Notes due 2006.................        109,190                -                -                  -           109,190
Subordinated notes payable and other..........         20,000                -               59                  -            20,059
                                                  ------------    -------------    -------------   ---------------     -------------
                                                      204,060           25,032           94,299           (90,055)           233,336


Shareholder's equity:
Common stock..................................              -                -                -                  -                 -
Additional paid-in capital....................         50,957           67,999           27,304           (95,303)            50,957
Retained earnings.............................          5,870           63,861           22,520           (86,381)             5,870
Accumulated other comprehensive loss..........        (3,748)          (4,635)          (4,115)                  -          (12,498)
                                                  ------------    -------------    -------------    ---------------    -------------
Total shareholder's equity....................         53,079          127,225           45,709          (181,684)            44,329
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   257,139     $    152,257     $    140,008     $    (271,739)     $     277,665
                                                  ============    =============    =============    ===============    =============

                          DOLLAR FINANCIAL GROUP, INC.

    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Nine Months Ended March 31, 2002
                                 (In thousands)



                                                          Dollar        Domestic        Foreign
                                                         Financial     Subsidiary      Subsidiary
                                                        Group, Inc.    Guarantors      Guarantors      Eliminations    Consolidated
                                                        ------------   ------------    -----------     -----------     ------------

Revenues.............................................   $         -    $    85,123     $   64,933      $        -      $   150,056
Store and regional expenses:
   Salaries and benefits.............................             -         30,185         17,923               -           48,108
   Occupancy.........................................             -          8,703          4,885               -           13,588
   Depreciation......................................             -          2,657          2,198               -            4,855
   Other.............................................             -         23,543         11,577               -           35,120
                                                        ------------   ------------    -----------     -----------     ------------
Total store and regional expenses....................             -         65,088         36,583               -          101,671

Corporate expenses...................................        10,963            495          6,048               -           17,506
Management fees......................................       (8,442)          6,324          2,118               -                -
Loss on store closings and sales.....................           998             28             70               -            1,096
Other depreciation and amortization..................         1,109            118            535               -            1,762
Interest expense (income)............................        12,001        (2,551)          4,567               -           14,017
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before income taxes ...................      (16,629)         15,621         15,012               -           14,004
Income tax (benefit) provision ......................       (6,385)          9,857          5,528               -            9,000
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before equity in net income of
 subsidiaries........................................      (10,244)          5,764          9,484               -            5,004
Equity in net income of subsidiaries:
Domestic subsidiary guarantors.......................         5,764              -              -         (5,764)                -
Foreign subsidiary guarantors........................         9,484              -              -         (9,484)                -
                                                        ------------   ------------    -----------     -----------     ------------
Net income...........................................   $     5,004    $     5,764     $    9,484      $  (15,248)     $     5,004
                                                        ============   ============    ===========     ===========     ============

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Nine Months Ended March 31, 2002
                                 (In thousands)



                                                          Dollar         Domestic        Foreign
                                                         Financial      Subsidiary     Subsidiary
                                                        Group, Inc.     Guarantors     Guarantors       Eliminations    Consolidated
                                                        ------------    -----------    ------------     ------------    ------------
Cash flows from operating activities:
Net income...........................................   $     5,004     $    5,764     $     9,484      $  (15,248)     $      5,004
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..........      (15,248)              -               -           15,248                -
       Depreciation and amortization.................         2,204          2,671           2,733                -            7,608
       Loss on store closings and sales..............           998             28              70                -            1,096
       Deferred tax provision........................             -          2,028               -                -            2,028
       Change in assets and liabilities (net of
       effect of acquisitions):
        Decrease (increase) in accounts receivable
          and income taxes receivable................         3,698          4,144            (76)          (2,425)            5,341
        (Increase) decrease in prepaid expenses
          and other..................................         (274)             39           1,044                -              809
        Increase (decrease) in accounts
          payable,  income  taxes payable, accrued
          expenses and accrued interest payable......         1,829        (2,647)         (6,379)            2,425          (4,772)
                                                        ------------    -----------    ------------     ------------    ------------
Net cash (used in) provided by operating activities..       (1,789)         12,027           6,876                -           17,114

Cash flows from investing activities:
     Acquisitions, net of cash acquired..............             -           (54)           (152)                -            (206)
     Additions to property and equipment.............       (1,986)        (1,899)         (3,163)                -          (7,048)
     Net decrease (increase) in due from affiliates..         2,222        (2,736)               -              514                -
                                                        ------------    -----------    ------------     ------------    ------------
Net cash provided by (used in) investing activities..           236        (4,689)         (3,315)              514          (7,254)

Cash flows from financing activities:
     Other debt payments.............................             -              -            (65)                -             (65)
     Net increase (decrease) in revolving credit
        facilities...................................         4,600              -         (2,952)                -            1,648
     Net increase in due from parent.................         (801)              -               -                -            (801)
     Net increase in due to affiliates...............             -              -             514            (514)                -
                                                        ------------    -----------    ------------     ------------    ------------
Net cash provided by (used in) financing activities..         3,799              -         (2,503)            (514)              782
Effect of exchange rate changes on cash and cash
     equivalents.....................................             -              -           (902)                -            (902)
                                                        ------------    -----------    ------------     ------------    ------------
Net increase in cash and cash equivalents............         2,246          7,338             156                -            9,740
Cash and cash equivalents at beginning of period.....         1,449         36,348          34,655                -           72,452
                                                        ------------    -----------    ------------     ------------    ------------
Cash and cash equivalents at end of period...........   $     3,695     $   43,686     $    34,811       $        -     $     82,192
                                                        ============    ===========    ============     ============    ============

                          DOLLAR FINANCIAL GROUP, INC.

3. AMORTIZATION OF GOODWILL

The Company has adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In accordance with the adoption provisions of SFAS No. 142, the Company has completed the transitional impairment test and no impairment was noted. The Company will be required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has costs in excess of net assets acquired, which are deemed to be an indefinite lived intangible asset, and covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the nine months ended March 31, 2002 was $174,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                                              Year                Amount
                                                       -------------------    ----------------
                                                              2002              $     218,000
                                                              2003                    173,000
                                                              2004                     95,000
                                                              2005                     19,000
                                                              2006                          -


The following table reflects the components of intangible assets (in thousands):

<

                                                            June 30, 2001                            March 31, 2002
                                                    -------------------------------        -----------------------------------
                                                    Gross Carrying     Accumulated           Gross Carrying    Accumulated
                                                        Amount         Amortization             Amount         Amortization
                                                   --------------   -----------------       --------------- -------------------

Non-amortized intangible assets:
      Cost in excess of net assets acquired      $     150,574     $      21,303        $     148,712         $     21,314

Amortized intangible assets:
      Covenants not to compete                           2,152             1,872                2,354                2,023
      Costs of contracts acquired                          692               688                    -                    -


The following table reflects the results of operations as if SFAS No. 142 had been adopted as of July 1, 2000 (in thousands):


                                                    Three Months Ended         Nine Months Ended
                                                      March 31, 2001             March 31, 2001
                                                 -------------------------    ---------------------
Reported net income                                      $     2,463              $        5,033

Goodwill amortization, net of tax                              1,012                       1,730
                                                    -----------------            ----------------

Adjusted net income                                      $     3,475              $        6,763
                                                    =================            ================

                          DOLLAR FINANCIAL GROUP, INC.

   NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

4.   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive (loss) income for the periods stated (in thousands):

                                                        Three Months Ended                   Nine Months Ended
                                                            March 31,                            March 31,
                                                 ---------------------------------    ---------------------------------
                                                       2001               2002              2001              2002
                                                 --------------    ---------------    -------------    ----------------

Net income                                       $       2,463      $         992     $      5,033      $        5,004
Foreign currency translation adjustment                (4,509)              (828)          (5,574)             (3,299)
                                                 --------------    ---------------       ----------    ----------------

Total comprehensive (loss) income                $     (2,046)      $         164     $      (541)      $        1,705
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

Identifiable assets                                     $        138,955  $     66,269  $      54,830  $      260,054
Cost in excess of net assets acquired, net                        57,100        32,988         36,913         127,001
Sales to unaffiliated customers                                   33,467        12,169          7,492          53,128
Income  before income taxes                                        5,467         2,671             78           8,216
Income tax  provision                                              4,334         1,179            240           5,753
Net income (loss)                                                  1,133         1,492          (162)           2,463

For the nine months
   ended March 31, 2001

Sales to unaffiliated customers                         $         89,395  $     36,551  $      21,669  $      147,615
Income before income taxes                                         6,475         7,964            541          14,980
Income tax provision                                               5,907         3,507            533           9,947
Net income                                                           568         4,457              8           5,033


As of and for the three months
   ended March 31, 2002

Identifiable assets                                     $        144,362  $     71,037  $      62,266  $      277,665
Cost in excess of net assets acquired, net                        56,318        32,111         38,969         127,398
Sales to unaffiliated customers                                   28,839        13,144          7,772          49,755
(Loss) income before income taxes                                (1,528)         3,679          1,009           3,160
Income tax (benefit) provision                                     (363)         1,827            704           2,168
Net (loss) income                                                (1,165)         1,852            305             992

                          DOLLAR FINANCIAL GROUP, INC.

5.   GEOGRAPHIC SEGMENT INFORMATION

                                                             United                        United
                                                             States          Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------
For the nine months
   ended March 31, 2002

Sales to unaffiliated customers                         $         85,123  $     40,162  $      24,771  $      150,056
(Loss) income before income taxes                                (1,008)        11,640          3,372          14,004
Income tax provision                                               3,472         4,515          1,013           9,000
Net (loss) income                                                (4,480)         7,125          2,359           5,004



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

The following unaudited pro forma information for the nine months ended March 31, 2001 presents the results of operations as if the Acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated period and reflect increased interest expense on acquisition debt, the income tax impact and other immaterial activities discontinued as of the respective purchase dates of the Acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                          DOLLAR FINANCIAL GROUP, INC.

  NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

6.  ACQUISITIONS (Continued)

                                                   Three Months Ended                  Nine Months Ended
                                                     March 31, 2001                      March 31, 2001
                                                       (Unaudited)                        (Unaudited)
                                               ----------------------------       -----------------------------
                                                 (dollars in thousands)              (dollars in thousands)

Revenues                                             $       49,761                     $        96,072
Net income                                                    1,531                               2,573



7.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations and precautions have been taken should exchange rates shift. For the United Kingdom and Canada subsidiaries, put options with a notional value of 8.0 million British Pounds and 36.0 million Canadian Dollars, respectively, have been purchased to protect quarterly earnings in the United Kingdom and Canada against foreign exchange fluctuations. Each contract has a strike price of initially 5% out of the money at the date of acquisition and each contract was out of the money at March 31, 2002.

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

9.   CONTINGENCIES

On January 4, 2002, Dollar Financial Group, Inc. entered into a Participation and Termination Agreement ("Agreement") with Eagle National Bank ("Eagle"), a national banking association; Payday Partners, L.P., a Pennsylvania limited partnership; Merlin Holdings LLC ("Merlin"), a Pennsylvania limited liability company; S. Marshall Gorson and John Petralia. Under this agreement, subject to certain conditions, Eagle will discontinue the business of offering short-term consumer loans ("payday lending") through Dollar locations by June 15, 2002.

Subject to a Consent Order dated December 18, 2001 with the Office of the Comptroller of the Currency, the Bank's primary regulator, Eagle's continuation of its payday lending program through June 15, 2002 is conditioned upon the Bank's ability to reduce its exposure to payday lending by entering into agreements to sell payday loans outstandings ("Loans") to third parties, including Merlin.

Under the terms of the Participation and Termination Agreement, if Merlin fails (or threatens to fail) to make any required investment in the Loans, to make any of the required deposits or to perform any other requirement of the agreement, the Company (or a third party designated by the Company) is obligated to make such investment or to make any of the required deposits and the Company (or its designee) will succeed to the rights of Merlin with respect to such investment or requirement. The Agreement defines an investment in loans as that amount of required ownership in the outstanding payday loan portfolio. The Agreement also defines required deposits as the amounts deposited in a specified account used to fund the loans. In addition, after proper written notice to the Company, Merlin may require at any time the Company or its designee to purchase its investment in the Loans. As of March 31, 2002, Merlin's investments in the Loans was $7.0 million. As of March 31, 2002, the Company has not been required to make any deposits or purchase any loans under the Agreement.

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

The Company violated one of the financial covenants of its credit agreement related to its $85 million revolving credit facility at March 31, 2002 and has obtained a temporary waiver for this event of default through June 3, 2002.
Borrowings under the revolving credit facility at March 31, 2002 were $66.9 million. The Company is in the process of amending its credit agreement. The Company believes that it will be successful in negotiating and signing an amended credit agreement with its lenders prior to the expiration of the temporary waiver. Based on discussions to date, the Company expects that the new agreement, if signed, would not materially impact the Company's ability to operate and would provide an adequate level of financing and sufficient working capital availability.

                          DOLLAR FINANCIAL GROUP, INC.

                          SUPPLEMENTAL STATISTICAL DATA

                                                                           March 31,
Company Operating Data:                                            2001                 2002
                                                                ------------        -------------

Stores in operation:
   Company-Owned.................................                       631                  646
   Franchised Stores and Check Cashing Merchants.                       345                  372
                                                                        ---                  ---

Total............................................                       976                1,018
                                                                        ===                =====


------------------------------------------------------------------------------------------------------------------------------------

                                                                      Three Months Ended                   Nine Months Ended
                                                                          March 31,                            March 31,
Operating Data:                                                    2001              2002               2001              2002
                                                                ------------     --------------      ------------     -------------

Face amount of checks cashed (in millions)....................  $       828      $         769        $    2,365      $      2,213
Face amount of average check..................................  $       357      $         354        $      338      $        340
Face amount of average check (excluding Canada and the United
   Kingdom)...................................................  $       431      $         422        $      388      $        376
Average fee per check.........................................  $     12.47      $       12.96        $    11.44      $      12.07
Number of checks cashed (in thousands)........................        2,320              2,170             6,995             6,514
Adjusted EBITDA (in thousands)1...............................  $    17,824      $      11,252        $   41,107      $     36,436
Adjusted EBITDA Margin1.......................................        33.5%              22.6%             27.8%             24.3%

----------------------------------------------------------------------------------------------------------------------------------

                                                                      Three Months Ended                   Nine Months Ended
                                                                          March 31,                            March 31,
                                                                -------------------------------       ----------------------------
Collections Data:                                                  2001              2002                2001             2002
                                                                ------------    ---------------       ------------    -------------

Face amount of returned checks (in thousands).................  $     6,910      $       6,297        $    20,294     $     21,755
Collections (in thousands)....................................        5,325              5,319             14,683           16,265
                                                                ------------    ---------------      -------------    -------------

Net write-offs (in thousands).................................  $     1,585      $         978        $     5,611     $      5,490
                                                                ============    ===============      =============    =============

Collections as a percentage of
   returned checks............................................        77.1%              84.5%              72.4%            74.8%
Net write-offs as a percentage of
   check cashing revenues.....................................         5.5%               3.5%               7.0%             7.0%
Net write-offs as a percentage of the
   face amount of checks cashed...............................        0.19%              0.13%              0.24%            0.25%


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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at March 31, 2002 and the results of operations for the three and nine months ended March 31, 2002 and 2001. The results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

RESULTS OF OPERATIONS

Revenue Analysis

                                            Three Months Ended March 31,                     Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                    (Percentage of
                                    ($ in thousands)            Total Revenue)          ($ in thousands)          Total Revenue)
                                   --------------------      ---------------------    ----------------------    --------------------
                                    2001        2002          2001        2002         2001         2002          2001        2002
                                 ---------    --------      -------     --------     --------      --------     ---------    -------

Check Cashing..................  $ 28,936    $ 28,133        54.5%        56.5%     $ 80,003      $ 78,645       54.2%        52.4%
Cash `Til Payday(R), net.......    15,816      14,566        29.8         29.3        43,258        50,766       29.3         33.8
Money transfer fees............     2,399       2,455         4.5          4.9         6,850         7,409        4.6          4.9
Government services............       841         433         1.6          0.9         3,867         1,295        2.6          0.9
Other revenue..................     5,136       4,168         9.6          8.4        13,637        11,941        9.3          8.0
                                 ---------   ---------     --------     --------    ---------     ---------    --------     --------
Total revenue..................  $ 53,128    $ 49,755       100.0%       100.0%     $147,615      $150,056      100.0%       100.0%
                                 =========   =========     =========    ========    =========     =========    ========     ========


QUARTER COMPARISON

Total revenues were $49.8 million for the three months ended March 31, 2002 compared to $53.1 million for the three months ended March 31, 2001, a decrease of $3.3 million or 6.2%. Comparable store, franchised store and merchant sales for the entire period decreased $3.2 million or 6.2%. The Acquisitions and new store openings accounted for an increase of $1.0 million. Closed stores and the termination of the State of New York government contract during fiscal year 2001 accounted for decreases of $700,000 and $400,000, respectively. The balance of the decrease can be attributed primarily to lower third quarter Cash `Til Payday revenues due to the timing of collections and lower sales of tax related services related to stronger market competition.

NINE MONTH COMPARISON

Total revenues were $150.1 million for the nine months ended March 31, 2002 compared to $147.6 million for the nine months ended March 31, 2001, an increase of $2.5 million or 1.7%. Comparable store, franchised store and merchant sales for the entire period increased $200,000 or 0.1%. The Acquisitions and new store openings accounted for an increase of $1.3 million and $6.3 million, respectively. Partially offsetting this increase, however, was a decline in revenues from closed stores and the termination of the State of New York government contract during fiscal year 2001 for $2.5 million and $2.8 million, respectively.

Store and Regional Expense Analysis

                                            Three Months Ended March 31,                    Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                   (Percentage of
                                    ($ in thousands)            Total Revenue)          ($ in thousands)         Total Revenue)
                                   --------------------      ---------------------    ---------------------    -------------------
                                    2001        2002          2001        2002         2001         2002        2001        2002
                                   --------    --------      -------     -------     -------      --------    --------    -------

Salaries and benefits..........    $15,147     $16,716        28.5%       33.6%      $43,132      $ 48,108       29.2%       32.1%
Occupancy......................      4,401       4,442         8.3         8.9        12,657        13,588        8.6         9.1
Depreciation...................      1,492       1,823         2.8         3.7         4,337         4,855        2.9         3.2
Other..........................     10,567      10,822        19.9        21.8        34.209        35,120       23.2        23.4
                                   --------   ---------      -------     -------    ---------     ---------   ---------   ---------
Total store and regional expenses  $31,607     $33,803        59.5%       68.0%      $94,335      $101,671       63.9%      67.8 %
                                   ========  ==========      =======     =======    =========     =========   =========   =========


QUARTER COMPARISON

Store and regional expenses were $33.8 million for the three months ended March 31, 2002 compared to $31.6 million for the three months ended March 31, 2001, an increase of $2.2 million or 7.0%. Store and regional expenses associated with comparable stores, franchised stores and merchant stores for the entire period increased $2.3 million or 7.8%. The Acquisitions and new store openings accounted for an increase of $900,000. Closed stores and the termination of the State of New York government contract during fiscal year 2001 accounted for decreases of $800,000 and $200,000, respectively.

NINE MONTH COMPARISON

Store and regional expenses were $101.7 million for the nine months ended March 31, 2002 compared to $94.3 million for the nine months ended March 31, 2001, an increase of $7.4 million or 7.8%. Store and regional expenses associated with comparable stores, franchised stores and merchant stores for the entire period increased $5.2 million or 6.4%. The Acquisitions and new store openings accounted for an increase of $5.5 million. Closed stores and the termination of the State of New York government contract during fiscal year 2001 accounted for decreases of $2.5 million and $800,000, respectively.

Other Expense Analysis

                                            Three Months Ended March 31,                     Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                    (Percentage of
                                    ($ in thousands)            Total Revenue)          ($ in thousands)          Total Revenue)
                                   --------------------      ---------------------    ----------------------    --------------------
                                    2001        2002          2001        2002         2001         2002          2001        2002
                                   --------    --------      -------     --------     -------      --------     ---------    -------

Corporate expenses...............  $ 5,838      $6,564        11.0 %      13.2%      $17,363       $17,506        11.8%       11.7%
Loss on store closings and sales.      624         917         1.2         1.8           699         1,096         0.5         0.7
Goodwill amortization............    1,177           -         2.2           -         3,433             -         2.3           -
Other depreciation and
 amortization....................      458         683         0.9         1.4         1,404         1,762         1.0         1.2
Interest expense.................    5,208       4,628         9.8         9.3        15,401        14,017        10.4         9.3
Income tax provision ............    5,753       2,168        10.8         4.4         9,947         9,000         6.7         6.0


QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $6.6 million for the three months ended March 31, 2002 compared to $5.8 million for the three months ended March 31, 2001, an increase of $800,000 or 13.8%. The increase was due to costs associated with the implementation of enhanced transaction processing systems.

Loss on Store Closings and Sales

In the third quarter of fiscal year 2002, the Company incurred additional closure costs from underperforming stores.

Goodwill Amortization

In June 2001,  the FASB issued  Statements  of  Financial  Accounting  Standards
("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.

Interest Expense

Interest expense was $4.6 million for the three months ended March 31, 2002 and was $5.2 million for the three months ended March 31, 2001, a decrease of $600,000 or 11.5%. This decrease is primarily attributable to the decrease in the average borrowing rates of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology.

Income Taxes

The provision for income taxes was $2.2 million for the three months ended March 31, 2002 compared to $5.8 million for the three months ended March 31, 2001, a decrease of $3.6 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% for the three months ended March 31, 2002 and 2001 due to state taxes, foreign taxes and in fiscal year 2001 non-deductible goodwill.

NINE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $17.5 million for the nine months ended March 31, 2002 compared to $17.4 million for the nine months ended March 31, 2001, an increase of $100,000 or 0.6%. The increase was due to the implementation of enhanced transaction processing systems offset by the reduction of head office operating expenses initiated during the second half of last fiscal year.

Loss on Store Closings and Sales

In the third quarter of fiscal year 2002, the Company incurred additional closure costs from underperforming stores.

Goodwill Amortization

In June 2001,  the FASB issued  Statements  of  Financial  Accounting  Standards
("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.

Interest Expense

Interest expense was $14.0 million for the nine months ended March 31, 2002 and was $15.4 million for the nine months ended March 31, 2001, a decrease of $1.4 million or 9.1%. This decrease is primarily attributable to the decrease in the average borrowing rates of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology.

Income Taxes

The provision for income taxes was $9.0 million for the nine months ended March 31, 2002 compared to $9.9 million for the nine months ended March 31, 2001, a decrease of $900,000. The Company's effective tax rate is significantly greater than the federal statutory rate of 34% for the nine months ended March 31, 2002 and 2001 due to state taxes, foreign taxes and in fiscal year 2001 non-deductible goodwill.

Changes in Financial Condition

Cash and cash equivalents balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2002, cash and cash equivalents increased $9.7 million. Net cash provided by operations was $17.1 and the Company's revolving credit facilities increased by $1.6 million, which were used to fund additions to property and equipment of $7.0 million.

During the nine months ended March 31, 2002, accounts receivable decreased by $5.6 million. Accounts receivable is affected by the timing of settlement payments related to the Company's Cash `Til Payday(R) product. Accrued interest increased due to the timing of the semi-annual interest payments on the 10 7/8% Senior Notes due in November 2006 ("Senior Notes") and the Senior Subordinated Notes due 2006 ("Senior Subordinated Notes").

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings Common Stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions and finance store expansion. For the nine months ended March 31, 2002 and 2001, the Company had net cash provided by operating activities of $17.1 million and $11.7 million, respectively. The increase in net cash provided by operations was primarily the result of decreases in accounts receivable due to the timing of settlement payments related to the Company's Cash `Til Payday(R) product. For the nine months ended March 31, 2002, the Company had made capital expenditures of $7.0 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $8.0 million during its fiscal year ending June 30, 2002, for remodeling and relocation of certain existing stores and for opening new stores.

The Company's credit agreement provides for a revolving credit facility of up to $85 million. The borrowings under the revolving credit facility as of March 31, 2002 were $66.9 million. The Senior Notes, Senior Subordinated Notes and the revolving credit facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company violated one of the financial covenants of its credit agreement related to its $85 million revolving credit facility at March 31, 2002 and has obtained a temporary waiver for this event of default through June 3, 2002. Borrowings under the revolving credit facility at March 31, 2002 were $66.9 million. The Company is in the process of amending its credit agreement. The Company believes that it will be successful in negotiating and signing an amended credit agreement with its lenders prior to the expiration of the temporary waiver. Based on discussions to date, the Company expects that the new agreement, if signed, would not materially impact the Company's ability to operate and would provide an adequate level of financing and sufficient working capital availability. The Company also has a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.4 million, of which there was no outstanding balance as of March 31, 2002. For the Company's United Kingdom operations, the Company also has a British pound overdraft facility which provides for a commitment of up to approximately $7.1 million of which $2.6 million was outstanding as of March 31, 2002. The overdraft facility is secured by an $8.0 million letter of credit issued by Wells Fargo Bank under the revolving credit facility.

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

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         None.

(b) Reports on Form 8-K

         During the three month period  ended  March 31, 2002,  the   Registrant
         filed two reports on Form 8-K dated January 11 and March 4, 2002 reporting Item 5 Events (Other Events).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DOLLAR FINANCIAL GROUP, INC.

Dated: May 15,                              *By:      /s/ DONALD GAYHARDT
                                                --------------------------------
                                                Name:  Donald Gayhardt
                                                Title:  President and Chief
                                                 Financial Officer
                                                (principal financial and
                                                 chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.