Form 10-K
period 2002-06-30
DOLLAR FINANCIAL GROUP INC
filed 2002-10-01
CIK 1028643

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

       For the fiscal year ended June 30, 2002

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

Yes                    No
          ---------         ---------



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 30, 2002, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding.


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



                          DOLLAR FINANCIAL GROUP, INC.

                                Table of Contents

                            2002 Report on Form 10-K



                                     PART I

Item 1.   Business..................................................................................     4
Item 2.   Properties................................................................................    21
Item 3.   Legal Proceedings.........................................................................    22
Item 4.   Submission of Matters to a Vote of Security Holders.......................................    22


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................    23
Item 6.   Selected Financial Data...................................................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................    27
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................    36
Item 8.   Financial Statements and Supplementary Data...............................................    37
Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..................................................................    62


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........................................    62
Item 11.  Executive Compensation....................................................................    64
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................    67
Item 13.  Certain Relationships and Related Transactions............................................    67


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    70

Item 1. BUSINESS

General

Dollar Financial Group, Inc., a New York corporation (the "Company" or "DFG"), was organized in 1979 under the name Monetary Management Corporation. The Company is a consumer financial services company operating the second largest check cashing store network in the United States and the largest such network in each of Canada and the United Kingdom. The Company provides a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders, money transfers and various other related services. As of June 30, 2002, the Company has a total network of 1,018 stores in 17 states, the District of Columbia, Canada and the United Kingdom, including 641 Company-owned stores with revenues for the fiscal year ended June 30, 2002 of $202.0 million, and with earnings before interest, income taxes, depreciation, amortization, loss on store closings and sales, other non-recurring items and establishment of reserves for new consumer lending arrangements ("Adjusted EBITDA") for the fiscal year ended June 30, 2002 of $48.3 million.

The Company's primary customers are working, lower-income individuals and families who require basic consumer financial services and who are underserved by traditional retail banking networks. The increased expense and decreased availability of traditional retail banking services have left an increasing number of individuals and families (estimated at 9.5% of U.S. households) without banking relationships. Management believes that growth in the lower-income segment of the population, combined with decreasing availability of traditional retail banking services, provides the Company with significant growth opportunities.

The Company's stores currently operate under the following locally established brand names: Money Mart(R), The Money Shop and Loan Mart(R). Through a relationship with a bank, the Company's subsidiary Money Mart(R) Express (formerly known as moneymart.com(TM)) services and originates short-term consumer loans through 656 independent document transmitters in 17 states.

Industry Overview

United States

The check cashing industry in the United States is highly fragmented. A recent independent industry report estimates the current number of check cashing outlets at 13,000 as of March 2002, an increase from the approximately 1,350 national listings in 1986, according to a similar industry survey. The Company believes it is one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining operations being local store networks and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in the number of low-paying service sector jobs and an overall increase in the lower-income population.

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

Increases in fees charged by banks on deposit accounts over time have contributed to the decline in the number of families and individuals holding such accounts. The U.S. Public Interest Research Group conducted a national study in 2001 which showed that the annual cost to maintain a regular checking account was $228 and the average monthly balance requirements to avoid regular checking fees was $587. In general, the findings indicate that banks have increased their fees significantly on a real and inflation-adjusted basis.

Many banks have elected over time to close their less profitable or lower-traffic locations. These closings have tended to occur in lower-income and urban neighborhoods. If, as management of the Company expects, banks continue this trend, wage earners in these lower-income areas will have fewer, if any, convenient alternatives to local check cashing stores to perform basic financial transactions.

Lower-income individuals represent a large segment of the U.S. population. Data from the 2000 U.S. Census indicate that nearly 45 million U.S. households have income of less than $35,000 a year. This low-wage population, from which the Company draws most of its customers, is the fastest-growing segment of the workforce. As the low-wage population continues to grow, the Company believes that this population will increasingly rely on the check cashing industry and the other financial services that the Company provides as the primary source of their consumer financial products and services.

Canada

In Canada, the Company's Money Mart subsidiary is the industry leader with a dominant market share and 90% brand awareness. There is a Money Mart location in every city in Canada with a population of over 50,000 (except Quebec). In contrast to the U.S. market, 97% of Canadian consumers maintain a bank account. Money Mart has developed the industry through convenience and service with locations positioned to serve middle-class Canadians. A 2001 market research report indicates that customers' primary motivation for use is fast service, late hours and convenient location. The typical Money Mart customer is 32 years of age (60/40, male/female), employed in the trades/labor or services sector and earning $22,000 annually.

The Canadian business had revenues of $55.4 million and Adjusted EBITDA of $24.0 million for the fiscal year ended June 30, 2002.

United Kingdom

In the United Kingdom ("UK"), check cashing is a relatively new and highly fragmented business that developed with the passage of the Checks Act in 1992, which prohibits non-financial institutions from cashing checks (a check cashing establishment is considered to be a financial institution for purposes of compliance with the Checks Act). Traditionally, check cashing had been offered as an "add-on" service to certain retail establishments. Management believes that while there are approximately 2,000 listed check cashing locations in the UK, only approximately 400 are free-standing check cashing locations. In addition, management believes the Company's 413 owned and franchised stores account for 40% of the total number of check cashing stores in the UK. A recent study conducted by the New Policy Institute stated that 9 million people in the UK, or approximately 24% of the adult population, are without a bank account.

The UK business had revenues of $33.6 million and Adjusted EBITDA of $10.2 million for the fiscal year ended June 30, 2002.

Growth and Consolidation

Management believes that significant opportunities for growth exist in the check cashing industry as a result of: (i) growth of the lower-income population sector; (ii) failure of commercial banks and other traditional financial service providers to address the needs of lower-income individuals, and; (iii) the trend toward consolidation in the check cashing industry. Management believes that, as the lower-income population segment increases, and as trends within the retail banking industry create a less accessible environment for these members of society, the check cashing industry and other retail financial service providers will realize a significant increase in demand for their products and services. However, despite these growth dynamics, the Company believes that the industry is undergoing a period of consolidation. The Company believes that this consolidation trend has resulted from a number of factors, including; (i) economies of scale available to larger operators; (ii) use of technology as a means to serve customers better and control large store networks; (iii) inability of smaller operators to form the alliances necessary to deliver new products, and (iv) increased licensing and regulatory burdens. This consolidation process should provide the Company, as one of the largest store networks, with opportunities for continued growth through selective acquisitions.

Competitive Strengths

The Company believes that it has the following competitive strengths:

Store locations in favorable demographic areas. The Company has carefully chosen desirable locations near its targeted customer base. Management adheres to a strict set of market survey and location guidelines when selecting acquisition targets and new store sites. The Company's store base is a mix of urban sites, which are located in high-traffic shopping areas, and suburban sites, which are located in strip malls near multi-family housing complexes.

High-quality customer service. As part of its retail and customer-driven strategy, the Company focuses on providing friendly customer service in a clean and attractive environment. Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to their work schedules, cannot make use of "normal" banking hours. As part of its employee training program, the Company's customer service representatives are encouraged and instructed to treat customers in a friendly and courteous manner, which management believes results in repeat business. The Company sends anonymous market researchers posing as shoppers to each of its U.S. check cashing stores monthly to measure customer service performance. Over the course of the fiscal year, these stores consistently scored 85% on the quality of the store appearance and customer service provided. Recent scores have been steadily improving and have exceeded 90%.

Broad offering of products and services. Company stores offer a wide range of consumer financial products and services to meet the demands of their respective locales, including check cashing, money orders, money transfers and short-term consumer loans. The Company also offers a variety of ancillary products and services, including photo IDs, prepaid local and long distance phone service, lottery tickets, electronic tax filing, bill payment, photocopy and fax services.

Economies of scale. As a result of its acquisition strategy in the United States, Canada and the, the Company has reached a size that enables it to benefit from economies of scale and to negotiate favorable contracts with its suppliers. In addition, the Company's market position enables it to enter into favorable relationships with strategic partners like Western Union. Management believes that the Company's size also allows it to gain greater access to capital than its smaller competitors.

Management expertise. The regional managers of the Company have extensive experience and expertise in the check cashing industry, as well as other retail industries, which the Company believes provides it with a competitive advantage. Furthermore, the Company has been largely successful in retaining the operational managers formerly employed by the targets of its acquisitions. The Company's senior management has extensive experience in banking, retailing and financial services. In addition, the Company's management has significant experience in acquiring and integrating businesses into the Company, and it employs a disciplined approach to making such acquisitions.

Well-diversified credit risk. For the twelve months ended June 30, 2002, the Company cashed 8.7 million checks totaling $3.0 billion, with an average face value of $342. Additionally, through its consumer lending program, the Company originates or makes direct unsecured short-term loans up to $700. The Company actively manages its customer risk profile and collection efforts in order to maximize revenues while maintaining losses within a targeted range. Management has instituted control mechanisms that it believes have been effective in managing risk, including: (i) check verification procedures; (ii) customer identification cards; (iii) customer files, including customer photographs, addresses, employment information and transaction history; (iv) point-of-sale database systems; and (v) background checks, among others. As a result, management believes that the Company is unlikely to sustain a material credit loss from a single transaction or series of transactions. The Company has experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For the fiscal year ended June 30, 2002, in the Company's check cashing business, net write-offs as a percentage of face amount of checks cashed were 0.24%. For the fiscal year ended June 30, 2002, with respect to loans originated by the Company, net writeoffs as a percentage of originations were 2.0%.

Although the Company believes that these competitive strengths will enable it to achieve its strategic objectives, it is possible that the Company could not be able to capitalize on them. Changing demographics in areas surrounding the Company's stores could negatively impact the quality of the store base. Regulatory and technological changes could affect the products offered or the prices charged for such products. The Company provides an extensive training program for all of its employees, however; and as the Company continues to grow, inability to attract, train, and recruit talented field personnel and corporate management could negatively impact Company performance.

Strategy

The Company's business strategy is to capitalize on its competitive strengths by increasing the revenues and profitability of its existing operations, by continuing to grow through acquisition of check cashing store networks and by developing of alternative store formats. Key elements of the Company's business strategy include the following:

Maintaining and instilling a customer-driven retail philosophy. The Company has focused on increasing its customer base through a service-oriented approach designed to meet the needs of working, lower-income individuals and families in need of basic consumer financial services. The Company believes it has differentiated itself from its competitors by focusing on customer service. The Company offers extended operating hours in clean, well-lighted and convenient store locations to enhance appeal and stimulate store traffic. The Company's research indicates that, although approximately 49% of its customers have bank accounts, its customers prefer immediate access to cash without waiting for check clearance. In addition, the Company believes that many of its customers find great value in their ability to cash a payroll or government check immediately, for a fee, at a location within close proximity to their home or workplace at nearly any time of day. The Company's surveys indicate that the widespread availability of ATM machines does not alter a customer's decision to perform financial transactions at Company locations. The Company uses locally targeted advertising, including direct mail, outdoor and event sponsorships, to promote awareness of its products and its customer service. The Company plans to continue to develop ways to improve service to its customers.

Introducing new products and services. The Company has developed a "one-stop shop" concept to offer many consumer financial products and services to its targeted customer base. The Company believes that its check cashing customers enjoy the convenience of other services offered by the Company, such as the sale of money orders, money transfer services and short-term consumer loans, as well as a variety of related products and services that assist marginally banked or credit-impaired customers to manage their personal finances more effectively. As it has completed acquisitions, the Company has expanded the product and services offerings of its newly acquired check cashing store networks, and it intends to continue this strategy with future acquisitions. In particular, the Company has continued to expand its successful consumer lending program by adding this service to newly acquired or opened stores.

Growing through targeted acquisitions. Acquisitions have played an integral role in the Company's growth. Since June 1997, the Company has acquired an aggregate of over 369 owned or franchised stores. As a result of increasing industry consolidation, the Company may be required to shift its acquisition strategy to smaller check cashing store networks. Management will continue to seek opportunistic acquisitions of well-managed check cashing store networks located in areas with favorable demographics, including the southeastern and western parts of the United States, Canada and the UK, as well as profitable check cashing stores in areas that complement the Company's existing geographic markets.

Developing alternative retailing platforms. In an effort to capitalize more fully on the success of its consumer lending product, in September 1997 the Company began opening stores under the name Loan Mart(R), which market primarily unsecured short-term loans in a friendly office-like environment. The Company's management believes the Loan Mart stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. The Company currently operates 103 Loan Mart stores in the Seattle, Fresno, Sacramento, Tucson, Las Vegas, Denver, Colorado Springs, Oklahoma City, Tulsa, Portland and Phoenix areas and may develop stores in additional geographic areas. In addition, the Company's subsidiary Money Mart(R) Express (formerly known as moneymart.com(TM)) services and originates short-term consumer loans through 656 independent document transmitters in 17 states. Management believes that Loan

Mart stores and Money Mart Express allow the Company to access new customers and significantly increase the Company's revenues and profitability. Management believes that this and other platforms being explored by the Company complement the strategy and operations of the existing check cashing stores.

Capitalizing on economies of scale. Because of the scale of its operation in an otherwise highly fragmented industry, management of the Company believes it is well positioned to take advantage of the current trend toward consolidation in the check cashing industry. The Company believes it is able to operate more profitably than smaller competitors as a result of its broader product offerings, greater purchasing power, improved operating efficiencies and greater access to capital.

Customers

Based upon a 2001 consumer survey conducted in several of the Company's markets and the Company's operating experience, the Company believes that its core check cashing customer group is composed of individuals between the ages of 18 and 44. The majority of these individuals rent their homes, are employed and have annual household incomes of between $10,000 and $35,000, with a median income of $22,500. The Company believes that consumers value attention to customer service, and their choice of check cashing stores is influenced by the Company's convenient locations and extended operating hours.

At the Company's Loan Mart(R) stores, which primarily market short-term consumer loans, customers are composed of individuals between the ages of 18 and 49. The majority of these individuals rent their homes and are employed in professional/managerial positions. A survey conducted by the Credit Research Center of Georgetown University found that 51.5% of short-term consumer loan customers reported household incomes of between $25,000 and $50,000 with 25.4% in excess of $50,000. The survey also found that these customers choose short-term consumer loans because of easy and fast approval and convenient location.

Based on a 2001 market research survey performed for the Company's Canadian subsidiary, the Company believes that the demographics of Canadian customers are similar to those of the Company's existing U.S. customers. The survey found that the typical Canadian customer is 32 years of age, employed in the trades/labor or services sector and earning $22,000 annually. Although 97% of the surveyed customers have a bank account, these consumers continue to use the Company's services due to the fast and courteous service, the stores' extended operating hours and convenient locations. A study was recently conducted showing that 9 million people in the UK, or approximately 24% of the adult population, are without a bank account. The survey also found that 89% of UK customers have annual incomes of below $30,000, and 62% are under the age of 35.

The Company believes that many of its customers are workers or independent contractors who receive payment on an irregular basis and generally in the form of a check. The Company's core customer group lacks sufficient income to accumulate assets or to build savings. These customers rely on their current income to cover immediate living expenses and cannot afford the delays inherent in waiting for checks to clear through the commercial banking system. Furthermore, the Company believes that many of its customers use its check cashing services in order to gain immediate access to cash without having to maintain a minimum balance in a checking account and incur the cost of maintaining a checking account. In addition, although research conducted for the Company indicates that approximately 49% of its U.S. customers do have bank accounts, these customers use check cashing stores because they find the locations and extended business hours of the Company's stores more convenient than those of banks and because they value ability to receive cash immediately, without waiting for a check to clear.

Products and Services

The Company's check cashing stores provide a broad range of consumer financial products and services to its customers at convenient locations with extended operating hours. Customers typically use the Company's stores to cash checks (payroll, government, and personal), obtain short-term consumer loans and utilize one or more of the additional financial services available at most locations. In addition, customers use a variety of ancillary products, including photo ID, prepaid local and long distance phone service, lottery tickets, electronic tax filing, bill payment, photocopy and fax services.

Check Cashing

Customers may cash all types of checks at DFG check cashing locations, including payroll checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and are not required to wait several days for the check to clear. Both the customer's identification and the validity of the check are verified (occasionally employing multiple sources) pursuant to the Company's standard verification procedures before any cash is distributed. Customers are charged a fee for this service (typically a small percentage of the face value of the check), which varies depending upon the type of check cashed and whether or not the customer has a previous record of cashing checks at that location. For the twelve months ended June 30, 2002, check cashing fees averaged approximately 3.53% of the face value of checks cashed.

The following charts present summaries by Consolidated Company, Domestic and Foreign Operations of check cashing data for the periods indicated below:

                            CHECK CASHING FEE SUMMARY

Consolidated Company:

                                                      -----------------------------------------------------
                                                                  For the Years Ended June 30,
                                                      -----------------------------------------------------
                                                            1998              1999             2000
                                                      -----------------------------------------------------

Face amount of checks cashed.......................    $2,301,861,000    $2,319,847,000   $2,784,267,000
Number of checks cashed............................          7,991,128         7,490,406        8,328,176
Average face amount per check......................            $288.05           $309.71          $334.32
Average fee per check..............................              $8.80            $10.14           $11.69
Average fee as a % of face amount..................            3.05%             3.28%            3.50%


                                                          For the Years Ended June 30,
                                                      -------------------------------------
                                                            2001               2002
                                                      -------------------------------------

Face amount of checks cashed.......................    $3,150,350,000    $2,969,455,000
Number of checks cashed............................          9,406,749         8,689,819
Average face amount per check......................            $334.90           $341.72
Average fee per check..............................             $11.24            $12.06
Average fee as a % of face amount..................            3.36%             3.53%

Domestic Operations:
                                                      -----------------------------------------------------
                                                                  For the Years Ended June 30,
                                                      -----------------------------------------------------
                                                            1998              1999             2000
                                                      -----------------------------------------------------

Face amount of checks cashed.......................    $1,764,397,000    $1,723,912,000   $1,712,912,000
Number of checks cashed............................          5,851,813         5,176,483        4,654,747
Average face amount per check......................            $301.51           $333.03          $367.99
Average fee per check..............................              $8.92            $10.73           $12.17
Average fee as a % of face amount..................            2.96%             3.22%            3.31%

                                                          For the Years Ended June 30,
                                                      -------------------------------------
                                                            2001               2002
                                                      -------------------------------------

Face amount of checks cashed.......................    $1,728,504,000    $1,636,967,000
Number of checks cashed............................          4,485,393         4,317,534
Average face amount per check......................            $385.36           $379.14
Average fee per check..............................             $12.19            $12.41
Average fee as a % of face amount..................            3.16%             3.27%


Foreign Operations:
                                                      -----------------------------------------------------
                                                                  For the Years Ended June 30,
                                                      -----------------------------------------------------
                                                            1998              1999             2000
                                                      -----------------------------------------------------

Face amount of checks cashed.......................       $537,464,000      $595,935,000  $1,071,355,000
Number of checks cashed............................          2,139,315         2,313,923        3,673,429
Average face amount per check......................            $251.23           $257.54          $291.65
Average fee per check..............................              $8.46             $8.98           $11.08
Average fee as a % of face amount..................            3.37%             3.49%            3.80%

                                                          For the Years Ended June 30,
                                                      -------------------------------------
                                                            2001               2002
                                                      -------------------------------------

Face amount of checks cashed.......................    $1,421,846,000    $1,332,488,000
Number of checks cashed............................          4,921,356         4,372,285
Average face amount per check......................            $288.91           $304.76
Average fee per check..............................             $10.37            $11.71
Average fee as a % of face amount..................            3.59%             3.84%

If a check cashed by the Company is not paid for any reason, the full face value of the check is recorded as a loss in the period during which the check was returned unpaid. The check is then sent to the store for collection; and, if it remains uncollected, it is then sent to the Company's internal collections department, which contacts the maker and/or payee of each returned check and, if necessary, commences legal action. Recoveries on returned items are credited in the period when the recovery is received. During fiscal 2002, approximately 74.7% of the face value of checks returned were ultimately collected by the Company.

The following charts present summaries by Consolidated Company, Domestic and Foreign Operations of the Company's returned check experience for the periods indicated below:

                            RETURNED CHECK EXPERIENCE

Consolidated Company:

                                                      --------------------------------------------------
                                                                For the Years Ended June 30,
                                                      --------------------------------------------------
                                                            1998              1999            2000
                                                      --------------------------------------------------

Face amount of returned checks.....................         $13,823,000      $16,607,000    $22,866,000
Collections on returned checks.....................           9,908,000       12,505,000     17,097,000
Net write-offs of returned checks..................           3,915,000        4,102,000      5,769,000
Collections as a percentage of returned checks.....               71.7%            75.3%          74.7%
Net write-offs as a percentage of check
   cashing revenues................................                5.6%             5.4%           5.9%
Net write-offs as a percentage of face amount
   of checks cashed................................               0.17%            0.18%          0.21%

                                                        For the Years Ended June 30,
                                                      ---------------------------------
                                                           2001             2002
                                                      ---------------------------------

Face amount of returned checks.....................       $27,938,000      $27,875,000
Collections on returned checks.....................        19,752,000       20,812,000
Net write-offs of returned checks..................         8,186,000        7,063,000
Collections as a percentage of returned checks.....             70.7%            74.7%
Net write-offs as a percentage of check
   cashing revenues................................              7.7%             6.7%
Net write-offs as a percentage of face amount
   of checks cashed................................             0.26%            0.24%


Domestic Operations:
                                                      --------------------------------------------------
                                                                For the Years Ended June 30,
                                                      --------------------------------------------------
                                                            1998              1999            2000
                                                      --------------------------------------------------

Face amount of returned checks.....................         $10,161,000      $11,246,600    $12,019,000
Collections on returned checks.....................           6,755,000        7,646,040      7,808,000
Net write-offs of returned checks..................           3,406,000        3,600,560      4,211,000
Collections as a percentage of returned checks.....               66.5%            68.0%          65.0%
Net write-offs as a percentage of check
   cashing revenues................................                6.5%             6.5%           7.4%
Net write-offs as a percentage of face amount
   of checks cashed................................               0.19%            0.21%          0.25%

                                                        For the Years Ended June 30,
                                                      ---------------------------------
                                                           2001             2002
                                                      ---------------------------------

Face amount of returned checks.....................       $14,519,000      $15,412,000
Collections on returned checks.....................         8,872,000       10,560,000
Net write-offs of returned checks..................         5,647,000        4,852,000
Collections as a percentage of returned checks.....             61.1%            68.5%
Net write-offs as a percentage of check
   cashing revenues................................             10.3%             9.1%
Net write-offs as a percentage of face amount
   of checks cashed................................             0.33%            0.30%

Foreign Operations:
                                                      --------------------------------------------------
                                                                For the Years Ended June 30,
                                                      --------------------------------------------------
                                                            1998              1999            2000
                                                      --------------------------------------------------

Face amount of returned checks.....................          $3,662,000       $5,360,400    $10,847,000
Collections on returned checks.....................           3,153,000        4,858,960      9,289,000
Net write-offs of returned checks..................             509,000          501,440      1,558,000
Collections as a percentage of returned checks.....               86.1%            90.7%          85.6%
Net write-offs as a percentage of check
   cashing revenues................................                2.8%             2.4%           3.8%
Net write-offs as a percentage of face amount
   of checks cashed................................               0.09%            0.08%          0.15%

                                                        For the Years Ended June 30,
                                                      ---------------------------------
                                                           2001             2002
                                                      ---------------------------------

Face amount of returned checks.....................       $13,419,000      $12,463,000
Collections on returned checks.....................        10,880,000       10,252,000
Net write-offs of returned checks..................         2,539,000        2,211,000
Collections as a percentage of returned checks.....             81.1%            82.3%
Net write-offs as a percentage of check
   cashing revenues................................              5.0%             4.3%
Net write-offs as a percentage of face amount
   of checks cashed................................             0.18%            0.17%

Consumer Lending

Effective June 13, 2002, the Company entered into an agreement with County Bank of Rehoboth Beach, Delaware ("County"), a federally insured depository institution. The Company acts as a servicer for County, marketing unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of 7 to 23 days. Under this program, the Company earns servicing fees which are subject to reduction if the related loans are not collected. County originated approximately $15 million of loans through the Company's locations and document transmitters during the fiscal year ended June 30, 2002.

During the year ended June 30, 2002 Dollar Financial Group, Inc. entered into a Participation and Termination Agreement ("Eagle Agreement") with Eagle National Bank ("Eagle"), a national banking association, and related entities. Under the Eagle Agreement, Eagle discontinued the business of offering short-term consumer loans through the Company's locations and document transmitters.

The Company had previously acted for Eagle marketing unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans were made for amounts up to $500, with terms of 14 or 28, days which could be refinanced a maximum of four times and two times, respectively. Under this program, the Company earned origination and servicing fees. Eagle originated or extended approximately $399 million and $377 million of loans through the Company's locations and document transmitters during the fiscal year ended June 30, 2002 and 2001, respectively.

In addition to marketing the credit services of banks, the Company also acts as a direct consumer lender on its own behalf in Canada, the UK and certain U.S. markets. These loans are made for amounts up to $700, with terms of 7 to 28 days, which can be extended a maximum of four times. The Company bears the entire risk of loss related to these loans. The Company made or extended approximately $306 million of loans through the Company's locations and document transmitters during the fiscal year ended June 30, 2002. The Company had approximately $16 million and $10 million of consumer loans on its balance sheet at June 30, 2002 and 2001, respectively, which is reflected in loans and other receivables. Net writeoffs for such loans for the fiscal years ended June 30, 2002 and 2001 were $5.5 million and $4.4 million, respectively, which are reflected in revenue on the Statements of Operations.

The Company originates its short-term loans through its check cashing store network, its Money Mart(R) Express document transmitter locations and through 103 stores under the Loan Mart(R) name, which offer primarily unsecured short-term loans. The Company's management believes the Loan Mart stores appeal to a broader market segment than that which currently utilizes the Company's check cashing stores. Unlike many of the Company's check cashing customers, the Company's targeted Loan Mart(R) and Money Mart(R) Express (formerly known as moneymart.com(TM)) customer has, and is required to have, a bank account but experiences temporary shortages in cash from time to time. By offering these services on a variety of platforms, the Company hopes to attract this target customer who might not otherwise utilize check cashing services. The first Loan Mart(R) stores were opened in late September 1997 and since then an additional 98 stores have been opened. These stores are located in Seattle, Fresno, Sacramento, Phoenix, Tucson, Denver, Colorado Springs, Portland, Tulsa, Oklahoma City, and Las Vegas.

Other Services and Product Extensions

In addition to check cashing and short-term loans, the Company's customers are able to choose from a variety of products and services when conducting business at the Company's check cashing or Loan Mart(R) locations. These services include electronic tax filing, utility bill payment, prepaid local and long distance phone service, photocopy and fax services. A survey of the Company's customers by an independent third party revealed that over 50% of customers use other services in addition to check cashing. Management believes that providing these services helps to implement the Company's customer-driven strategy by creating a convenient "one-stop" shopping atmosphere for its customers' financial service needs.

Among the most significant products and services other than check cashing and short-term loans offered by the Company are the following:

o Money Transfers--Through a strategic alliance with Western Union, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 117,000 agents in more than 185 countries throughout the world. The Company receives a percentage of the fee charged by Western Union for the transfer as its commission. For the twelve months ended June 30, 2002, the Company generated, primarily at its check cashing stores, total money transfer fees of $10.1 million.

o Money Orders--The Company's stores exchange money orders for cash and/or checks for a minimal fee, with an average fee and face amount of $1.09 and $133, respectively, for such transactions during the fiscal year ended June 30, 2002. Money orders are typically used as a means of payment of rent and utility bills for customers who do not have checking accounts. For the twelve months ended June 30, 2002, the Company's check cashing stores and certain Loan Mart(R) locations sold a total of 2.7 million money orders, generating total money order revenues of $3.0 million.

Store Operations

Locations

The following chart sets forth the number of stores in operation as of the dates indicated:

                                                                 June 30,
                                                 ------------------------------------------
                  Markets                          1998    1999    2000    2001     2002
                  -------
                                                 ------------------------------------------
CALIFORNIA
Southern.................................            41       41      44     47       47
Northern.................................            77       79      92     95       93

PENNSYLVANIA
Philadelphia.............................            11       10      11      8        8
Pittsburgh...............................            10       10      10     11       11

OHIO
Cleveland................................            24       22      21     19       19
Other Ohio cities (1)....................             8        5       7      5        4

ARIZONA
Phoenix..................................            16       25      34     40       45
Tucson...................................             0        0       7     13       16

Texas....................................            23        3       3      3        4
Virginia.................................            14       14      15     16       16
Washington...............................            15       15      17     21       18
Utah.....................................             3        3       7      5        5
MD/DC....................................             4        4       4     11       10
New Mexico...............................             4        4       4      3        3
Louisiana................................             3        3       3      4        4
Hawaii...................................             3        3       3      3        3
Wisconsin................................             1        1       1      1        1
Colorado.................................             0        0       6     14       15
Oklahoma.................................             0        0       8     13       13
Oregon...................................             0        0       2      5        5
Nevada...................................             0        0       1     11       11
Franchised locations.....................             3        3       0      0        0

UNITED KINGDOM...........................             0       11     107    126      123
Franchised locations and check cashing agents
                                                      0        0     264    261      290
CANADA...................................            86      101     139    157      167
Franchised locations.....................            70       80      81     86       87
                                                 ------------------------------------------
Total Stores.............................           416      437     891    978    1,018
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

Layout and Facilities

As part of its retail and customer-driven strategy, the Company presents a clean and attractive environment and an appealing format for its check cashing stores. Size varies by location, but the stores are generally 1,000 to 1,400 square feet, with approximately half of that space allocated to the teller and back office areas. There are typically three to five windows available for customer transactions.

Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of "normal" banking hours. A typical store operates from 9:00 A.M. to 9:00 P.M. during weekdays and on Saturdays, and from 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, the Company operates stores on a 24-hour, seven-days-per-week basis.

All of the Company's individual stores are leased, generally under leases providing for an initial multi-year term and renewal terms of from one to five years. The Company generally assumes the responsibility for required leasehold improvements, including signage, customer service representative partitions, alarm systems, computers, time-delayed safes and other office equipment. The leases relating to stores that provide government benefits distribution typically allow for the termination of a store's lease in the event of the loss of the related government contract.

Technology

The Company currently has an enterprise-wide transaction processing computer network. The Company believes that this system has supported an improvement in customer service by reducing transaction time and has enabled the Company to manage returned-check losses better and to comply with regulatory record keeping and reporting requirements.

The Company is continuing to enhance a Point-of-Sale ("POS") transaction processing system composed of a networked hardware and software package with integrated database and reporting capabilities. The POS system provides its stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of the Company's credit verification process. Additionally, the Company has deployed an enhanced loan management system that provides improved customer service processing and management of loan transactions. The POS system, in conjunction with the enhanced loan management system, has improved the Company's ability to offer new products and services, while contributing to an improvement in customer service.

Security

The principal security risks which confront the Company's check cashing operations are robbery and defalcation. The Company's management has implemented extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss. Management believes that its systems are among the most effective in the industry. Total net security losses represented less than 1.1% of both total revenues and face value of checks cashed for the twelve months ended June 30, 2002.

Most store employees operate behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Each store's security measures include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and the tracking of all employee movement in and out of secured areas. In addition, employees use cellular phones to ensure safety and security of staff whenever they are outside the secure teller area. This centralized system includes the following security measures in addition to those mentioned above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

Due to the high volumes of cash, food stamps and negotiable instruments handled at the Company's locations, daily monitoring, unannounced audits and immediate responses to irregularities are critical in combating defalcations. The Company has an internal auditing program which includes periodic unannounced store audits and cash counts at randomly selected locations.

Advertising and Marketing

The Company is continually surveying and researching its customer trends and purchasing patterns in order to place the most effective advertising for each market. The Company's U.S. marketing promotions typically include in-store merchandising materials, advertising support, and store personnel instruction in the use of the materials. Using statistical data from its transaction database, the Company utilizes sophisticated direct marketing strategies to communicate with both existing customers and prospects who have demographic characteristics to existing customers. National television advertising promotes the Money Mart brand in Canada. The Company also arranges cooperative advertising for its products and services; for example, the Company does cooperative advertising with Western Union. Store managers are also provided with local store marketing training that sets standards for promotions and marketing their store on a local grass-roots level including attendance and sponsorship of local community events. A national classified telephone directory company is utilized to place all Yellow Pages advertising as effectively and prominently as possible. The Company does research into directory selection to assure effective communication with its target customers.

Competition

The check cashing industry in the United States is highly competitive and is expected to become even more so as the industry consolidates. As of March 2002, a total of approximately 13,000 check cashing stores were operating in the United States.

DFG, with 1,018 stores, is the second largest check cashing store network in the United States and the largest such network in Canada and the UK. According to an industry survey, the seven largest chains in the U.S. control less than 20% of the total number of U.S. stores, which reflects the fragmented nature of the check cashing industry.

In addition to other check cashing stores in the U.S., Canada and UK, DFG competes with banks and other financial services entities, as well as with retail businesses, such as grocery and liquor stores, which will cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants provide this service to a limited number of customers with superior credit ratings, and will typically only cash "first party" checks, or those written on the customer's account and made payable to the store.

The Company also competes with companies that offer automated check cashing machines, and with franchised kiosk units that provide check-cashing and money order services to customers, which can be located at places such as convenience stores, bank lobbies, grocery stores, discount retailers and shopping malls.

Regulation

The Company is subject to regulation in several of the jurisdictions in which it operates, including jurisdictions that regulate consumer lending, check cashing fees, require prompt remittance of money order proceeds to money order suppliers, or require the registration of check cashing companies. In addition, the Company is subject to federal and state regulation which requires the reporting and recording of certain currency transactions; and certain of the Company's operations are also subject to federal and state regulations governing consumer protection and lending practices.

In the majority of the states in which the Company engages in consumer lending activities, it acts as an agent for County, a federally insured financial institution chartered under the laws of the state of Delaware. Pursuant to its contractual relationship, the Company provides County with marketing, servicing and collections services for its unsecured short-term loan product that is offered under the Company's registered service mark Cash 'Til Payday(R). In four states, with appropriate enabling legislation, the Company has opted to offer unsecured short-term loans directly to consumers, also under the Company's registered service mark Cash 'Til Payday(R). Currently, the Company offers Cash 'Til Payday(R) loans directly to consumers in California, Colorado, Oregon and Wisconsin.

County is subject to federal and state banking regulations. Legislation has been introduced at both the state and federal levels that could affect the Company's ability to generate origination fees as an agent for a bank, as well as the Company's ability to offer Cash 'Til Payday loans directly to consumers. While the Company does not believe that any federal regulation will be passed, if enacted the Company would not be able to market short-term loans as currently structured.

State Regulation

To date, the regulation of check cashing fees has been restricted to the state level. The Company is currently subject to fee regulation in seven states:
Pennsylvania, Ohio, California, Hawaii, Arizona, Maryland, Louisiana and the District of Columbia, where regulations set maximum fees for cashing various types of checks. The Company's fees comply with all state regulations.

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

Louisiana:             Maximum of 2.0% fee for government assistance checks. Ceiling fees set in 2000.

Ohio:                  Maximum of 3.0% fee for government checks. Ceiling fees set in 1993.

Washington,            D.C.: Maximum of 5.0% fee for government and payroll
                       checks, 7.0% fee for an insurance check, 10.0% fee for
                       personal checks or money orders or $4.00, whichever is
                       greater. Ceiling fees set in 1998.

Hawaii: Maximum of 3.0% fee for government assistance checks, 5.0% fee for payroll checks, 10.0% fee for personal checks or money orders or $5.00, whichever is greater.
                       Permits one-time $10.00 fee to issue identification and no more than $5.00 for identification replacement.
                       Ceiling fees set in 1999.

Pennsylvania:          Maximum of 2.5% for government checks provided that valid ID is presented, 3.0%
                       for payroll checks and 10.0% for personal checks. Permits one-time $10 customer setup fee. Ceiling fees set in 1998.

Arizona:               Maximum of 3.0% fee for government checks or $5.00, whichever is greater.  Ceiling fees set in 2000.

Maryland:              Maximum of 2.0% fee for government checks or $3.00 whichever is greater, 10.0% fee for personal checks, 4.0% fee for all other checks or $5.00, whichever is greater.
                       Permits one-time $5.00 membership fee. Ceiling fees set in 2000.

The Company has determined, primarily for regulatory reasons, that it should make Cash 'Til Payday(R) loans directly to consumers in certain states where advantageous enabling legislation exists. The Company has determined to refrain from participating in the consumer lending business altogether in certain other states where legislation is unfavorable or the service is not likely to be profitable. The Company is currently able to participate in the consumer lending business in all states in which it has a sizable presence, although there is no guarantee that this situation will continue at the federal or state level.

The following chart presents a summary of the states where the Company makes the Cash 'Til Payday(R) loans directly to consumers in accordance with state law. The chart also summarizes key aspects of the state law that govern these loans:

                      STATES IN WHICH THE COMPANY MAKES CASH 'TIL PAYDAY(R)LOANS DIRECTLY

California:                Maximum fee of 15% of the face amount of the check tendered by borrower as security for loan.

Oregon:                    No maximum fee mandated by state.

Colorado:                  Maximum fee of 20% of first $300 borrowed, plus 7.5% fee for amounts over
                           $300, up to $500.

Wisconsin:                 No maximum fee mandated by state.

Other State Requirements

The Company operates a total of 148 stores in California and Maryland. These states are among those that have enacted so-called "prompt remittance" statutes. Such statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of such money orders thereby limiting the number of days or "float" which the Company has use of the money from the sale of such money orders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

The adoption of check cashing fee regulations and prompt remittance statutes in additional jurisdictions or the reduction of maximum allowable fees in the jurisdictions currently regulating check cashing could have an adverse effect on the Company's business and could restrict the ability of the Company to expand its operations into certain states. As the Company develops new products and services in the consumer finance area, it may become subject to additional federal and state regulations governing those areas.

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

Federal Regulation

Pursuant to regulations promulgated under the Bank Secrecy Act ("BSA") by the U.S. Treasury Department, transactions involving currency in an amount greater than $10,000, or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000, must be reported. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through, or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash-in or cash-out totaling more than $10,000 during any one business day. Management believes that the Company's POS system and employee training programs are essential to the Company's compliance with these regulatory requirements.

Also, pursuant to the BSA, non-bank financial institutions, money services businesses ("MSB's") are required by the Money Laundering Act of 1994 to register with the Department of Treasury. MSB's include check cashers and sellers of money orders. Under the final rule, MSB's must renew their registrations every two years. In addition, MSB's must maintain a list of their agents and update the list annually with the list being made available for examination.

In addition to the BSA, a new act was signed into law on October 26, 2001 called the USA PATRIOT Act ("Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001"). The act is designed to "deter and punish terrorist acts in the United States and around the world and enhance law enforcement investigatory tools." Title III of the Act includes numerous anti-money-laundering measures designed to assist in the identification and seizure of terrorist funds, including provisions that will directly impact check cashers and other MSB's.

Specifically, Section 352 of the USA PATRIOT Act requires all check cashers to establish their own anti-money laundering programs by July 24, 2002. Such programs must include: (i) development of internal policies, procedures and controls; (ii) designation of an anti-money laundering compliance officer within the company; (iii) implementation of ongoing employee training; (iv) an independent auditing function to test the program; and (v) requirements for responding to law enforcement. The Company believes it is in compliance with the act.

In Canada, the federal government does not directly regulate the check cashing or payday-loan industries, nor do provincial governments impose any regulations specific to the industry. The exception is in the Province of Quebec, where check cashing stores are not permitted to charge a fee to cash government checks.

In the UK, the Office of Fair Trading ("OFT") is responsible for regulating competition policy and consumer protection. To date, the OFT has not enacted any regulations specific to the check cashing or "payday" loan industries.

Proprietary Rights

The Company has the rights to a variety of service marks relating to products or services it provides in its stores. In addition, the Company has service marks relating to the various names under which the Company's stores operate.

Insurance Coverage

The Company maintains insurance coverage against losses, including theft, to protect its earnings and properties. In addition, the Company maintains insurance coverage against criminal acts, which coverage has a deductible of $50,000 per occurrence.

Employees

As of June 30, 2002, the Company employed 3,343 persons worldwide,  composed of:
255 persons employed in the Company's accounting, management information systems, legal, human resources, treasury, finance and administrative departments (including Canada and the UK), and 3,088 persons employed in stores, including customer service representatives, store managers, regional supervisors, operations directors and administrative personnel.

None of the Company's employees is represented by labor unions, and management believes that its relations with its employees are good.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report may contain certain forward-looking statements regarding the Company's expected performance for future periods, and actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks of changing market conditions in the overall economy and the industry, consumer demand, regulatory factors and the success of the Company's strategies and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission.

Item 2. PROPERTIES

The Company leases all store premises, which typically have initial terms of 5 to 20 years and contain provisions for renewal options; additional rental charges based on revenue, and payment of real estate taxes and common area charges. With respect to leased stores open as of June 30, 2002, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

    Period Ending            Number of
      June 30,            Leases Expiring
      ---------           ---------------
        2003                      76
        2004 - 2007              318
        2008 - 2012              196
        2013 - 2017               42
        2018 - 2022                9
                               ------
                                 641


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

DFG Holdings, Inc. is the sole record and beneficial owner of all of the Company's outstanding common stock.

The Indenture dated November 15, 1996 between the Company and State Street Bank and Trust Company, as trustee (the "Indenture"), relating to the 10 7/8% Senior Notes due 2006, the agreement dated December 18, 1998 relating to the 10 7/8% Senior Subordinated Notes due 2006 as well as the Company's credit agreement, contain restrictions as to the declaration and payment of dividends. See "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements included elsewhere in this report.

Item 6. SELECTED FINANCIAL DATA

The selected consolidated historical financial information on the following page should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The balance sheet and statement of operations data of the Company as of and for the years ended June 30, 1998, 1999, 2000, 2001 and 2002 have been derived from historical consolidated financial statements of the Company.



                                                                         Year ended June 30,
                                        ---------------------------------------------------------------------------------------
                                              1998           1999(1), (2)         2000(3)           2001(4)          2002(5)
                                        ---------------------------------------------------------------------------------------
                                                          (dollars in thousands, except check cashing data)
Statement of Operations Data:
Revenues:
   Revenues from check cashing........    $        70,306  $           76,304  $       97,350  $       105,690  $      104,792
   Revenues from consumer lending, net              7,448              18,559          34,787           58,367          69,799
   Revenues from money transfer fees..              5,910               6,687           7,881            9,444          10,098
   Revenues from government services..             14,311               6,753           6,375            4,282           1,734
   Other revenues.....................             13,210              12,676          19,360           17,716          15,553
                                        ---------------------------------------------------------------------------------------
Total revenues........................            111,185             120,979         165,753          195,499         201,976

Store and regional expenses:
   Salaries and benefits..............             33,670              35,329          47,058           57,453          65,295
   Occupancy..........................              9,656               9,609          12,800           16,881          18,087
   Depreciation.......................              2,018               2,227           4,683            5,829           6,522
   Other..............................             24,002              23,764          36,503           45,321          46,238
                                        ---------------------------------------------------------------------------------------
Total store and regional expenses.....             69,346              70,929         101,044          125,484         136,142

Establishment of reserves for new
   consumer lending arrangements......                  -                   -               -                -           2,244
Corporate expenses....................             12,462              13,648          20,864           22,500          24,516
Loss on store closings and sales......                 45                 103             249              926           1,154
Goodwill amortization.................              3,624               4,686           5,564            4,710               -
Other depreciation and amortization...              1,152               1,020           1,620            1,952           2,709
Interest expense......................             12,945              16,401          17,491           20,361          18,694
Recapitalization costs and other
   non-recurring items................                  -              12,575           1,478                -             281
Writedown of goodwill.................             12,870                   -               -                -               -
                                        ---------------------------------------------------------------------------------------
(Loss) income before income taxes and
   extraordinary item.................            (1,259)               1,617          17,443           19,566          16,236
Income tax provision .................              5,538               3,881          12,043           12,876          10,199
                                        ---------------------------------------------------------------------------------------
(Loss) income before extraordinary item           (6,797)             (2,264)           5,400            6,690           6,037
Extraordinary      loss     on     debt
extinguishment
   (net of income tax benefit of $45).                  -                 85               -                -               -
                                        ---------------------------------------------------------------------------------------
Net (loss) income ....................      $     (6,797)     $       (2,349) $         5,400   $        6,690   $       6,037
                                        =======================================================================================


Operating and Other Data:
Adjusted EBITDA (6)...................    $        31,526  $           38,619  $       48,405  $        53,885  $       48,314
Adjusted EBITDA margin (6)............              28.4%               31.9%           29.2%            27.6%           23.9%
Net cash provided by (used in):
   Operating activities...............             18,003              15,951          16,792           16,442          14,453
   Investing activities...............            (4,237)            (23,471)        (44,526)         (32,365)        (10,108)
   Financing activities...............           (12,699)              18,269          35,306           15,602           9,409
Stores in operation at end of period..                416                 437             891              978           1,018

Check Cashing Data:
Face amount of checks cashed..........     $2,301,861,000      $2,319,847,000  $2,784,267,000   $3,150,350,000  $2,969,455,000
Number of checks cashed...............          7,991,128           7,490,406       8,328,176        9,406,749       8,689,819
Average face amount per check cashed..            $288.05             $309.71         $334.32          $334.90         $341.72
Average fee per check.................              $8.80              $10.14          $11.69           $11.24          $12.06
Average fee as a % of face amount.....              3.05%               3.28%           3.50%            3.36%           3.53%

Balance Sheet Data (at end of period):
Cash..................................    $        55,501  $           65,782  $       73,288  $        72,452  $       86,633
Total assets..........................            165,850             203,709         259,714          276,172         291,312
Total indebtedness....................            112,675             142,166         179,146          197,136         208,191
Shareholder's equity..................             29,454              36,334          39,595           42,624          53,515

(1) On November 13, 1998, Holdings entered into an agreement and plan of merger (the "Merger Agreement") with DFG Acquisition, Inc., ("Acquisition") a Delaware corporation, controlled by Green Equity Investors II, L.P., a Delaware limited partnership ("GEI II") and the stockholders of Holdings party thereto, providing for the merger of Acquisition with and into Holdings, with Holdings as the surviving corporation (the "Merger"). Holdings and Acquisition consummated the Merger on December 18, 1998.I In the Merger, the senior members of management of Holdings retained substantially all of their stock in the surviving corporation, and the other stockholders received cash in exchange for their shares of Holdings. The Merger was accounted for as a recapitalization of Holdings.
(2)      On February  10,  1999,  the Company  acquired  all of the  outstanding shares of Instant Cash Loans Limited ("ICL"), which operated eleven stores in the UK. The initial purchase price for this acquisition was $9.4 million plus initial working capital of approximately $2.0 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes Due 2006. On February 17, 1999, National Money Mart Company, a subsidiary of the Company, acquired the remaining 86.5% partnership interest in its Calgary Money Mart Partnership ("Calgary"). Calgary operated six stores in Alberta, Canada. The aggregate purchase price for this acquisition was $5.6 million and was funded with the issuance of the Company's 10 7/8% Senior Subordinated Notes Due 2006.
(3) On July 7, 1999, the Company acquired all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited ("CAC"), which operated 44 company owned stores in the UK. The initial purchase price for this acquisition was $12.5 million and was funded through excess internal cash, the Company's revolving credit facility and the Company's 10 7/8% Senior Subordinated Notes Due 2006. The excess of the purchase price over the fair value of the identifiable net assets acquired was $8.2 million. Additional consideration of $9.7 million was subsequently paid based under the profit-based earn-out agreement. On November 18, 1999, the Company acquired all of the outstanding shares of Cheques R Us, Inc. ("CRU") and Courtenay Money Mart Ltd. ("Courtenay"), which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.2 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.1 million. On December 15, 1999, the Company acquired all of the outstanding shares of Cash Centres Corporation Limited ("CCL"), which operated five company owned stores and 238 franchises in the UK. The aggregate purchase price for this acquisition was $8.4 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. Additional consideration of $2.7 million was subsequently paid based under a profit-based earn-out agreement. On February 10, 2000, the Company acquired substantially all of the assets of CheckStop, Inc. ("CheckStop"), which is a payday-loan business operating through 150 independent document transmitters in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. Additional consideration of $250,000 was subsequently paid based upon a future results of operations earn-out agreement.
(4) On August 1, 2000, the Company purchased all of the outstanding shares of West Coast Chequing Centres, Ltd ("WCCC"), which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess price over the fair value of identifiable net assets acquired was $1.4 million. On August 7, 2000, the Company purchased substantially all of the assets of Fast `n Friendly Check Cashing ("F&F"), which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid based on a revenue earn-out agreement. On August 28, 2000, the Company purchased primarily all of the assets of Ram-Dur Enterprises, Inc. d/b/a AAA Check Cashing Centers ("AAA"), which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million. On December 5, 2000, the Company purchased all of the outstanding shares of Fastcash Ltd. ("FCL"), which operated 13 company owned stores and 27 franchises in the UK. The aggregate purchase price for this acquisition was $3.1 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. The agreement also includes a maximum potential contingent
         payment   to  the   sellers  of  $2.8   million   based  on  levels  of
         profitability.
(5) On July 1, 2001 the Company adopted Financial Accounting Standards Board Opinion No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with the provisions of SFAS No. 142 the Company ceased amortization of goodwill.
(6) Adjusted EBITDA is earnings before interest, income taxes, depreciation, amortization, recapitalization costs and other non-recurring items, writedown of goodwill, loss on store closings and sales and establishment of reserves for new consumer lending arrangements. Adjusted EBITDA does not represent cash flows as defined by accounting principles generally accepted in the United States and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other measures of liquidity determined in accordance with accounting principles generally accepted in the United States. The Adjusted EBITDA margin represents Adjusted

         EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt, and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion, and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies. The table below reconciles net income as reported on the Statement of Operations to Adjusted EBITDA:

                                                     1998         1999          2000         2001        2002
                                                     ----         ----          ----         ----        ----
        Net (loss) income                           $ (6,797)    $ (2,349)       $ 5,400      $ 6,690    $ 6,037
        Add:
        Loss on store closings and sales                   45          103           249          926      1,154
        Goodwill amortization                           3,624        4,686         5,564        4,710          -
        Other depreciation and amortization             3,170        3,247         6,303        7,781      9,231
        Interest expense                               12,945       16,401        17,491       20,361     18,694
        Other (Foreign currency loss/(gain))              131         (10)         (123)          541        474
        Writedown of goodwill                          12,870            -             -            -          -
        Income tax provision                            5,538        3,881        12,043       12,876     10,199
        Recapitalization costs                              -       12,575           133            -          -
        Non-recurring charges                               -            -         1,345            -        281
        Establishment  of  reserves  for new
        consumer lending arrangements                       -            -             -            -      2,244
        Extraordinary items                                 -           85             -            -          -
                                                  ------------ ------------ ------------- ------------ ----------
        Adjusted EBITDA                               $31,526      $38,619       $48,405      $53,885    $48,314
                                                  ============ ============ ============= ============ ==========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company has historically derived its revenues primarily from providing check cashing services and other consumer financial products and services including money orders, money transfers, short-term consumer loans and bill payment. In addition, certain Company stores provide for the distribution of public assistance benefits and food coupons. For the years ended June 30, 2000, 2001 and 2002, check cashing revenues as a percentage of total revenues approximated 58.7%, 54.1% and 51.9% respectively, and consumer lending revenues as a percentage of total revenues approximated 21.0%, 29.9% and 34.6%, respectively.

The check cashing industry in the United States is highly fragmented and has experienced considerable growth as store locations have increased from approximately 1,350 in 1986 to approximately 13,000 as of March 2002. The Company believes it is one of only seven domestic check cashing store networks with more than 100 locations. The industry is composed of mostly local chains and single-unit operators. The Company believes that industry growth has been fueled by several demographic and socioeconomic trends, including a decline in the number of households with bank deposit accounts, an increase in low-paying service sector jobs and an overall increase in the lower-income population.

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


                  Company                     Number of Stores    Month Acquired           Purchase Price
-------------------------------------------------------------------------------------------------------------





Cash A Cheque Holdings Great Britain
    Limited...............................          44           July 1999                $   22.2 million
Cheques R Us, Inc.........................           6           November 1999            $    1.2 million
Cash Centres Corporation Limited..........         243 (1)       December 1999            $   11.1 million
CheckStop, Inc............................          N/A (2)      February 2000            $    3.0 million
West Coast Chequing Centres...............           6           August 2000              $    1.5 million
Fast `n Friendly Check Cashing............           8           August 2000              $    0.9 million
Ram-Dur Enterprises.......................           5           August 2000              $    1.3 million
Fastcash Limited..........................          40 (3)       December 2000            $    3.1 million

(1)      Includes 238 franchised stores.
(2)      Operates through 150 independent document transmitters.
(3)      Includes 27 franchised stores.

This Management's Discussion and Analysis of Financial Condition and Results of Operations solely reflects the historical results of the Company. The aforementioned purchase price for Cash A Cheque Holdings Great Britain Limited ("CAC") and Cash Centres Corporation Limited ("CCL") includes additional amounts paid to the sellers of $9.7 million and $2.7 million, respectively, determined under profit-based earn-out agreements. The aforementioned purchase price for CheckStop, Inc. ("CheckStop") and Fast `n Friendly ("F&F") includes additional amounts paid to the sellers of $250,000 and $150,000, respectively, based upon a future results of operations earn-out agreement and a revenue based earnout agreement, respectively. The aforementioned purchase price for Fastcash Ltd. ("FCL") excludes potential contingent payments to the sellers of $2.8 million based on profitability. Any amounts paid under the earn-out contingencies will be recorded as additional consideration for the acquisition when the contingency is resolved.

Due to the rapid growth of the Company, period-to-period comparisons of financial data are not necessarily indicative of the results for subsequent periods and should not be relied upon as an indicator of the future performance of the Company.


Critical Accounting Principles and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting  policies  that affect the more  significant  judgments and estimates used in the preparation of its financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Companyevaluates these estimates, including those related to revenue recognition, loss reserves, intangible assets and income taxes. The Company states these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. The estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

Revenue generally is recognized when services for the customer have been provided which, in the case of check cashing and other retail products, is at the point of sale. For the Cash 'Til Payday(R) unsecured short-term loan service, all revenues are recognized ratably over the life of the loan offset by net writeoffs.

Loss Reserves

The Company acts as a servicer for County Bank of Rehoboth Beach, Delaware, marketing unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of 7 to 23 days. Under this program, the Company earns servicing fees which are subject to reduction if the related loans are not collected. The Company maintains a reserve for these estimated reductions. In addition, the Company maintains a reserve for anticipated losses for loans it makes directly. In order to estimate the appropriate level of these reserves, the Company analyzes the amount of outstanding loans owed to the Company, as well as loans owed to banks and serviced by the Company, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods.

Intangible Assets

The Company has significant intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. The Company's assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

Results of Operations

The following table sets forth the Company's results of operations as a percentage of revenues for the indicated periods:

                                                                               Year ended June 30,
                                                                           ----------------------------
                                                                             2000     2001     2002
                                                                           ----------------------------
Statement of Operations Data:
Revenues:
    Revenues from check cashing...........................................   58.7%    54.1%    51.9%
    Revenues from consumer lending, net...................................   21.0     29.9     34.6
    Revenues from money transfer fees.....................................    4.8      4.8      5.0
    Revenues from government services.....................................    3.8      2.2      0.9
    Other revenues........................................................   11.7      9.0      7.6
                                                                           ----------------------------
Total revenues............................................................  100.0    100.0    100.0

Store and regional expenses:
    Salaries and benefits.................................................   28.4     29.4     32.3
    Occupancy.............................................................    7.7      8.6      9.0
    Depreciation..........................................................    2.8      3.0      3.2
    Other.................................................................   22.0     23.2     22.9
                                                                           ----------------------------
Total store and regional expenses.........................................   60.9     64.2     67.4

Establishment of reserves for new consumer lending arrangements...........      -        -      1.1
Corporate expenses........................................................   12.6     11.5     12.1
Loss on store closings and sales..........................................    0.2      0.5      0.6
Goodwill amortization.....................................................    3.3      2.4        -
Other depreciation and amortization.......................................    1.0      1.0      1.3
Interest expense..........................................................   10.5     10.4      9.3
Other non-recurring items.................................................    0.9        -      0.2
                                                                           ----------------------------
Income before income taxes................................................   10.6     10.0      8.0
Income tax provision......................................................    7.3      6.6      5.0
                                                                           ----------------------------
Net income................................................................    3.3%     3.4%     3.0%
                                                                           ============================

The following chart presents a summary of the Company's consumer lending revenues for the periods indicated below:

                                                                   Consumer Lending Revenue
                                              -------------------------------------------------------------------
                                                                 For the Years Ended June 30,
                                              -------------------------------------------------------------------
                                                  1998         1999         2000         2001          2002
                                              -------------------------------------------------------------------
                                                                       (in thousands)

Servicing revenues...........................       $5,489      $13,814      $22,692       $41,920       $44,765
Company originated domestic revenues.........          738          824          905         1,513         2,282
Company originated foreign revenues..........        1,221        3,921       11,190        14,934        22,752
                                              -------------------------------------------------------------------

Total consumer lending revenues, net.........       $7,448      $18,559      $34,787       $58,367       $69,799
                                              ===================================================================

Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001

Total revenues were $202.0 million for the year ended June 30, 2002, as compared to $195.5 million for the year ended June 30, 2001, an increase of $6.5 million, or 3.3%. Comparable retail store, franchised store and document transmitter sales increased $2.4 million, or 1.3%. The entities acquired during fiscal 2001 (collectively referred to hereafter as the "Acquisitions") and new store openings accounted for an increase of $10.0 million. Partially offsetting this increase, however, was a decline in revenues from closed stores and the termination of the State of New York government contract during fiscal year 2001, for $3.1 million and $2.8 million, respectively.

The increase in total revenues resulted from an increase in consumer lending revenues of $11.4 million, or 19.5%. The increase in consumer lending revenues was primarily a result of a $7.9 million, or 53%, increase in foreign operations and a $2.2 million revenue increase in the Company's subsidiary Money Mart(R) Express (formerly known as moneymart.com(TM)). The balance of the increase in consumer lending revenues, $1.3 million, is attributed to other domestic operations. These increases were partially offset by a $2.5 million decrease in revenues from government services as a result of the termination of the distribution of government benefits in the State of New York and a $2.4 million decrease in other revenues.

During fiscal 2002, the Company provided for the establishment of reserves for new consumer lending arrangements of $2.2 million. Effective June 13, 2002, the Company entered into an agreement with County Bank of Rehoboth Beach, Delaware ("County"), a federally insured depository institution. The Company acts as a servicer for County, marketing unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of 7 to 23 days. Under this program, the Company earns servicing fees which are subject to reduction if the related loans are not collected. The bank originated approximately $15 million of loans through the Company's locations and document transmitters during the fiscal year ended June 30, 2002. In addition, the Company provided additional reserves for the loans it originates due to the expansion of the program.

Store and regional expenses were $136.1 million for the year ended June 30, 2002 as compared to $125.5 million for the year ended June 30, 2001, an increase of $10.6 million, or 8.4%. The full year effect of the Acquisitions in fiscal year 2001 resulted in an increase in store and regional expenses of $1.0 million and new store openings accounted for an increase of $6.0 million. Also, store and regional expenses increased $1.3 million due to salaries and benefits from the foreign subsidiaries, commensurate with the growth in those operations. In addition, $2.5 million of the increase in store and regional expenses resulted from an increase in salaries and benefits due to the continued growth of the Money Mart(R) Express business and the centralized collection division in fiscal year 2002. Store and regional expenses as a percentage of revenues increased from 64.2% in the year ended June 30, 2001 to 67.4% in the year ended June 30, 2002. Store and regional expenses as a percentage of revenues from the Company's foreign subsidiaries were 57.5% and 55.7% for 2001 and 2002, respectively.

Salaries and benefits were $65.3 million for the year ended June 30, 2002 as compared to $57.5 million for the year ended June 30, 2001, an increase of $7.8 million, or 13.6%. The Acquisitions accounted for an increase in salaries and benefits of $500,000 and new store openings accounted for $2.8 million. The Company's foreign subsidiaries accounted for an increase of $1.3 million in salaries and benefits. In addition, Money Mart(R) Express and centralized collection divisions accounted for an increase of $2.5 million due to increased growth. Salaries and benefits expenses as a percentage of revenues increased from 29.4% for the year ended June 30, 2001 to 32.3% for the year ended June 30, 2002.

Occupancy expense was $18.1 million for the year ended June 30, 2002 as compared to $16.9 million for the year ended June 30, 2001, an increase of $1.2 million, or 7.1%. The Acquisitions accounted for an increase of $200,000. In addition, occupancy expenses increased $1.1 million from new store openings during the year ended June 30, 2002. Occupancy expense as a percentage of revenues increased from 8.6% for the year ended June 30, 2001 to 9.0% for the year ended June 30, 2002.

Depreciation expense was $6.5 million for the year ended June 30, 2002, as compared to $5.8 million for the year ended June 30, 2001 an increase of $700,000, or 12.1%. The Acquisitions accounted for an increase of $100,000 and new store openings accounted for an increase of $500,000. Depreciation expense as a percentage of revenues increased to 3.2% for the year ended June 30, 2002 from 3.0% for the year ended June 30, 2001.

Other store and regional expenses were $46.2 million for the year ended June 30, 2002 as compared to $45.3 million for the year ended June 30, 2001, an increase of $900,000, or 2.0%. The Acquisitions and new store openings accounted for an increase in other store and regional expenses of $200,000 and $1.6 million respectively. In addition, costs associated with Money Mart(R) Express's independent document transmitters, increased during the fiscal year, due to the growth in that business. Stores closed during the fiscal year partially offset these increases. Other store and regional expenses consist of bank charges, armored security costs, net returned third party checks, cash shortages, cost of goods sold, advertising and other costs incurred by the stores.

Corporate expenses were $24.5 million for the year ended June 30, 2002 as compared to $22.5 million for the year ended June 30, 2001, an increase of $2.0 million, or 8.9%. This increase resulted from additional salaries and benefits associated with the growth of the foreign operations during fiscal year 2002. Corporate expenses as a percentage of revenues increased to 12.1% for the year ended June 30, 2002 from 11.5% for the year ended June 30, 2001.

Loss on store closings and sales were $1.2 million for the year ended June 30, 2002 compared to $900,000 for the year ended June 30, 2001. During fiscal year 2002, the Company decided to close certain underperforming stores. The Company anticipates closing certain of its unprofitable stores in fiscal 2003 and is currently evaluating the locations to be closed.

In June 2001,  the FASB issued  Statements  of  Financial  Accounting  Standards
("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company applied the new accounting rules beginning July 1, 2001.

Other depreciation and amortization expenses were $2.7 million for the year ended June 30, 2002, as compared to $2.0 million for the year ended June 30, 2001, an increase of $700,000, or 35%. This increase is attributable to additional capital expenditures made by the corporate office during fiscal year 2002. Other depreciation and amortization as a percentage of revenues increased to 1.3% for the year ended June 30, 2002 from 1.0% for the year ended June 30, 2001.

Interest expense was $18.7 million for the year ended June 30, 2002 as compared to $20.4 million for the year ended June 30, 2001, a decrease of $1.7 million, or 8.3%. This decrease was primarily attributable to the decrease in the average borrowing rates of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired stores and investments in technology.

During fiscal 2002, the Company expensed $0.3 million for planned acquisitions that were not consummated.

Year Ended June 30, 2001 Compared to the Year Ended June 30, 2000

Total revenues were $195.5 million for the year ended June 30, 2001 as compared to $165.8 million for the year ended June 30, 2000, an increase of $29.7 million, or 17.9%. Of this increase, $5.8 million resulted from the results of operations from the Acquisitions. In addition, revenues increased $5.7 million as a result of new store openings during fiscal 2001. Also, revenues from acquired stores and new stores opened during fiscal year 2000, which had a full year of revenues in fiscal year 2001, increased $9.3 million and $10.8 million, respectively. The change in foreign exchange rates accounted for a decrease of $5.4 million in total foreign revenue. For stores that were opened and owned by the Company during the entire period from July 1, 1999 through June 30, 2001, revenues increased by 2.8% or $3.6 million. After eliminating the impact in the devaluation of the foreign currencies, the comparable retail store sales increased $6.4 million or 4.9%. As a result of continued expansion of Loan Mart(R) stores, the addition of Money Mart(R) Express (formerly known as moneymart.com(TM)) agency locations and increased originations of Cash `Til Payday(R) loans, Cash `Til Payday(R) revenues, increased as a percentage of total revenues.

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

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings' common stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, fund Company originated short-term consumer loans and finance loan store expansion. For the years ended June 30, 2000, 2001 and 2002, the Company had net cash provided by operating activities of $16.8 million, $16.4 million and $14.5 million, respectively, for purchases of property and equipment related to existing stores, recently acquired stores, investments in technology and acquisitions. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $6.8 million during its fiscal year ending June 30, 2003, for remodeling and relocation of certain existing stores and for opening new stores.

The Company has $109.2 million of 10-7/8% senior notes due 2006 ("Notes") outstanding, which are registered under the Securities Act of 1933, as amended. The payment obligations under the Notes are jointly and severally guaranteed, on a full and unconditional basis, by each of the Company's existing subsidiaries (the "Guarantors"). There are no restrictions on the Company's and the guarantor subsidiaries' ability to obtain funds from their subsidiaries by dividend or by loan.

Subject to restrictions under the Company's existing credit facility ("Revolving Credit Facility") discussed below, the Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2001, at the following redemption prices (plus accrued and unpaid interest thereon, if any, to the date of redemption): during the twelve-month period beginning November 2001 - 105.438%; 2002 - 103.625%; 2003 - 101.813%; and 2004 - 100.000%. Upon the
occurrence of a change of control, as defined, each holder of Notes has the right to require the Company to repurchase all or any part of such holder's Notes at 101% of the aggregate principal amount thereof, plus accrued interest.

On May 31, 2002, the Company negotiated and executed an amendment and restatement to the Company's Revolving Credit Facility reducing the facility from $85 million to $80 million. The Company's borrowing capacity under the Revolving Credit Facility is limited to the total commitment less the letter of credit of $8 million, which secures the United Kingdom overdraft facility. At June 30, 2002 the Company's borrowing capacity was $72 million. The Company's restated Revolving Credit Facility also contains provisions for further reductions in the facility of $5 million within the earlier of (i) 180 days of the effective date of the agreement or (ii) the sale of certain assets. Additionally, the restated Revolving Credit Facility contains provisions for an additional reduction in the facility of $5 million during the period April 1 to December 14 of any calendar year following the (i) earlier of 180 days of the effective date of the agreement or (ii) the sale of certain assets. The borrowings under the Revolving Credit Facility were $62.3 million and $68.6 million as of June 30, 2001 and 2002, respectively. Issuance costs associated with the Revolving Credit Facility paid during fiscal 2001 and 2002 were $200,000 and $600,000, respectively.

At June 30, 2002 the Company's amended Revolving Credit Facility contained other provisions limiting the total outstanding short-term loans made by the Company to $15 million. At June 30, 2002 the Company had short-term loans outstanding in excess of the maximum amount. The Company's lenders waived that requirement as of June 30, 2002 and increased the allowable short-term loans to $19 million through the earlier of (i) November 29, 2002 or (ii) the sale of certain assets. If the sale of these certain assets is consummated prior to November 29, 2002, the total outstanding short-term loans is limited to $12 million for 30 calendar days upon which the limit is lowered to $10 million thereafter. The Company believes that through the sale of loans and management of originations and extensions, it will reduce short-term loans outstanding to the required amounts within the period specified and will remain in compliance with its debt covenants throughout fiscal 2003.

Amounts  outstanding under the Revolving Credit Facility bear interest at either
(i) the higher of (a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 2.25% at June 30, 2002, (ii) the LIBOR Rate (as defined therein) plus 3.50% at June 30, 2002, or (iii) the one day Eurodollar Rate (as defined therein) plus 3.50% at June 30, 2002, determined at the Company's option. Amounts outstanding under the Revolving Credit Facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the Revolving Credit Facility are guaranteed by each of the Company's direct and indirect subsidiaries.

Also, the Company has $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes"), which were used to (i) fund the Company's repurchase obligations in connection with its Notes, and (ii) to finance acquisitions of the Company.

The Company has a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility provides for a commitment of up to approximately $4.8 million, of which $200,000 and $4.8 million were outstanding as of June 30, 2001 and 2002, respectively. Amounts outstanding under the facility bear interest at a rate of Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance. For the Company's UK operations, the Company also has a British pound overdraft facility which provides for a commitment of up to approximately $7.7 million, of which $5.3 million and $5.5 million was outstanding as of June 30, 2001 and June 30, 2002, respectively. Amounts outstanding under the facility bear interest at a rate of the LIBOR Rate plus 1.25% and 1.00% at June 30, 2001 and 2002, respectively. The overdraft facility is secured by an $8.0 million letter of credit issued by Wells Fargo Bank under the revolving credit facility.

The Senior Notes, Revolving Credit Facility and the Senior Subordinated Notes contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below (for further information regarding the Company's contractual obligations refer to Footnotes 6 and 9 of the Consolidated Financial Statements, herein.):

                                                                    Payments Due by Period
                                        -------------------------------------------------------------------------------
                                                         Less than                                            After
                                           Total           1 Year        1 - 3 Years       4 - 5 Years       5 Years
                                        ------------    -------------    -------------     -------------    -----------

Revolving credit facilities..........   $   78,936      $   10,336       $    68,600       $         -      $       -
Long-term debt
   10 7/8% Senior Notes due
    November 15, 2006................      109,190               -                 -           109,190              -
   10 7/8% Senior Subordinated
    Notes due December 31, 2006......       20,000               -                 -            20,000              -
Operating Leases.....................       51,397          14,492            20,999             7,800          8,106
Other................................           65              65                 -                 -              -
                                        ------------    -------------    -------------     -------------    -----------

Total contractual cash obligations...   $  259,588      $   24,893       $    89,599       $   136,990      $   8,106
                                        ============    =============    =============     =============    ===========


The Company is highly leveraged, and borrowings under the Revolving Credit Facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the Revolving Credit Facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company, the anticipated benefits it expects from operating efficiencies and sales of certain assets. Additional revenue growth is expected to be generated by increased check cashing revenues, growth in the consumer lending loan business, the maturity of recently opened stores and the continued expansion of new stores. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

Income Taxes

The Company's effective tax rates for fiscal 2000, 2001 and 2002 were 69.0%, 65.8% and 62.8%, respectively. The effective rate differs from the federal statutory rate of 35% due to state taxes, foreign taxes and for fiscal 2000 and 2001 nondeductible goodwill amortization which resulted from the June 30, 1994 acquisition of the Company and several subsequent acquisitions.

Seasonality and Quarterly Fluctuations

The Company's business is seasonal due to the impact of several tax-related services, including cashing tax refund checks. Historically, the Company has generally experienced its highest revenues and earnings during its third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of the Company's business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with the addition of new stores.

Impact of Inflation

The Company believes that the results of its operations are not dependent upon the levels of inflation.

Pending Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 will be effective for the Company on July 1, 2002, and management is currently reviewing and evaluating the effects this statement will have, if any, on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4 "Reporting Gains and Losses for Extinguishment of Debt. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The effect of this statement on the Company's financial statements would be the reclassification of extraordinary loss on early extinguishment of debt to continuing operations; however, this will have no effect on the Company's net income. The Company will adopt this provision as of July 1, 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Generally

In the operations of its subsidiaries and the reporting of its consolidated financial results, the Company is affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to:
        o interest rates on debt
        o foreign exchange rates generating translation gains and losses.

The Company and its subsidiaries have no market risk sensitive instruments entered into for "trading purposes," as such term is defined by generally accepted accounting principles. Information contained herein relates only to instruments entered into for purposes other than trading.

Interest Rates

The Company's outstanding indebtedness, and related interest rate risk, is managed centrally by the office of the Chief Financial Officer of the Company by implementing the financing strategies approved by the Company's Board of Directors. The Company's debt consists of fixed-rate senior notes and senior subordinated notes. The Company's revolving credit facility and overdraft credit facilities carry a variable rate of interest. Precautions have been taken should variable rates of interest fluctuate. An interest rate cap with a notional value of $20 million has been purchased to protect the Company against increases in interest rates. As most of the Company's average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Foreign Exchange Rates

Operations in the UK and Canada have exposed the Company to shifts in currency valuations and precautions have been taken should exchange rates shift. For the UK and Canada subsidiaries, put options with a notional value of 8.0 million British Pounds and 36.0 million Canadian Dollars, respectively, were purchased to protect quarterly earnings in the UK and Canada against foreign exchange fluctuations. Each contract had a strike price of initially 5% out of the money at the date of acquisition, and each contract expired at June 28, 2002. Out of the money put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. The Company has evaluated the effectiveness and suitability of the strategy and has temporarily suspended purchasing additional contracts.

The Canadian and the UK operations constitute approximately 108.8% and 31.4%, respectively of the Company's fiscal year 2002 consolidated pre-tax earnings. As currency exchange rates change, translation of the financial results of the Canadian and United Kingdom operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments decreasing the Company's net assets by $4.3 million.

The Company estimated that a 10% change in foreign exchange rates by itself would impact reported pre-tax earnings from continuing operations by approximately $2.3 million and $1.4 million for the years ended June 30, 2002 and 2001, respectively. Such impact represents nearly 14.0% and 7.1% of the Company's consolidated pre-tax earnings for fiscal years 2002 and 2001, respectively.

Item 8. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DFG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dollar Financial Group, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Group, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
September 30, 2002


                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                                                        June 30,
                                                                        ------------------------------------------
                                                                               2001                     2002
                                                                        ------------------------------------------
Assets
Cash and cash equivalents..............................................     $         72,452         $     86,633
Loans and other receivables, net.......................................               23,770               20,542
Prepaid expenses.......................................................                6,517                6,745
Notes receivable--officers..............................................               2,756                2,756
Due from parent........................................................                2,596                3,606
Property and equipment, net of accumulated
    depreciation of $21,666 and $30,119 ...............................               29,140               30,510
Goodwill and other intangibles, net of accumulated
    amortization of $23,863 and $21,070................................              129,555              132,264
Debt issuance costs, net of accumulated
    amortization of $4,642 and $6,153..................................                7,232                6,292
Other..................................................................                2,154                1,964
                                                                              ------------------------------------
                                                                            $        276,172         $    291,312
                                                                              ====================================

Liabilities and shareholder's equity
Accounts payable.......................................................     $         18,325         $     18,249
Income taxes payable...................................................                6,782                1,831
Accrued expenses.......................................................                8,804                7,932
Accrued interest payable...............................................                1,573                1,539
Deferred tax liability.................................................                  928                   55
Revolving credit facilities............................................               67,824               78,936
10-7/8% Senior Notes due 2006..........................................              109,190              109,190
Subordinated notes payable and other...................................               20,122               20,065
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares authorized;
       100 shares issued and outstanding at June 30, 2001
       and 2002........................................................                    -                    -
    Additional paid-in capital.........................................               50,957               50,957
    Retained earnings..................................................                  866                6,903
    Accumulated other comprehensive loss...............................               (9,199)              (4,345)
                                                                              ------------------------------------
Total shareholder's equity.............................................               42,624               53,515
                                                                              ------------------------------------
                                                                            $        276,172         $    291,312
                                                                              ====================================

                             See accompanying notes.



                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                              Year ended June 30,
                                                                 -----------------------------------------------
                                                                      2000           2001            2002
                                                                 -----------------------------------------------

Revenues.....................................................    $      165,753 $      195,499 $        201,976

Store and regional expenses:
    Salaries and benefits....................................            47,058         57,453           65,295
    Occupancy................................................            12,800         16,881           18,087
    Depreciation.............................................             4,683          5,829            6,522
    Other....................................................            36,503         45,321           46,238
                                                                 -----------------------------------------------
Total store and regional expenses............................           101,044        125,484          136,142

Establishment of reserves for new consumer lending
     arrangements............................................                 -              -            2,244
Corporate expenses...........................................            20,864         22,500           24,516
Loss on store closings and sales.............................               249            926            1,154
Goodwill amortization........................................             5,564          4,710                -
Other depreciation and amortization..........................             1,620          1,952            2,709
Interest expense, net of interest income of $374,
    $470 and $254............................................            17,491         20,361           18,694
Other non-recurring items....................................             1,478              -              281
                                                                 -----------------------------------------------
Income before income taxes...................................            17,443         19,566           16,236
Income tax provision.........................................            12,043         12,876           10,199
                                                                 -----------------------------------------------

Net income...................................................    $        5,400 $        6,690 $          6,037
                                                                 ===============================================


                             See accompanying notes.


                          DOLLAR FINANCIAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (In thousands, except share data)



                                                                    (Accumulated    Accumulated
                                    Common Stock        Additional     Deficit)         Other           Total
                                ----------------------  Paid-in       Retained     Comprehensive   Shareholder's
                                  Shares     Amount     Capital       Earnings          Loss           Equity
                                ----------------------------------------------------------------------------------
Balance, June 30, 1999........       100   $        -  $    50,824  $    (11,224)  $       (3,266)   $     36,334
Comprehensive income
     Translation adjustment
         for the year ended
         June 30, 2000........                                                             (2,272)         (2,272)
     Net income for the
year ended June 30, 2000......                                             5,400                            5,400
                                                                                                   ---------------
Total comprehensive income....                                                                              3,128
     Noncash compensation.....                                 133                                            133
                                ----------------------------------------------------------------------------------
Balance, June 30, 2000........       100            -       50,957        (5,824)          (5,538)         39,595
                                ----------------------------------------------------------------------------------
Comprehensive income..........
     Translation adjustment
         for the year ended
         June 30, 2001........                                                             (3,661)         (3,661)
     Net income for the
year ended June 30, 2001......                                             6,690                            6,690
                                                                                                   ---------------
Total comprehensive income....                                                                              3,029
                                ----------------------------------------------------------------------------------
Balance, June 30, 2001........       100            -       50,957           866           (9,199)         42,624
                                ----------------------------------------------------------------------------------
   Comprehensive income.......
     Translation adjustment
         for the year ended
         June 30, 2002........                                                              4,854           4,854
     Net income for the
year ended June 30, 2002......                                             6,037                            6,037
                                                                                                   ---------------
Total comprehensive income....                                                                             10,891
                                ----------------------------------------------------------------------------------
Balance, June 30, 2002........       100   $        -  $   50,957   $      6,903   $       (4,345)   $     53,515
                                ==================================================================================

                             See accompanying notes.


                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Year ended June 30,
                                                                            ------------------------------------------
                                                                                2000         2001          2002
                                                                            ------------------------------------------
Cash flows from operating activities:
Net income...............................................................   $    5,400   $    6,690  $     6,037
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization.....................................       13,120       13,948       10,740
       Loss on store closings and sales..................................          249          926        1,154
       Establishment of reserves for new consumer lending arrangements...            -            -        2,244
       Noncash recapitalization costs....................................          133            -            -
       Deferred tax (benefit) provision..................................         (837)       1,687         (873)
       Change in assets and liabilities (net of effect of acquisitions):
          (Increase) decrease in loans and other receivables.............         (417)     (10,665)       1,587
          (Increase) decrease in prepaid expenses and other..............       (2,760)        (338)         260
          Increase (decrease) in accounts payable, income taxes payable,
             accrued expenses and accrued interest payable...............        1,904        4,194       (6,696)
                                                                            ------------------------------------------
Net cash provided by operating activities................................       16,792       16,442       14,453

Cash flows from investing activities:
Acquisitions, net of cash acquired.......................................      (30,586)     (20,346)         (45)
Gross proceeds from sales of property and equipment......................            -          110            -
Additions to property and equipment......................................      (13,940)     (12,129)     (10,063)
                                                                            ------------------------------------------
Net cash used in investing activities....................................      (44,526)     (32,365)     (10,108)

Cash flows from financing activities:
Other debt payments......................................................       (1,020)        (284)         (64)
Repayment of advance from money transfer agent...........................       (1,000)      (1,000)           -
Net increase in revolving credit facilities..............................       37,416       18,246       11,112
Proceeds from long-term debt.............................................        1,893            -            -
Payments of debt issuance costs..........................................         (463)        (244)        (571)
Advances to officers.....................................................          (64)           -            -
Net increase in due from parent..........................................       (1,456)      (1,116)      (1,068)
                                                                            ------------------------------------------
Net cash provided by financing activities................................       35,306       15,602        9,409
Effect of exchange rate changes on cash and cash equivalents.............          (66)        (515)         427
                                                                            ------------------------------------------
Net increase (decrease) in cash and cash equivalents.....................        7,506         (836)      14,181
Cash and cash equivalents at beginning of year...........................       65,782       73,288       72,452
                                                                            ------------------------------------------
Cash and cash equivalents at end of year.................................   $   73,288   $   72,452  $    86,633
                                                                            ==========================================

Supplemental disclosures of cash flow information
Interest paid............................................................   $   18,031   $   19,410  $    17,472
Income taxes paid........................................................   $   12,957   $    4,800  $    16,035

Supplemental schedule of noncash investing and financial activities:
Noncash recapitalization costs...........................................   $      133   $        -  $         -

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

1. Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company. Holdings has no employees or operating activities.

The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,018 locations (of which 641 are Company-owned) operating as Money Mart(R), The Money Shop and Loan Mart(R) in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary Money Mart(R) Express (formerly known as moneymart.com(TM)), services and originates short-term consumer loans through 656 independent document transmitters in 17 states.

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

Revenue recognition

Revenue generally is recognized when services for the customer have been provided which, in the case of check cashing and other retail products, is at the point of sale. For the Cash `Til Payday(R) unsecured short-term loans, origination and servicing fees are recognized ratably over the life of the loan offset by net writeoffs.

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

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Intangible Assets
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001 and as a result has not amortized goodwill for the twelve month period ended June 30, 2002. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any (see Note 8). The Company has completed the transitional goodwill impairment test and the annual impairment test and determined that a charge was not required.

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

Loss Reserves

The Company acts as a servicer for County Bank of Rehoboth Beach, Delaware, marketing unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of 7 to 23 days. Under this program, the Company earns servicing fees which are subject to reduction if the related loans are not collected. The Company maintains a reserve for these estimated reductions. In addition, the Company maintains a reserve for anticipated losses for loans it originates. In order to estimate the appropriate level of these reserves, the Company analyzes the amount of outstanding loans serviced and originated by the Company, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods.


Returned Checks

The Company charges operations for losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received. The net expense for bad checks included in other store expenses in the accompanying consolidated statements of operations was $5,769,000, $8,186,000 and $7,063,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Income Taxes

The Company uses the liability method to account for income taxes. Accordingly, deferred income taxes have been determined by applying current tax rates to temporary differences between the amount of assets and liabilities determined for income tax and financial reporting purposes.

The Company and its subsidiaries file a consolidated federal income tax return with Holdings but calculate its tax provision as if it were on a stand-alone basis.

Deferred Acquisition Costs

The Company defers certain costs incurred associated with potential acquisitions. In the event that the acquisition is not consummated, these costs are expensed directly. Deferred acquisition costs charged to expense were $1.4 million, $0 and $0.3 million for the years ended June 30, 2000, 2001 and 2002, respectively and are included under the caption other non-recurring items on the Statements of Operations. The costs associated with completed acquisitions are capitalized as part of the purchase price.

Employees' Retirement Plan

Retirement benefits are provided to substantially all full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee's contribution, up to 8% of the employee's compensation. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $420,000, $545,000 and $614,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $4,842,000, $6,061,000 and $5,844,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

Fair Value of Financial Instruments

The carrying values of the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company's Senior Notes is based on quoted market prices and the fair value of the Senior Subordinated Notes is based on the value of the Senior Notes (see
Note 6). The Company's other financial instruments consist of cash and cash equivalents, loan and other receivables and notes receivable. Because these are short term in nature, their fair value approximates their carrying value.

Foreign Currency Translation and Transactions

The Company operates check cashing and financial services outlets in Canada and the United Kingdom. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with accounting principles generally accepted in the United States. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are included in results of operations.

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Franchise Fees and Royalties

The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. Initial franchise fees included in revenues were $195,000, $216,000 and $59,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

Pending Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 became effective for the Company on July 1, 2002, and management is currently reviewing and evaluating the effects this statement will have, if any, on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4 "Reporting Gains and Losses for Extinguishment of Debt. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The effect of this statement on the Company's financial statements would be the reclassification of extraordinary loss on early extinguishment of debt to continuing operations; however, this will have no effect on the Company's net income. The Company will adopt this provision as of July 1, 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

3. DFG Holdings, Inc.

As discussed in Note 1, the Company is a wholly-owned subsidiary of Holdings. The activities of Holdings consist primarily of its investment in the Company and the issuance of $120.6 million aggregate principal amount of 13% Senior Discount Notes.

Common Stock

Holdings has 100,000 shares authorized; of which 19,864.93 shares were issued and outstanding (106.71 are held in treasury) at June 30, 2002.

                          DOLLAR FINANCIAL GROUP, INC.

3. DFG Holdings, Inc. (continued)

Dividends

Under the terms of the Company's Revolving Credit Facility discussed in Note 6, the Company is permitted to declare, pay, or make cash dividends to Holdings under certain circumstances. The Revolving Credit Facility permits the Company to remit cash to Holdings for the payment of certain of Holdings' expenses. At June 30, 2001 and 2002 Holdings owed the Company $2.6 million and $3.6 million, respectively for such advances.

Stock Options

Holdings Stock Incentive Plan (the "Plan") states that 1,413.32 shares of Holdings' common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of Holdings' Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights ("SAR") may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the Plan shall be subject to adjustment as specified in the Plan provisions. No options may be granted after February 15, 2009. No options were granted under the Plan during the year ended June 30, 2000. During the year ended June 30, 2001, 218 nonqualified stock options were granted under the plan at an exercise price of $7,250, the estimated fair market value of the common stock on the date of grant. Forty-five options with an exercise price of $3,225 were forfeited during the year ended June 30, 2001. No options were granted during the fiscal year ended June 30, 2002. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date and have a term of ten years from the date of issuance. At June 30, 2002 there were 1,082 options outstanding, of which 628.03 were exercisable.

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

4. Acquisitions

The acquired entities described below ("Acquisitions") were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statements of operations for the periods in which they were owned by the Company. The total purchase price for each acquisition has been allocated to assets acquired and liabilities assumed based on estimated fair values.

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

                          DOLLAR FINANCIAL GROUP, INC.

4. Acquisitions (continued)

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

On February 10, 2000, the Company purchased substantially all of the assets of CheckStop, Inc. ("CheckStop"), which was a short-term loan business operating through 150 independent document transmitters in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. Additional consideration of $250,000 was subsequently paid based upon a future results of operations earn-out agreement.

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

On August 28, 2000, the Company purchased substantially all of the assets of Ram-Dur Enterprises, Inc. d/b/a AAA Check Cashing Centers ("AAA"), which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million.

On December 5, 2000, the Company purchased all of the outstanding shares of Fastcash Ltd. ("FCL"), which operated 13 company owned stores and 27 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $3.1 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. The agreement also includes a maximum potential contingent payment to the sellers of $2.8 million based on levels of profitability.

The following unaudited pro forma information for the year ended 2001 presents the results of operations as if the Acquisitions had occurred on July 1, 2000. The pro forma operating results include the results of operations for these acquisitions for the indicated periods and reflect the amortization of intangible assets arising from the acquisitions and increased interest expense on acquisition debt. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                Year ended June 30,
                                                   (Unaudited)
                                             --------------------------
                                                       2001
                                             --------------------------
                                                (dollars in thousands)
Total revenue.............................           $ 197,084
Net income................................           $   6,874

During fiscal year 2000, the Company was in negotiations to acquire Direct General Corporation. Upon receipt of Direct General's June 30, 2000 results, the planned acquisition was terminated. As a result, the Company incurred a charge of $1.4 million for previously deferred costs associated with the acquisition.

5. Property and Equipment

Property and equipment at June 30, 2001 and 2002 consist of (in thousands):

                                                        June 30,
                                             --------------------------------
                                                  2001            2002
                                             --------------------------------
Land and buildings.......................    $           135 $           146
Leasehold improvements...................             14,953          17,874
Equipment and furniture..................             35,718          42,609
                                             --------------------------------
                                                      50,806          60,629
Less accumulated depreciation............             21,666          30,119
                                             --------------------------------
Total property and equipment.............    $        29,140 $        30,510
                                             ================================

Depreciation expense amounted to $5,898,000, $7,497,000 and $8,835,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

6. Debt

The Company has debt obligations at June 30, 2001 and 2002 as follows (in thousands):

                                                                           June 30,
                                                                  ---------------------------
                                                                      2001         2002
                                                                  ---------------------------
Revolving credit facility;  interest at one-day  Eurodollar,  as defined,  plus  2.75%  and  3.50% at June 30,  2001 and 2002, respectively  (6.56%  and  5.31% at June 30,  2001 and  2002,
   respectively)  of  the  outstanding  daily  balances  payable monthly;  principal  due in full on June 30,  2004;  weighted average  interest rate of 8.55% and 5.14% for the years ended
   June 30, 2001 and 2002,  respectively........................    $     62,300 $    68,600
Canadian overdraft credit facility;  interest at Canadian prime, as defined,  plus 0.50% (6.25% and 4.25% at June 30, 2001 and
   2002, respectively) of the outstanding daily balances payable monthly;  weighted  average  interest rate of 7.18% and 4.56%
   for the years ended June 30, 2001 and 2002,  respectively....             249       4,791
United Kingdom overdraft  facility;  interest at the LIBOR Rate, as  defined,  plus 1.25% and 1.00% at June 30, 2001 and 2002, respectively  (7.25%  and  5.00% at June 30,  2001 and  2002,
   respectively)  of  the  outstanding  daily  balances  payable quarterly;  weighted average interest rate of 6.82% and 5.32%
   for the years ended June 30, 2001 and 2002,  respectively....           5,275       5,545
10-7/8% Senior Notes due November  15,  2006;  interest  payable semiannually  on May 15 and November 15,  commencing  May 15,
   1997........................................................          109,190     109,190
10-7/8%  Senior   Subordinated  Notes  due  December  31,  2006;
   interest  payable  semiannually  on June 30 and  December 30,
   commencing  June 30,  1999...................................          20,000      20,000
 Other..........................................................             122          65
                                                                 ----------------------------
                                                                    $    197,136 $   208,191
                                                                 ============================

                          DOLLAR FINANCIAL GROUP, INC.

6. Debt (continued)

The Company has $109.2 million of 10-7/8% senior notes due 2006 (the "Notes"), which are registered under the Securities Act of 1933, as amended. The payment obligations under the Notes are jointly and severally guaranteed, on a full and unconditional basis, by each of the Company's existing subsidiaries (the "Guarantors"). There are no restrictions on the Company's and the guarantor subsidiaries' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they would not be material to investors.

Subject to restrictions under the Company's existing credit facility ("Revolving Credit Facility") discussed below, the Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2001, at the following redemption prices (plus accrued and unpaid interest thereon, if any, to the date of redemption): during the twelve-month period beginning November 2001 - 105.438%; 2002 - 103.625%; 2003 - 101.813%; and 2004 - 100.000%. Upon the
occurrence of a change of control, as defined, each holder of Notes has the right to require the Company to repurchase all or any part of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase.

On May 31, 2002, the Company negotiated and executed an amendment and restatement to the Company's Revolving Credit Facility reducing the facility from $85 million to $80 million. The Company's borrowing capacity under the Revolving Credit Facility is limited to the total commitment less the letter of credit of $8 million, which secures the United Kingdom overdraft facility. At June 30, 2002 the Company's borrowing capacity was $72 million. The Company's restated Revolving Credit Facility also contains provisions for further reductions in the facility of $5 million within the earlier of (i) 180 days of the effective date of the agreement or (ii) the sale of certain assets. Additionally, the restated Revolving Credit Facility contains provisions for an additional reduction in the facility of $5 million during the period April 1 to December 14 of any calendar year following the (i) earlier of 180 days of the effective date of the agreement or (ii) the sale of certain assets. The borrowings under the Revolving Credit Facility were $62.3 million and $68.6 million as of June 30, 2001 and 2002, respectively. Issuance costs associated with the Revolving Credit Facility paid during fiscal 2001 and 2002 were $200,000 and $600,000, respectively.

At June 30, 2002 the Company's amended Revolving Credit Facility contained other provisions limiting the total outstanding short-term loans made by the Company to $15 million. At June 30, 2002 the Company had short-term loans outstanding in excess of the maximum amount. The Company's lenders waived that requirement as of June 30, 2002 and increased the allowable short-term loans to $19 million through the earlier of (i) November 29, 2002 or (ii) the sale of certain assets. If the sale of these certain assets is consummated prior to November 29, 2002, the total outstanding short-term loans is limited to $12 million for 30 calendar days upon which the limit is lowered to $10 million thereafter. The Company believes that through the sale of loans and management of originations and extensions, it will reduce short-term loans outstanding to the required amounts within the period specified and will remain in compliance with its debt covenants throughout fiscal 2003.

Amounts  outstanding under the Revolving Credit Facility bear interest at either
(i) the higher of (a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 2.25% at June 30, 2002, (ii) the LIBOR Rate (as defined therein) plus 3.50% at June 30, 2002, or (iii) the one day Eurodollar Rate (as defined therein) plus 3.50% at June 30, 2002, determined at the Company's option. Amounts outstanding under the Revolving Credit Facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the Revolving Credit Facility are guaranteed by each of the Company's direct and indirect subsidiaries.

Also, the Company has $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes").

                          DOLLAR FINANCIAL GROUP, INC.

6. Debt (continued)

The Notes, the Revolving Credit Facility and the Senior Subordinated Notes contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings.

In connection with the Company's Canadian subsidiary, the Company established a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility, which has no stated maturity date, provides for a commitment of up to approximately $4.8 million of which $200,000 and $4.8 million were outstanding as of June 30, 2001 and 2002, respectively. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance. The Company's United Kingdom operations also has a British pound overdraft facility that bears interest at 1.25% and 1.00% for the years ended June 30, 2001 an 2002, respectively, over the LIBOR Rate and which provides for a commitment of approximately $7.7 million of which $5.3 million and $5.5 million was outstanding as of June 30, 2001 and June 30, 2002, respectively. The overdraft facility is secured by an $8.0 million letter of credit issued by Wells Fargo Bank under the Revolving Credit Facility.

The fair market value of the Company's 10 7/8% Senior Notes and the Company's 10 7/8% Senior Subordinated Notes due 2006 at June 30, 2001 and 2002 was approximately $125,314,300 and $113,687,200 based on quoted market prices.

Interest of $19,410,000 and $17,472,000 was paid for the years ended June 30, 2001 and 2002, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

7. Income Taxes

The provision for income taxes for the years ended June 30, 2000, 2001 and 2002 consists of the following (in thousands):


                                                         Year ended June 30,
                                          --------------------------------------------------
                                                2000            2001             2002
                                          --------------------------------------------------
Federal:
    Current.........................          $  7,048         $  3,620         $    694
    Deferred........................              (540)           1,125             (430)
                                         --------------------------------------------------
                                                 6,508            4,745              264

Foreign taxes:
    Current.........................             4,797            7,557            9,550
    Deferred........................                 -             (192)             (74)
                                         --------------------------------------------------
                                                 4,797            7,365            9,476

State:
    Current.........................               833              721              386
    Deferred........................               (95)              45               73
                                         --------------------------------------------------
                                                   738              766              459
                                         --------------------------------------------------
                                              $ 12,043         $ 12,876         $ 10,199
                                         ==================================================



The significant components of the Company's deferred tax assets and liabilities at June 30, 2001 and 2002 are as follows (in thousands):

                                                                        June 30,
                                                           -----------------------------------
                                                                 2001               2002
                                                           ------------------------------------
Deferred tax assets:
   Loss reserves.......................................               $    -       $   995
   Foreign withholding taxes...........................                  605            94
   Depreciation........................................                1,243         1,914
   Accrued compensation................................                  361           328
   Reserve for store closings..........................                  299           122
   Foreign tax credits.................................                  230           230
   Other accrued expenses..............................                  180           535
   Other...............................................                  179            36
                                                           ----------------------------------
                                                                       3,097         4,254
Deferred tax liabilities:
   Amortization and other temporary differences........                4,025         4,309
                                                           ----------------------------------
Net deferred tax asset (liability).....................               $ (928)      $   (55)
                                                           ==================================

                          DOLLAR FINANCIAL GROUP, INC.

7. Income Taxes (continued)
The Company did not record any valuation allowances against deferred tax assets at June 30, 2001 or June 30, 2002. Although realization is not assured, management has determined, based on the Company's history of earnings and its expectation for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize its deferred tax assets.

A reconciliation of the provision for income taxes with amounts determined by applying the federal statutory tax rate to income (loss) before income taxes is as follows (in thousands):

                                                                      Year ended June 30,
                                                           ------------------------------------------
                                                               2000         2001          2002
                                                           ------------------------------------------
Tax provision at federal statutory rate...............        $  6,105       $  6,848   $  5,682
Add (deduct):
    State tax provision, net of federal tax benefit...             655            498        299
    Foreign taxes.....................................           2,304          2,323      1,673
    US tax on foreign earnings........................           1,745          3,189      2,370
    Amortization of nondeductible intangible assets...           1,062             93          -
    Other permanent differences.......................             172            (75)       175
                                                           ------------------------------------------
Tax provision at effective tax rate...................        $ 12,043        $12,876    $10,199
                                                           ==========================================


Foreign, federal and state income taxes of approximately $12,957,000, $4,800,000 and $16,035,000 were paid during the years ended June 30, 2000, 2001 and 2002, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

8.        GOODWILL AND OTHER INTANGIBLES

The Company has adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but is reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In accordance with the adoption provisions of SFAS No. 142, the Company has completed the transitional and annual impairment tests in fiscal 2002 and no impairment was noted. The Company will be required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the year ended June 30, 2002 was $221,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                                              Year                Amount
                                                       -------------------    ----------------
                                                              2003                    173,000
                                                              2004                     95,000
                                                              2005                     19,000
                                                              2006                          -
                                                              2007                          -

The following table reflects the components of intangible assets (in thousands):

                                                        June 30, 2001                         June 30, 2002
                                                ------------------------------       ---------------------------------
                                               Gross Carrying     Accumulated      Gross Carrying      Accumulated
                                                    Amount       Amortization           Amount         Amortization
                                                ------------- ----------------      --------------- ------------------
Non-amortized intangible assets:
      Cost in excess of net assets acquired    $    150,574      $     21,303       $   150,954         $   18,977

Amortized intangible assets:
      Covenants not to compete                        2,152             1,872             2,380             2,093
      Costs of contracts acquired                       692               688                 -                 -


The following table reflects the results of operations as if SFAS No. 142 had been adopted as of July 1, 1999 (in thousands):

                                                      Year Ended               Year Ended
                                                    June 30, 2000             June 30, 2001
                                               ---------------------       ------------------
Reported net income                                   $    5,400               $       6,690

Goodwill amortization, net of tax                          5,027                       3,947
                                                  ---------------           -----------------

Adjusted net income                                   $   10,427               $      10,637
                                                  ===============           =================

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9. Commitments

The Company occupies office and retail space and uses certain equipment under operating lease agreements. Rent expense amounted to $11,034,000, $14,320,000 and $15,265,000 for the years ended June 30, 2000, 2001 and 2002, respectively. Most leases contain standard renewal clauses.

Minimum obligations under noncancellable operating leases for the year ended June 30 are as follows (in thousands):

Year                                     Amount
                                     ---------------
2003.............................    $     14,492
2004.............................          12,225
2005.............................           8,774
2006.............................           4,817
2007.............................           2,983
Thereafter.......................           8,106
                                     ---------------
                                     $     51,397
                                     ===============

The Company anticipates closing certain of its unprofitable stores in fiscal 2003 and is currently evaluating the locations to be closed.

10. Contingent Liabilities

The Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such litigation and proceedings will not materially affect the Company's Consolidated Financial Statements.

11. Contractual Agreements

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services which contributed 4%, 2% and 1% of consolidated gross revenues for the years ended June 30, 2000, 2001 and 2002, respectively. The Company's contract with the State of New York contributed 3% and 1% of revenues for the years ended June 30, 2000 and 2001, respectively. During the year ended June 30, 2001, the State of New York completed a statewide implementation of an Electronic Benefit Transfer System ("EBT"). As a result, the Company's contract was terminated. The Company's contracts for governmental benefits distribution and merchant services distribution with state and local governments generally have initial terms of five years and currently expire on various dates through December 31, 2004. The contracts provide the governmental agencies the opportunity to extend the contract for additional periods and contain clauses which allow the governmental agencies to cancel the contract at any time, subject to 30 to 60 days' written advance notice.

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12. Credit Risk

At June 30, 2001 and 2002, the Company had twenty-two bank accounts in major U.S. financial institutions in the aggregate amount of $7,091,000 and $5,652,000, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation ("CDIC"). At June 30, 2001 and 2002, the Company's Canadian subsidiary had thirteen bank accounts totaling $20,070,000 and $22,545,000, respectively, which exceeded CDIC limits. At June 30, 2001 and 2002 the Company's United Kingdom operations had eighty four and thirty six bank accounts, respectively, totaling $5,702,000 and $6,251,000. These financial institutions have strong credit ratings, and management believes credit risk relating to these deposits is minimal.

Effective June 13, 2002, the Company entered into an agreement with County Bank of Rehoboth Beach, Delaware ("County"), a federally insured institution. The Company acts as a servicer for County, marketing unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of 7 to 23 days. Under this program, the Company earns servicing fees which are subject to adjustment if the related loans are not collected. The Company maintains a reserve for these estimated adjustments. County originated approximately $15 million of loans through the Company's locations and document transmitters during the fiscal year ended June 30, 2002.

During the year ended June 30, 2002 Dollar Financial Group, Inc. entered into a Participation and Termination Agreement ("Eagle Agreement") with Eagle National Bank ("Eagle"), a national banking association and certain of its related entities. Under the agreement, Eagle discontinued the business of offering short-term consumer loans through the Company's locations and document transmitters.

The Company had previously acted for Eagle marketing unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans were made for amounts up to $500, with terms of 14 or 28 days which could be refinanced a maximum of four times and two times, respectively. Under this program, the Company earned origination and servicing fees. Eagle originated or extended approximately $377 million and $399 million of loans through the Company's locations and document transmitters during the fiscal years ended June 30, 2001 and 2002.

The Company also originates unsecured short-term loans to customers on its own behalf in Canada, the United Kingdom and certain U.S. markets. These loans are made for amounts up to $700, with terms of 7 to 28 days which can be extended a maximum of four times. The Company bears the entire risk of loss related to these loans. The Company originated or extended approximately $306 million of the loans through the Company's locations and document transmitters during fiscal year ended June 30, 2002. The Company had approximately $16 million and $10 million of loans on its balance sheet at June 30, 2002 and 2001, respectively, which is reflected in loans and other receivables. Net writeoffs for Company originated loans which are netted against revenues on the Statements of Operations for the fiscal years ended June 30, 2002, 2001 and 2000 were $5.5 million, $4.4 million and $2.3 million, respectively. As a result of the changes in its lending program, the Company recorded a charge of $2.2 million to increase its loss reserves. Loans and other receivables at June 30, 2002 are reported net of a reserve of $2.9 million related to consumer lending.

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13. Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                    United                         United
                     2000                           States          Canada        Kingdom        Total
                                                ------------------------------------------------------------
Identifiable assets                             $       133,887     $    70,477  $    55,350 $      259,714
Sales to unaffiliated customers                         102,073          39,897       23,783        165,753
Interest revenue                                            287              54           33            374
Interest expense                                         11,717           3,913        2,235         17,865
Depreciation and amortization                             6,983           2,392        2,492         11,867
Income before income taxes                                9,796           6,738          909         17,443
Income tax provision                                      7,246           4,103          694         12,043
Other non-recurring items                                 1,345             133            -          1,478

                     2001
Identifiable assets                                     140,024          74,054       62,094        276,172
Sales to unaffiliated customers                         116,504          49,635       29,360        195,499
Interest revenue                                            398              69            3            470
Interest expense                                         13,994           3,922        2,915         20,831
Depreciation and amortization                             6,707           2,867        2,917         12,491
Income before income taxes                                5,636          12,927        1,003         19,566
Income tax provision                                      6,016           6,258          602         12,876

                     2002
Identifiable assets                                     140,813          82,860       67,639        291,312
Sales to unaffiliated customers                         112,934          55,469       33,573        201,976
Establishment of reserves for new consumer
    lending arrangements                                  2,244               -            -          2,244
Interest revenue                                            168              83            3            254
Interest expense                                         13,808           2,552        2,588         18,948
Depreciation and amortization                             5,330           1,874        2,027          9,231
Other non-recurring items                                   281               -            -            281
(Loss) income before income taxes                        (6,537)         17,672        5,101         16,236
Income tax provision                                        353           8,105        1,741         10,199



14. Related Party Transactions

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

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


15. Subsidiary Guarantor Financial Information

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at June 30, 2002, and the consolidating statements of operations and cash flows for the fiscal year ended June 30, 2002 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign subsidiaries and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

15. Subsidiary Guarantor Financial Information (continued)

                          Consolidating Balance Sheets

                                  June 30, 2002

                                 (In thousands)

                                                    Dollar       Domestic        Foreign
                                                   Financial    Subsidiary      Subsidiary
                                                  Group, Inc.   Guarantors      Guarantors     Eliminations     Consolidated
                                                 ------------------------------------------------------------------------------
Assets
Cash and cash equivalents...................     $        1,746 $      41,405 $      43,482  $             -  $       86,633
Loans and other receivables, net............              3,761         7,389        13,965           (4,573)         20,542
Income taxes receivable.....................              8,456             1             -           (8,457)              -
Prepaid expenses............................                850         1,898         3,997                -           6,745
Deferred income taxes.......................              1,166             -             -           (1,166)              -
Notes receivable--officers...................             2,756             -             -                -           2,756
Due from affiliates.........................             51,323        23,990             -          (75,313)              -
Due from parent.............................              3,606             -             -                -           3,606
Property and equipment, net.................              6,867        11,554        12,089                -          30,510
Goodwill and other intangibles, net.........                172        56,372        75,720                -         132,264
Debt issuance costs, net....................              6,292             -             -                -           6,292
Investment in subsidiaries..................            172,581         9,801         6,705         (189,087)              -
Other.......................................                106           612         1,246                -           1,964
                                                 ------------------------------------------------------------------------------
                                                 $      259,682 $     153,022 $     157,204  $      (278,596) $      291,312
                                                 ==============================================================================

Liabilities and shareholder's equity
Accounts payable............................     $        2,234 $       7,752 $       8,263   $            -  $       18,249
Income taxes payable........................                  -         8,714         1,574           (8,457)          1,831
Accrued expenses............................              2,764         1,152         4,016                -           7,932
Accrued interest payable....................              1,511             -         4,601           (4,573)          1,539
Deferred tax liability......................                  -         1,221             -           (1,166)             55
Due to affiliates...........................                  -             -        75,313          (75,313)              -
Revolving credit facilities.................             68,600             -        10,336                -          78,936
10 7/8% Senior Notes due 2006...............            109,190             -             -                -         109,190
Subordinated notes payable and other........             20,000             -            65                -          20,065

                                                 ------------------------------------------------------------------------------
                                                        204,299        18,839       104,168          (89,509)        237,797


Shareholder's equity:
   Common stock.............................                  -             -             -                -               -
   Additional paid-in capital...............             50,957        71,305        27,304          (98,609)         50,957
   Retained earnings .......................              6,903        64,515        25,963          (90,478)          6,903
   Accumulated other comprehensive loss.....             (2,477)       (1,637)         (231)               -          (4,345)
                                                 ------------------------------------------------------------------------------
Total shareholder's equity..................             55,383       134,183        53,036         (189,087)         53,515
                                                 ------------------------------------------------------------------------------
                                                 $      259,682 $     153,022     $ 157,204   $     (278,596) $      291,312
                                                 ==============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


15. Subsidiary Guarantor Financial Information (continued)

                     Consolidating Statements of Operations

                            Year ended June 30, 2002

                                 (In thousands)

                                                     Dollar        Domestic        Foreign
                                                   Financial      Subsidiary     Subsidiary
                                                  Group, Inc.     Guarantors     Guarantors     Eliminations    Consolidated
                                                 ------------------------------------------------------------------------------
Revenues..................................       $            -  $      112,934  $      89,042  $            -   $    201,976



Store and regional expenses:
   Salaries and benefits..................                    -          40,985         24,310               -         65,295
   Occupancy..............................                    -          11,540          6,547               -         18,087
   Depreciation...........................                    -           3,431          3,091               -          6,522
   Other..................................                    -          30,549         15,689               -         46,238
                                                 ------------------------------------------------------------------------------
Total store and regional expenses.........                    -          86,505         49,637               -        136,142

Establishment of reserves for new consumer
   lending arrangements...................                    -           2,244              -               -          2,244
Corporate expenses........................               15,952             226          8,338               -         24,516
Management fee............................              (12,226)          9,855          2,371               -              -
Loss on store closings and sales..........                  125             970             59               -          1,154
Other depreciation and amortization.......                1,601             298            810               -          2,709
Interest expense (income).................               16,167          (2,527)         5,054               -         18,694
Other non-recurring items.................                  281               -              -               -            281
                                                 ------------------------------------------------------------------------------

(Loss) income before income taxes ........              (21,900)         15,363         22,773               -         16,236
Income tax (benefit) provision ...........               (7,846)          8,199          9,846               -         10,199
                                                 ------------------------------------------------------------------------------

(Loss) income before equity in net income
 of subsidiaries..........................              (14,054)          7,164         12,927               -          6,037
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors.........                7,164               -              -          (7,164)             -
   Foreign subsidiary guarantors..........               12,927               -              -         (12,927)             -
                                                 ------------------------------------------------------------------------------
Net income  ..............................       $        6,037  $        7,164  $      12,927  $      (20,091)  $      6,037
                                                 ==============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Subsidiary Guarantor Financial Information (continued)

                     Consolidating Statements of Cash Flows
                            Year ended June 30, 2002
                                 (In thousands)

                                                            Dollar         Domestic       Foreign
                                                           Financial      Subsidiary    Subsidiary
                                                          Group, Inc.     Guarantors    Guarantors    Eliminations    Consolidated
                                                       -----------------------------------------------------------------------------
Cash flows from operating activities
Net income...........................................   $     6,037  $        7,164  $      12,927  $      (20,091)  $     6,037
Adjustments to reconcile net income
       to net cash (used in) provided by
     operating activities:
     Undistributed income of subsidiaries............       (20,091)              -              -          20,091             -
     Depreciation and amortization...................         3,111           3,727          3,902               -        10,740
     Loss on store closings and sales................           125             970             59               -         1,154
     Establishment of reserves for new consumer
       lending arrangements..........................             -           2,244              -               -         2,244
       Deferred tax provision (benefit)..............           413          (1,286)             -               -          (873)
     Changes in assets and liabilities
        (net of effect of acquisitions):
         Decrease (increase) in loans
           and other receivables and income taxes
                  receivable.........................         4,658           2,790         (1,146)         (4,715)        1,587
         Decrease in prepaid expenses
           and other.................................            87             108             65               -           260
         Increase (decrease) in accounts payable,
           income taxes payable,
            accrued expenses and accrued
           interest payable .........................         1,251          (6,452)        (6,210)          4,715        (6,696)
                                                       -----------------------------------------------------------------------------

Net cash (used in) provided by operating
    activities.......................................        (4,409)          9,265          9,597               -        14,453

Cash flows from investing activities:
Acquisitions, net of cash acquired...................             -             (59)            14               -           (45)
Additions to property and equipment..................        (3,203)         (2,499)        (4,361)              -       (10,063)
Net decrease (increase) in due from affiliates.......         3,248          (1,650)             -          (1,598)            -
                                                       -----------------------------------------------------------------------------

Net cash provided by (used  in) investing activities.            45          (4,208)        (4,347)         (1,598)      (10,108)

Cash flows from financing activities
Other debt payments..................................             -               -            (64)              -           (64)
Net increase in revolving credit facilities..........         6,300               -          4,812               -        11,112
Payment of debt issuance costs.......................          (571)              -              -               -          (571)
Net increase in due from parent......................        (1,068)              -              -               -        (1,068)
Net decrease in due to affiliates....................             -               -         (1,598)          1,598             -
                                                       -----------------------------------------------------------------------------

Net cash provided by financing activities............         4,661               -          3,150           1,598         9,409

Effect of exchange rate changes on cash
   and cash equivalents..............................             -               -            427               -           427
                                                       -----------------------------------------------------------------------------

Net increase in cash and cash equivalents............           297           5,057          8,827               -        14,181
Cash and cash equivalents at beginning of year.......         1,449          36,348         34,655               -        72,452
                                                       -----------------------------------------------------------------------------
Cash and cash equivalents at end of year.............   $     1,746  $       41,405  $      43,482  $            -   $    86,633
                                                       =============================================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The directors and officers of Holdings and their respective ages and positions with Holdings are set forth below:

                Name                   Age                              Position
Jeffrey Weiss......................     59     Chairman of the Board of Directors and Chief Executive
                                                 Officer
Donald Gayhardt....................     38     President, Chief Financial Officer and Director
Leonard Green......................     68     Director
Jonathan Sokoloff..................     45     Director
Muneer Satter......................     41     Director
Jonathan Seiffer...................     30     Director

The directors and officers of DFG and their respective ages and positions with DFG are set forth below:

                Name                   Age                              Position
Jeffrey Weiss......................     59     Chairman of the Board of Directors and
                                                 Chief Executive Officer
Donald Gayhardt....................     38     President and Chief Financial Officer
Dennis Roberts.....................     53     Executive Vice President and Chief Operating Officer
Peter Sokolowski...................     41     Vice President Finance

Jeffrey Weiss has served as the Chairman and Chief Executive Officer of DFG and Holdings since the Company's acquisition by an affiliate of Bear Stearns & Co., Inc. ("Bear Stearns") in May 1990. Until June 1992, Mr. Weiss was also a Managing Director at Bear Stearns with primary responsibility for the firm's investments in small to mid-sized companies, in addition to serving as Chairman and Chief Executive Officer for several of these companies. Mr. Weiss is the author of several popular financial guides.

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

Dennis Roberts' background encompasses 35 years of retail operations experience, formerly holding the positions of Executive Vice President and Chief Operating Officer for Uno Restaurant Corporation and Senior Vice President - Restaurant and Franchise Operations, for Friendly Ice Cream Corporation.

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

Jonathan Seiffer has been a director of Holdings since October 2001. He has been a partner of Leonard Green & Partners, L.P. since January 1999. From December 1997 to January 1999 he was a vice president of Leonard Green & Partners, L.P. From October 1994 until December 1997, Mr. Seiffer was an associate of Leonard Green & Partners, L.P. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation. He is also a director of Diamond Triumph Glass, Inc., Gart Sports Company, Liberty Group Publishing, Inc. and several private companies.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of the Chief Executive Officer and each of the other executive officers of the Company who had annual compensation in fiscal year 2002 in excess of $100,000 (the "Named Executive Officers"):

                           Summary Compensation Table
                                                                                       Long-Term
                                                                                     Compensation
                                                   Annual Compensation                  Awards
                                      --------------------------------------------------------------
                                                                    Other Annual      Securities
           Name and                                                 Compensation      Underlying       All Other
      Principal Position        Year     Salary        Bonus                          Options (#)     Compensation
---------------------------------------------------------------------------------------------------------------------
Jeffrey Weiss............          2002     650,000            -        122,417(1)             -           5,625
   Chairman and                    2001     600,000      100,000        162,873(1)             -           6,000
   Chief Executive Officer         2000     500,000      700,000        170,601(1)             -           5,288

Donald Gayhardt..........          2002     350,000            -              -                -           3,990
   President and Chief             2001     300,000       50,000              -                -           6,187
   Financial Officer               2000     225,000      270,000              -                -           4,327

Dennis Roberts (2).......          2002     121,000            -              -                -               -
   Executive Vice President
   and Chief Operating Officer



(1) During the years ended June 30, 2002, 2001 and 2000, amounts include $62,314, $70,581 and $64,618, respectively, paid for life insurance premiums on policies where the Company was not the named beneficiary. Perquisites and other personal benefits provided to each other Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such Named Executive Officer.

(2)  Mr. Roberts joined the Company in December 2001.

The following table sets forth information concerning options to purchase Holdings' common stock held by each of the Named Executive Officers as of the fiscal year ended June 30, 2002.

                    Option/SAR Grants in Last Fiscal Year (1)




(1)  No options or SARs were granted in the last fiscal year.




                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                         Shares                      Number of Securities          Value of Unexercised
                        Acquired       Value        Underlying Unexercised        In-the-Money Options at
Name                  on Exercise    Realized     Options at Fiscal Year End        Fiscal Year End (1)
----
                      ---------------------------------------------------------------------------------------
                                                   Exercisable/Unexercisable     Exercisable/Unexercisable
Jeffrey Weiss......           0         $     0               0/0                          $0/$0
Donald Gayhardt....           0               0             283/116                 $1,139,075/$466,900


 (1) An assumed fair market value of $7,250 per share was used to calculate the value of the options. As the shares are not traded in an established public market, the value assigned is based on the last strike price options were granted.

Employment Agreements

Jeffrey Weiss

Mr. Weiss, Chairman and Chief Executive Officer of Holdings and DFG, is employed pursuant to an Employment Agreement (the "Weiss Agreement") dated as of November 13, 1998 among Mr. Weiss, DFG and Holdings (DFG and Holdings being collectively referred to herein as the "Employer"). The Weiss Agreement provides for an annual base salary of $500,000, to be reviewed bi-annually and may be increased at the discretion of the Board of Directors of Holdings. In addition, Mr. Weiss is eligible to receive an annual bonus and incentive compensation, contingent upon the Employer achieving 100% of its targeted results (with certain adjustments to the extent the Employer achieves results short of or in excess of its targeted results). The total compensation paid or caused to be paid to Mr. Weiss with respect to any fiscal year, including salary, bonuses and annual incentive compensation shall not exceed $1,200,000. Under certain circumstances, Mr. Weiss is entitled to the payment of a severance benefit equal to the discounted value of any unpaid base salary for the term of the agreement.

The Weiss Agreement also provides for a five-year term, commencing on December 19, 1998, unless it is otherwise terminated pursuant to its terms. Mr. Weiss is eligible to participate in all fringe benefit programs of the Employer offered from time to time to its senior management employees.

Pursuant to the Weiss Agreement, Mr. Weiss has agreed that effective upon termination, and in consideration of the payment of the compensation and other benefits paid pursuant to the agreement, he will not compete with the Employer within the United States, Canada or any other country in which the Company now or hereafter conducts business for a period of two years.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the issued and outstanding shares of capital stock of the Company are owned by Holdings.

The following table sets forth as of June 30, 2002 the number of shares of Holdings' common stock owned beneficially by (a) each person that is the beneficial owner of more than 5% of Holdings' common stock, (b) all directors and nominees, (c) the Named Executive Officers, and (d) all directors and executive officers as a group. The address of each officer and director is c/o the Company unless otherwise indicated. As of such date, there were a total of 19,864.93 shares of Holdings' common stock issued (106.71 are held in treasury).

                          Beneficial Owner                              Number      Percent
Green Equity Investors II, L.P. .............................            13,014.94    63.84%
    11111 Santa Monica Boulevard
    Los Angeles, California 90025
Jeffrey Weiss................................................             3,058.99    15.01
GS Mezzanine Partners, L.P. and
     GS Mezzanine Partners Offshore, L.P. and associates.....             2,150.46    10.55
    85 Broad Street
    New York, New York 10004
Donald Gayhardt (1) .........................................               447.19     2.19
All directors and officers as a group (3 persons) (2)........             3,574.53    17.54

(1) Includes options to purchase 282.63 shares of Holdings' common stock which are currently exercisable.
(2) Includes options to purchase 297.63 shares of Holdings' common stock which are currently exercisable.



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

Loan to an Officer/Director

During fiscal 1999, certain members of management received loans aggregating $2.9 million (of which, during the fiscal year ended June 30, 2001, $200,000 was repaid), which are secured by shares of Holdings stock. The loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004 and December 31, 2005. In addition, as part of an employment agreement, Jeffrey Weiss was issued a loan in the amount of $4.3 million to purchase additional shares of Holdings stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares in Holdings stock.

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)....List of Financial Statements and Schedules

Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1) and (2):

Dollar Financial Group, Inc.                                                                        Page
                                                                                                  ---------

Report of Independent Auditors................................................................       37
Consolidated Balance Sheets, June 30, 2001 and 2002...........................................       38
Consolidated Statements of Operations, years ended June 30, 2000, 2001 and 2002...............       39
Consolidated Statements of Shareholder's Equity, years ended June 30, 2000, 2001 and 2002.....       40
Consolidated Statements of Cash Flows, years ended June 30, 2000, 2001 and 2002...............       41
Notes to Consolidated Financial Statements....................................................       42
Schedule II - Valuation and Qualifying Accounts...............................................       80


All other Financial Statement Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are inapplicable, or the required information is given in the financial statements.


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







(a)(3) Exhibits
  Exhibit No.                                      Description of Document

10.12            Amended and Restated Purchase Agreement, dated as of October 23, 1996, by and among Dollar
                    Financial Canada Ltd., DFG Holdings, Inc., National Money Mart, Inc., and the
                    shareholders signatory thereto (Incorporated by reference to Exhibit 10.12 to the
                    Registrant's Statement on Form S-4 (Registration #333-18221) declared effective March
                    11, 1997)
10.13               Credit Agreement, dated as of December 18, 1998, among the
                    Company, DFG Holdings, Inc. the lenders from time to time
                    party thereto, Wells Fargo Bank, National Association, as
                    administrative agent, First Union Capital Markets and Wells
                    Fargo as arrangers, First Union National Bank, as
                    syndication agent, and U.S. Bank National Association, as
                    documentation agent (Incorporated by reference to Exhibit
                    10.13 to the Registrant's Statement on Form 10Q
                    (Registration #333-18221) declared effective December 31,
                    1998)
10.14            Purchase Agreement, dated as of March 31, 1997, among Dollar Financial Group, Inc., Dollar
                    Financial Canada, LTD., Canadian Capital Corporation, Dollar Ontario LTD. And Gus E.
                    Baril, Leslie A. Baril and the Baril Family Trust. The schedules to the Purchase
                    Agreement and the exhibits thereto have been omitted. The Company will furnish supplementally to the Commission any of the schedules or exhibits upon request
10.15            DFG Holdings, Inc. Stock Incentive Plan
10.16            Termination Agreement, dated June 30, 1997 re: Donald F. Gayhardt, Jr.
10.17            Pledge and Security Agreement, dated as of December 18, 1998, among the Company, Wells
                    Fargo Bank, National Association, as administrative agent
                    for itself and the Lenders under the Credit Agreement
                    (Incorporated by reference to Exhibit 10.17 to the
                    Registrant's Statement on Form 10Q (Registration #333-18221)
                    declared effective December 31, 1998)
10.18            Subordination Agreement, dated as of December 18, 1998, among the Company, DFG Holdings,
                    Inc., and Wells Fargo Bank, National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 10.18 to the Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                    December 31, 1998)
10.19               Supplemental Security Agreement (Trademarks), dated as of
                    December 18, 1998, among the Company and Wells Fargo Bank,
                    National Association, as administrative agent for itself and the Lenders under the Credit Agreement (Incorporated by
                    reference to Exhibit 10.19 to the Registrant's Statement on
                    Form 10Q (Registration #333-18221) declared effective
                    December 31, 1998)
10.20            Purchase Agreement, dated as of December 18, 1998, among the Company, GS Mezzanine
                    Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P.
                    Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged
                    Investment Fund II, L.P., relating the the $20,000,000 aggregate principal amount of 10
                    7/8% Senior Subordinated Notes Due 2006 (Incorporated by reference to Exhibit 10.20 to the Registrant's Statement on Form 10Q (Registration #333-18221) declared effective
                    December 31, 1998)
10.21            Exchange and Registration Rights Agreement, dated as of December 18, 1998, among the
                    Company, GS Mezzanine Partners, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners
                    Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares
                    Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., relating to the $20,000,000 aggregate principal amount of 10 7/8% Senior Subordinated Notes Due
                    2006 (Incorporated by reference to Exhibit 10.21 to the Registrant's Statement on Form
                    10Q (Registration #333-18221) declared effective December 31, 1998)
10.22            Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of the Company
                    (Incorporated by reference to Exhibit 10.22 to the Registrant's Statement on Form 10Q
                    (Registration #333-18221) declared effective December 31, 1998)
10.23            Pledge Agreement, dated December 18, 1998, between the Company and Jeffrey Weiss
                    (Incorporated by reference to Exhibit 10.23 to the Registrant's Statement on Form 10Q
                    (Registration #333-18221) declared effective December 31, 1998)
10.24            Agreement for the sale and purchase of shares of Instant Cash Loans, LTD. dated February
                    10, 1999 with Dollar Financial Group, Inc., DFG Acquisition, LTD., Henry Hallam, Rachel
                    Hallam and shareholders signatory thereto (Incorporated by reference to Exhibit 10.24 of the Registrant's Form 8K/A filed April 26, 1999, declared effective February 25, 1999)


(a)(3) Exhibits
  Exhibit No.                                      Description of Document

10.25               Purchase Agreement dated February 17, 1999 by and among
                    National Money Mart Company (a subsidiary of Dollar
                    Financial Group, Inc.), King Mortgage LTD. and Denis Wilner
                    to purchase the remaining 86.5% partnership interest in
                    Calgary Money Mart Partnership (Incorporated by reference to
                    Exhibit 10.25 of the Registrant's Form 8K/A filed April 26,
                    1999, declared effective February 25, 1999)
10.26               Agreement for the sale and purchase of shares in Cash A
                    Cheque Holdings Great Britain Limited between Luke Johnson and others, Dollar Financial UK Limited and Dollar Financial
                    Group, Inc. (Incorporated by referenced to Exhibit 10.26 of the Registrant's Form 8K/A filed September 20, 1999,
                    declared effective July 22, 1999)
10.27               Agreement for the sale and purchase of shares in Cash
                    Centres Corporation Limited between Edward Ford and others,
                    Dollar Financial UK Limited and Dollar Financial Group, Inc.
                    (Incorporated by reference to Exhibit 10.27 of the
                    Registrant's Form 8K/A filed February 28, 2000, declared
                    effective December 30, 1999)
10.28            Amended and Restated Nonexclusive Servicing and Indemnification Agreement between County
                    Bank and Dollar Financial Group, Inc.**
21.1             Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the
                    Registrant's Statement on Form 10Q (Registration #333-18221) declared effective December
                    31, 1998)
99.1             Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18,
                    United States Code, Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.
** Confidential treatment has been requested for certain confidential portions of this exhibit; these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(b) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 30, 2002.


                                       DOLLAR FINANCIAL GROUP, INC.

                                       By:    /s/ DONALD GAYHARDT
                                       -----------------------------------------
                                       Donald Gayhardt
                                       President and Chief Financial Officer



                          DOLLAR FINANCIAL GROUP, INC.

             Signature                                    Title                                Date


        /s/ JEFFREY A. WEISS         Chairman of the Board of Directors                 September 30, 2002
-------------------------------------    and Chief Executive Officer
          Jeffrey A. Weiss              (principal executive officer)



       /s/ DONALD GAYHARDT           President and Chief Financial Officer              September 30, 2002
-------------------------------------(principal financial and accounting  officer)
          Donald Gayhardt

                        DOLLAR FINANCIAL GROUP, INC. (a)

                 Schedule II - Valuation and Qualifying Accounts

                                                                 Additions
                                              ----------------------------------------------

                                 Balance          Charged
                                   at            to costs     Foreign           Charged
                                beginning           and       currency          to other                           Balance at
        Description             of period        expenses     translation        accounts         Deductions      end of period
  -------------------------    ------------    -------------- -----------    ----------------    ------------    ---------------

  Year ended June 30, 2002:
    Loan loss provision           $ 600           $2,244       $   18               $    -           $     -           $  2,862


(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.