Form 10-Q
period 2002-09-30
DOLLAR FINANCIAL GROUP INC
filed 2002-11-19
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2002

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ----- No ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2002, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX




PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2002
         and September 30, 2002 (unaudited)..........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three
         Months Ended September 30, 2001 and 2002....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Three Months
         Ended September 30, 2001 and 2002...........................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    17

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    25

Item 2.  Changes in Securities and Use of Proceeds...................................................    25

Item 3.  Defaults Upon Senior Securities.............................................................    25

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    25

Item 5.  Other Information...........................................................................    25

Item 6.  Exhibits and Reports on Form 8-K............................................................    25


                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                  June 30,           September 30,
                                                                                    2002                  2002
                                                                                --------------      --------------
ASSETS                                                                                                (unaudited)

Cash and cash equivalents.......................................................$      86,633     $        77,288
Loans and other receivables, net................................................       20,542              28,533
Income taxes receivable.........................................................            -                 282
Prepaid expenses  ..............................................................        6,745               6,515
Notes receivable - officers.....................................................        2,756               2,756
Due from parent.................................................................        3,606               3,886
Property and equipment, net of accumulated depreciation
    of  $30,119 and $31,780.....................................................       30,510              28,500
Goodwill and other intangibles, net of accumulated
    amortization of $21,070 and $21,089.........................................      132,264             131,567
Debt issuance costs, net of accumulated amortization of
     $6,153 and $6,593..........................................................        6,292               5,916
Other...........................................................................        1,964               1,811

                                                                                -------------      --------------
                                                                                $     291,312      $      287,054
                                                                                =============      ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  ..............................................................$      18,249      $       16,650
Income taxes payable............................................................        1,831                   -
Accrued expenses ...............................................................        7,932               8,242
Accrued interest payable........................................................        1,539               5,104
Deferred tax liability..........................................................           55                 463
Revolving credit facilities.....................................................       78,936              74,454
10-7/8 % Senior Notes due 2006..................................................      109,190             109,190
Subordinated notes payable and other............................................       20,065              20,021
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2002 and September 30, 2002........................................            -                   -
Additional paid-in capital......................................................       50,957              50,957
Retained earnings...............................................................        6,903               7,714
Accumulated other comprehensive loss............................................      (4,345)             (5,741)
                                                                                -------------      --------------
    Total shareholder's equity..................................................       53,515              52,930
                                                                                -------------      --------------

                                                                                $     291,312      $      287,054
                                                                                =============      ==============


       See notes to interim unaudited consolidated financial statements.



                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                              Three Months Ended
                                                                                September 30,
                                                                     -------------------------------------
                                                                            2001                2002
                                                                     -------------------------------------


Revenues................................................................$    49,223       $       52,653
Store and regional expenses:
   Salaries and benefits................................................     15,044               17,147
   Occupancy............................................................      4,625                4,799
   Depreciation.........................................................      1,482                1,619
   Other................................................................     11,980               12,857
                                                                        -------------       --------------
Total store and regional expenses.......................................     33,131               36,422
Corporate expenses......................................................      5,730                7,248
Loss on store closings and sales........................................         88                  488
Other depreciation and amortization.....................................        537                  843
Interest expense  (net of interest income of $96 and $42)...............      4,754                4,931
                                                                        -------------       --------------

Income before income
taxes...................................................................      4,983                2,721
Income tax provision....................................................      3,139                1,910
                                                                        -------------       --------------

Net income .............................................................$     1,844        $         811
                                                                        =============       ==============










See notes to interim unaudited consolidated financial statements.


                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                        2001                  2002
                                                                                   ----------------       --------------
Cash flows from operating activities:
Net income.........................................................................  $      1,844       $         811
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Depreciation and amortization................................................         2,384               2,902
      Loss on store closings and sales.............................................            88                 488
      Deferred tax provision.......................................................           676                 408
      Change in assets and liabilities (net of effect of acquisitions):
         Decrease (increase) in loans and other receivables and income taxes
           receivable..............................................................         2,891             (8,298)
         (Increase) decrease in prepaid expenses and other.........................          (22)                 411
         (Decrease) increase in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable...........................         (495)                 576
                                                                                     --------------       --------------
Net cash provided by (used in) operating activities................................         7,366             (2,702)
Cash flows from investing activities:
  Acquisitions, net of cash acquired...............................................         (104)                   -
  Additions to property and equipment..............................................       (1,700)             (1,092)
                                                                                   ----------------       --------------
Net cash used in investing activities..............................................       (1,804)             (1,092)
Cash flows from financing activities:
  Other debt payments .............................................................          (38)                (45)
  Net decrease in revolving credit facilities......................................       (4,050)             (4,482)
  Payment of debt issuance costs...................................................             -                (64)
  Net increase in due to parent....................................................         (265)               (280)
                                                                                   ----------------       --------------

Net cash used in financing activities..............................................       (4,353)             (4,871)
Effect of exchange rate changes on cash and cash equivalents.......................         (660)               (680)
                                                                                   ----------------       --------------

Net increase (decrease) in cash and cash equivalents...............................           549             (9,345)
Cash and cash equivalents at beginning of period...................................        72,452              86,633
                                                                                   ----------------       --------------

Cash and cash equivalents at end of period.........................................  $     73,001      $       77,288
                                                                                   ================       ==============




See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of September 30, 2002. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,057 locations (of which 639 are Company owned) operating as Money Mart(R), The Money Shop and Loan Mart(R) in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary, Money Mart(R) Express (formerly known as moneymart.com(TM)), services and originates short-term consumer loans through 651 independent document transmitters in 16 states.

                          DOLLAR FINANCIAL GROUP, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

2. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION

The Company's payment obligations under the 10 7/8% Senior Notes due November 2006 ("Senior Notes") and Senior Subordinated Notes due 2006 ("Senior Subordinated Notes") are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries (the "Guarantors"). The subsidiaries' guarantee rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's Revolving Credit Facility and any successor credit facilities. Pursuant to the Senior Notes or Senior Subordinated Notes, every direct and indirect wholly owned subsidiary of the Company, each of which is wholly-owned, serves as a guarantor of the Senior Notes and Senior Subordinated Notes.

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at September 30, 2002, and the consolidating statements of operations and cash flows for the three month period ended September 30, 2002 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign subsidiaries and the consolidated Company.



                          DOLLAR FINANCIAL GROUP, INC.

        NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                          CONSOLIDATING BALANCE SHEETS
                               September 30, 2002
                                 (In thousands)



                                                    Dollar          Domestic         Foreign
                                                   Financial       Subsidiary       Subsidiary
                                                  Group, Inc.      Guarantors       Guarantors       Eliminations      Consolidated
                                                  ------------    -------------    -------------    ---------------    -------------
ASSETS

Cash and cash equivalents.........................$    12,393     $     27,101     $     37,794     $            -     $     77,288
Loans and other receivables, net..................     10,383            4,623           14,445              (918)           28,533
Income taxes receivable...........................     11,042                -                -           (10,760)              282
Prepaid expenses..................................        697            1,978            3,840                  -            6,515
Deferred income taxes.............................      1,166                -                -            (1,166)                -
Notes receivable-officers.........................      2,756                -                -                  -            2,756
Due from affiliates...............................     14,341           52,764                -           (67,105)                -
Due from parent...................................      3,886                -                -                  -            3,886
Property and equipment, net.......................      6,332           10,721           11,447                  -           28,500
Goodwill and other intangibles, net...............        143           56,357           75,067                  -          131,567
Debt issuance costs, net..........................      5,916                -                -                  -            5,916
Investment in subsidiaries........................    188,519            9,801            6,705          (205,025)                -
Other.............................................         92              598            1,121                  -            1,811

                                                  ------------    -------------    -------------    --------------     -------------
                                                  $   257,666     $    163,943     $    150,419     $    (284,974)     $    287,054
                                                  ============    =============    =============    ==============     =============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable..................................$        95     $      7,913     $      8,642     $            -     $     16,650
Income taxes payable..............................          -            8,604            2,156           (10,760)                -
Accrued expenses..................................      2,520            1,644            4,078                  -            8,242
Accrued interest payable..........................      5,076                -              946              (918)            5,104
Deferred tax liability............................          -            1,629                -            (1,166)              463
Due to affiliates.................................          -                -           67,105           (67,105)                -
Revolving credit facilities.......................     65,700                -            8,754                  -           74,454
10-7/8% Senior Notes due 2006.....................    109,190                -                -                  -          109,190
Subordinated notes payable and other..............     20,000                -               21                  -           20,021
                                                  ------------     -------------   -------------    --------------     -------------

                                                      202,581           19,790           91,702           (79,949)          234,124


Shareholder's equity:
Common stock......................................          -                -                -                  -                -
Additional paid-in capital........................     50,957           81,800           27,304          (109,104)           50,957
Retained earnings.................................      7,714           62,810           33,111           (95,921)            7,714
Accumulated other comprehensive loss..............    (3,586)            (457)          (1,698)                  -          (5,741)
                                                  ------------    -------------    -------------    ---------------    -------------
Total shareholder's equity........................     55,085          144,153           58,717          (205,025)           52,930
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   257,666     $    163,943     $    150,419     $    (284,974)     $    287,054
                                                  ============    =============    =============    ===============    =============






                          DOLLAR FINANCIAL GROUP, INC.

       NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three Months Ended September 30, 2002
                                 (In thousands)



                                                          Dollar        Domestic        Foreign
                                                         Financial     Subsidiary      Subsidiary
                                                        Group, Inc.    Guarantors      Guarantors      Eliminations    Consolidated
                                                        ------------   ------------    -----------     ------------    ------------

Revenues.............................................   $         -    $    26,080     $   26,573      $        -      $    52,653
Store and regional expenses:
   Salaries and benefits.............................             -         10,633          6,514               -           17,147
   Occupancy.........................................             -          2,950          1,849               -            4,799
   Depreciation......................................             -            839            780               -            1,619
   Other.............................................             -          8,091          4,766               -           12,857
                                                        ------------   ------------    -----------     -----------     ------------
Total store and regional expenses....................             -         22,513         13,909               -           36,422

Corporate expenses...................................         4,289             88          2,871               -            7,248
Management fees......................................       (1,787)          2,020          (233)               -                -
Loss on store closings and sales.....................            60            419              9               -              488
Other depreciation and amortization..................           465             14            364               -              843
Interest expense (income)............................         4,190          2,640        (1,899)               -            4,931
                                                        ------------   ------------    -----------     -----------     ------------


(Loss) income before income taxes ...................       (7,217)        (1,614)         11,552               -            2,721
Income tax (benefit) provision ......................       (2,586)             92          4,404               -            1,910
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before equity in net (loss) income
     of subsidiaries.................................       (4,631)        (1,706)          7,148               -              811
Equity in net (loss) income of subsidiaries:
Domestic subsidiary guarantors.......................       (1,706)              -              -           1,706                -
Foreign subsidiary guarantors........................         7,148              -              -         (7,148)                -
                                                        ------------   ------------    -----------     -----------     ------------
Net income (loss)....................................   $       811    $   (1,706)     $    7,148      $  (5,442)      $       811
                                                        ============   ============    ===========     ===========     ============





                          DOLLAR FINANCIAL GROUP, INC.

       NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 2002
                                 (In thousands)



                                                           Dollar         Domestic        Foreign
                                                          Financial      Subsidiary     Subsidiary
                                                            Group,       Guarantors     Guarantors       Eliminations  Consolidated
                                                             Inc.
                                                         -----------     -----------    ------------     ------------   ------------
Cash flows from operating activities:
Net income (loss)....................................    $      811      $  (1,706)     $     7,148       $  (5,442)    $       811
Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..........       (5,442)               -               -            5,442              -
       Depreciation and amortization.................           905             854           1,143                -          2,902
       Loss on store closings and sales..............            60             419               9                -            488
       Deferred tax provision........................             -             408               -                -            408
       Change in assets and liabilities (net of
        effect of acquisitions):
         (Increase) decrease in loans and other
          receivables and income taxes receivable....       (9,208)           2,767           (505)          (1,352)        (8,298)
         Decrease (increase) in prepaid expenses and            166            (65)             310                -            411
          other......................................
         Increase (decrease) in accounts payable,
          income taxes payable, accrued expenses and
          accrued interest payable...................         1,122             562         (2,460)            1,352            576
                                                         -----------     -----------    ------------     ------------   ------------
Net cash (used in) provided by operating activities..      (11,586)           3,239           5,645                -        (2,702)

Cash flows from investing activities:
     Additions to property and equipment.............         (223)           (122)           (747)                -        (1,092)
     Net decrease (increase) in due from affiliates..        25,700        (17,421)               -          (8,279)              -
                                                         -----------     -----------    ------------     ------------   ------------
Net cash provided by (used in) investing activities..        25,477        (17,543)           (747)          (8,279)        (1,092)

Cash flows from financing activities:
     Other debt payments.............................             -               -            (45)                -           (45)
     Net decrease in revolving credit facilities.....       (2,900)               -         (1,582)                -        (4,482)
     Payment of debt issuance costs..................          (64)               -               -                -           (64)
     Net increase in due from parent.................         (280)               -               -                -          (280)
     Net decrease in due to affiliates...............             -               -         (8,279)            8,279              -
                                                         -----------     -----------    ------------     ------------   ------------
Net cash used in financing activities................       (3,244)               -         (9,906)            8,279        (4,871)
Effect of exchange rate changes on cash and cash
     equivalents.....................................             -               -           (680)                -          (680)
                                                         -----------     -----------    ------------     ------------   ------------
Net increase (decrease) in cash and cash equivalents.        10,647        (14,304)         (5,688)                -        (9,345)
Cash and cash equivalents at beginning of period.....         1,746          41,405          43,482                -         86,633
                                                         -----------     -----------    ------------     ------------   ------------
Cash and cash equivalents at end of period...........    $   12,393      $   27,101     $    37,794       $        -     $   77,288
                                                         ===========     ===========    ============     ============   ============



                          DOLLAR FINANCIAL GROUP, INC.

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the three months ended September 30, 2002 was $43,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                                              Year                Amount
                                                       -------------------    ----------------
                                                              2003                    173,000
                                                              2004                     95,000
                                                              2005                     19,000
                                                              2006                          -
                                                              2007                          -

The following table reflects the components of intangible assets (in thousands):


                                                            June 30, 2002                             September 30, 2002
                                              ------------------------------------------    ----------------------------------------
                                                Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                                    Amount               Amortization             Amount             Amortization
                                              -------------------     -----------------    -------------------     ----------------



Non-amortized intangible assets:
     Cost in excess of net assets acquired       $     150,954           $      18,977         $       150,300       $       18,977

Amortized intangible assets:
     Covenants not to compete                            2,380                   2,093                   2,356                2,112


4.   COMPREHENSIVE INCOME  (LOSS)

Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive income (loss) for the periods stated:

                                                        Three Months Ended
                                                           September 30,
                                                 -------------------------------
                                                     2001               2002
                                                 --------------    -------------

Net income                                       $       1,844       $       811
Foreign currency translation adjustment                (1,111)           (1,396)
                                                 --------------    -------------

Total comprehensive income (loss)                $         733       $     (585)
                                                 ==============    =============

                          DOLLAR FINANCIAL GROUP, INC.

        NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


5.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                             United                        United
                                                             States          Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------
As of and for the three months
   ended September 30, 2001

Identifiable assets                                     $        143,374  $     69,126  $      61,768  $      274,268
Sales to unaffiliated customers                                   27,264        13,501          8,458          49,223
(Loss) income before income taxes                                  (166)         4,082          1,067           4,983
Income tax  provision                                              1,597         1,359            183           3,139
Net (loss) income                                                (1,763)         2,723            884           1,844

As of and for the three months
   ended September 30, 2002

Identifiable assets                                     $        143,340  $     69,093  $      74,621  $      287,054
Sales to unaffiliated customers                                   26,080        16,374         10,199          52,653
(Loss) income before income taxes                                (8,831)         9,821          1,731           2,721
Income tax (benefit) provision                                   (2,494)         3,882            522           1,910
Net (loss) income                                                (6,337)         5,939          1,209             811




                          DOLLAR FINANCIAL GROUP, INC.

6.   PENDING ACCOUNTING PRONOUNCEMENTS

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

7.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. In fiscal year 2002, for the United Kingdom and Canada subsidiaries, put options with a notional value of 8.0 million British Pounds and 36.0 million Canadian Dollars, respectively, were purchased to protect quarterly earnings in the United Kingdom and Canada against foreign exchange fluctuations. Put options were purchased for the following reasons: (1) lower cost than completely averting risk and (2) maximum downside is limited to the difference between strike price and exchange rate at date of purchase and price of the contracts. These contracts expired at the end of the fiscal year 2002. The Company has evaluated the effectiveness and suitability of the strategy and has temporarily suspended purchasing additional contracts.

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

8.   CONTINGENT LIABILITIES

The Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such litigation and proceedings will not materially affect the Company's Consolidated Financial Statements.

9.   SUBSEQUENT EVENTS

On October 18, 2002, the Company entered into a marketing and servicing Agreement with a federally insured bank. When the agreement goes into effect, the Company will market unsecured loans in certain U.S. regions for the bank and originate loans up to $500 for customers who meet the bank's credit criteria. The Company will also service the loans so originated. This agreement may have the effect of reducing the loans on the Company's balance sheet reflected in loans and other receivables.

At September 30, 2002, the Company exceeded the limit on one of its financial covenants related to its First Amended and Restated Credit Agreement and Waiver. On November 15, 2002, the Company negotiated and executed the Second Amendment to the Amended and Restated Credit Agreement and Waiver, under which the Company's lenders waived and modified that requirement as of September 30, 2002, modified the pricing structure of the credit facility and provided for further reductions of the borrowing capacity under the credit facility. The modified pricing structure increases the Company's borrowing rate under the facility from interest at one-day Eurodollar, as defined, plus 3.50% to interest at one-day Eurodollar, as defined, plus 4.00%. The Company's restated Revolving Credit Facility also contains provisions for reductions in the facility of $5 million within the earlier of (i) November 29, 2002 or (ii) the sale of certain assets. The facility will be reduced upon the sale of such certain assets by 75% of the net cash proceeds received on the date of the consummation of the sale. Such reduction must be at least $3 million by June 30, 2003. The restated Revolving Credit Facility also contains a provision for further reductions of $1.5 million by September 30, 2003 and an additional $1.5 million by December 31, 2003. The Company believes it will remain in compliance with its debt covenants for the next twelve months.

                          DOLLAR FINANCIAL GROUP, INC.

9.       SUBSEQUENT EVENTS (continued)

On November 15, 2002, the Company entered into a Participation and Servicing Agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. Pursuant to the agreement, the Company will retain servicing responsibilities and earn servicing fees which are subject to reduction if the related loans are not collected.

                          DOLLAR FINANCIAL GROUP, INC.

        NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                          SUPPLEMENTAL STATISTICAL DATA

                                                                             September 30,
Company Operating Data:                                                2001                 2002
                                                                   -------------        --------------

Stores in operation:
   Company-Owned.................................                           645                   639
   Franchised Stores and Check Cashing Merchants.                           340                   418
                                                                            ---                   ---

Total............................................                           985                 1,057
                                                                            ===                 =====



------------------------------------------------------------------------------------------------------


                                                                           Three Months Ended
                                                                             September 30,
                                                                   -----------------------------------
Operating Data:                                                        2001                 2002
                                                                   -------------        --------------

Face amount of checks cashed (in
millions)........................................................  $        727          $        762
Face amount of average check.....................................  $        329          $        360
Face amount of average check (excluding Canada and the United
   Kingdom)......................................................  $        352          $        402
Average fee per check............................................  $      11.38          $      12.51
Number of checks cashed (in thousands)...........................         2,208                 2,115
Adjusted EBITDA (in thousands)1..................................  $     12,347          $     10,704
Adjusted EBITDA Margin1..........................................         25.1%                 20.3%


------------------------------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                             September 30,
                                                                   -----------------------------------
Collections Data:                                                      2001               2002
                                                                   -------------        --------------

Face amount of returned checks (in thousands)......................$      7,829          $      6,869
Collections (in thousands).........................................       5,786                 4,943

                                                                    -----------           -----------
Net write-offs (in thousands)......................................$      2,043          $      1,926
                                                                    ===========           ===========

Collections as a percentage of
   returned checks.................................................       73.9%                 71.8%
Net write-offs as a percentage of
   check cashing revenues..........................................        8.1%                  7.3%
Net write-offs as a percentage of the
   face amount of checks cashed....................................       0.28%                 0.25%



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


                                                               Three months ended
                                                                 September 30,
                                                       -----------------------------------

                                                            2001                2002
                                                       ---------------      --------------


        Net income                                      $       1,844       $         811

        Add:
        Loss on store closings and sales                           88                 488
        Other depreciation and amortization                     2,019               2,462
        Interest expense                                        4,754               4,931
        Other (Foreign currency loss)                             503                 102
        Income tax provision                                    3,139               1,910
                                                       -----------------------------------
        Adjusted EBITDA                                $       12,347       $      10,704
                                                       ===================================



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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at September 30, 2002 and the results of operations for the three months ended September 30, 2002 and 2001. The results for the three months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Critical Accounting Principles and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting  policies  that affect the more  significant  judgments and estimates used in the preparation of its financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, loss reserves, intangible assets and income taxes. The Company states these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. The estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

Loss Reserves

The Company acts as a servicer for County Bank of Rehoboth Beach, Delaware ("County Bank"), marketing unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of 7 to 23 days. Under this program, the Company earns servicing fees which are subject to adjustment if the related loans are not collected. The Company maintains a reserve for these estimated adjustments. In addition, the Company maintains a reserve for anticipated losses for loans it makes directly. In order to estimate the appropriate level of these reserves, the Company analyzes the amount of outstanding loans owed to the Company, as well as loans owed to banks and serviced by the Company, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods.

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

Income Taxes

As part of the process of preparing its consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involved estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. The Company has not provided for a valuation allowance because it believes that its deferred tax assets will be recovered from future taxable income.



RESULTS OF OPERATIONS


Revenue Analysis

                        Three Months Ended September 30,
-----------------------------------------------------------------------------------------------

                                                                           (Percentage of
                                            ($ in thousands)               total revenue)
                                        --------------------------     ------------------------
                                           2001           2002          2001           2002

                                        -----------    -----------     --------      ----------


Check cashing...........................$   25,124     $   26,454        51.0%          50.2%
Consumer lending revenues, net..........    17,218         18,935        35.0           36.0
Money transfer fees.....................     2,460          2,788         5.0            5.3
Government services.....................       407            435         0.8            0.8
Other revenue...........................     4,014          4,041         8.2            7.7
                                        -----------    -----------     --------      ----------
Total revenue...........................$   49,223     $   52,653       100.0%         100.0%
                                        ===========    ===========     ========      ==========

-----------------------------------------------------------------------------------------------


QUARTER COMPARISON

Total revenues were $52.7 million for the three months ended September 30, 2002 compared to $49.2 million for the three months ended September 30, 2001, an increase of $3.5 million or 7.1%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $2.7 million or 11.0%. New store openings accounted for an increase of $1.1 million while closed stores accounted for a decrease of $300,000.


Store and Regional Expense Analysis

                        Three Months Ended September 30,
------------------------------------------------------------------------------------------------

                                                                      (Percentage of
                                       ($ in thousands)               total revenue)
                                   --------------------------    --------------------------
                                      2001           2002          2001            2002
                                   -----------    -----------    ----------      ----------


Salaries and benefits .............$   15,044     $   17,147        30.6%           32.6%
Occupancy..........................     4,625          4,799         9.4             9.1
Depreciation.......................     1,482          1,619         3.0             3.1
Other..............................    11,980         12,857        24.3            24.4
                                   -----------    -----------    ----------      ----------
Total store and regional expenses..$   33,131     $   36,422        67.3%           69.2%
                                   ===========    ===========    ==========      ==========



------------------------------------------------------------------------------------------------

QUARTER COMPARISON

Store and  regional  expenses  were $36.4  million  for the three  months  ended
September  30,  2002  compared  to $33.1  million  for the  three  months  ended
September 30, 2001, an increase of $3.3 million or 10.0%. New store openings accounted for an increase of $500,000 while closed stores accounted for a decrease of $500,000. Comparable retail store and franchised store expenses for the entire period increased $1.9 million. In addition, costs associated with Money Mart(R) Express' independent transmitters increased $1.2 million due to growth in that business. For the three months ended September 30, 2002 total store and regional expenses increased to 69.2% of total revenue compared to 67.3% of total revenue for the three months ended September 30, 2001.



Other Expense Analysis

                        Three Months Ended September 30,
----------------------------------------------------------------------------------------------

                                                                       (Percentage of
                                         ($ in thousands)              total revenue)
                                     --------------------------    ------------------------
                                       2001           2002           2001           2002
                                     ----------    ------------    ---------      ---------


Corporate expenses...................$   5,730      $    7,248        11.6%          13.8%
Loss on store closings
   and sales.........................       88             488         0.2            0.9
Other depreciation and amortization..      537             843         1.1            1.6
Interest expense.....................    4,754           4,931         9.7            9.4
Income tax provision.................    3,139           1,910         6.4            3.6


-------------------------------------------------------------------------------------------

QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $7.2 million for the three months ended September 30, 2002 compared to $5.7 million for the three months ended September 30, 2001, an increase of $1.5 million or 26.3%. The increase was due to costs associated with the implementation of enhanced transaction processing systems, the establishment of new business development strategies, professional fees associated with the Company's new banking relationship for its consumer lending product and increased salaries and benefits associated with the growth of foreign operations.

Loss on store closings and sales

Loss on store closings and sales were $500,000 for the three months ended September 30, 2002 compared to $100,000 for the three months ended September 30, 2001. The Company anticipates closing certain of its unprofitable stores during fiscal year 2003 and is currently evaluating the locations to be closed.

Interest Expense

Interest expense was $4.9 million for the three months ended September 30, 2002 and was $4.8 million for the three months ended September 30, 2001, an increase of $100,000 or 2.1%. This increase is primarily attributable to the increase in the average borrowing rates of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired stores and investments in technology.

Income Taxes

The provision for income taxes was $1.9 million for the three months ended September 30, 2002 compared to $3.1 million for the three months ended September 30, 2001, a decrease of $1.2 million. The Company's effective tax rate is significantly greater than the federal statutory rate of 35% for the three months ended September 30, 2002 due to state and foreign taxes.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2002, cash and cash equivalents decreased $9.3 million. Net cash used in operations was $2.7 million which was primarily a result of the timing of settlement payments related to the Company's consumer lending product and an increase in the loans the Company makes directly.

Loans and other receivables increased due to the timing of settlement payments related to the Company's consumer lending product and an increase in Company funded unsecured short-term loans, primarily in California. Accrued interest increased due to the timing of the semi-annual interest payment on the 10 7/8% Senior Notes due in November 2006 (the "Senior Notes") and the Senior Subordinated Notes.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings common stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance store expansion. For the three months ended September 30, 2002 and 2001, the Company had net cash (used in) provided by operating activities of ($2.7) million and $7.4 million, respectively. The decrease in net cash provided by operations was primarily the result of increases in loans and other receivables due to the timing of settlement payments related to the Company's consumer lending product and an increase in Company funded unsecured short-term loans, primarily in California. For the three months ended September 30, 2002, the Company had made capital expenditures of $1.1 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $6.8 million during its fiscal year ending June 30, 2003, for remodeling and relocation of certain existing stores and for opening new stores.

On September 30, 2002, The Company negotiated and executed the First Amendment to the Amended and Restated Credit Agreement and Waiver ("Revolving Credit Facility"). This agreement increased the allowable short-term loans made by the Company from $15 million to $19 million through the earlier of: (i) November 29, 2002 or (ii) the sale of certain assets. If the sale of these certain assets is consummated prior to November 29, 2002, the total outstanding short-term loans is limited to $12 million for 30 calendar days upon which the limit is lowered to $10 million thereafter. The Company believes that through the sale of loans and management of originations and extensions, it will reduce short-term loans outstanding to the required amounts within the period specified and will remain in compliance with this debt covenant.

At September 30, 2002, the Company exceeded the limit on one of its financial covenants related to its First Amended and Restated Credit Agreement and Waiver. On November 15, 2002, the Company negotiated and executed the Second Amendment to the Amended and Restated Credit Agreement and Waiver, under which the Company's lenders waived and modified that requirement as of September 30, 2002 and modified the pricing structure of the credit facility. The modified pricing structure increases the Company's borrowing rate under the facility from interest at one-day Eurodollar, as defined, plus 3.50% to interest at one-day Eurodollar, as defined, plus 4.00%.

The Company's borrowing capacity under the Revolving Credit Facility is limited to the total commitment of $80 million less a letter of credit of $8.0 million issued by Wells Fargo Bank, which secures the United Kingdom overdraft facility. At September 30, 2002 the Company's borrowing capacity was $72 million. The
Company's restated Revolving Credit Facility also contains provisions for reductions in the facility of $5 million within the earlier of (i) November 29, 2002 or (ii) the sale of certain assets. The facility will be reduced upon the sale of such certain assets by 75% of the net cash proceeds received on the date of the consummation of the sale. Such reduction must be at least $3 million by June 30, 2003. The restated Revolving Credit Facility also contains a provision for a further reductions of $1.5 million by September 30, 2003 and an additional $1.5 million by December 31, 2003. Additionally, the restated Revolving Credit Facility contains provisions for an additional reduction in the facility of $5 million during the period April 1 to December 14 of any calendar year following the (i) earlier of 180 days of the effective date of the agreement or (ii) the sale of certain assets. The borrowings under the Revolving Credit Facility as of September 30, 2002 were $65.7 million. The Senior Notes, Senior Subordinated Notes and the Revolving Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.4 million, of which there was no outstanding balance as of September 30, 2002. For the Company's United Kingdom operations, the Company also has a British pound overdraft facility which provides for a commitment of up to approximately $6.0 million; however $8.8 million was outstanding in accordance with an agreement with the bank to exceed the commitment at September 30, 2002. The Company believes it will remain in compliance with its debt covenants for the next twelve months.

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


Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below:


                                                                   Payments Due by Period
                                        -------------------------------------------------------------------------------

                                                         Less than                                            After
                                           Total           1 Year        1 - 3 Years       4 - 5 Years       5 Years
                                        ------------    -------------    -------------     -------------    -----------


Revolving credit facilities..........   $   74,454      $    8,754       $    65,700       $         -      $       -
Long-term debt
   10 7/8% Senior Notes due
    November 15, 2006................      109,190               -                 -           109,190              -
   10 7/8% Senior Subordinated
    Notes due December 31, 2006......       20,000               -                 -            20,000              -
Operating Leases.....................       47,616          10,728            20,886             7,770          8,232
Other................................           21              21                 -                 -              -
                                        ------------    -------------    -------------     -------------    -----------

Total contractual cash obligations...   $  251,281      $   19,503       $    86,586       $   136,960      $   8,232
                                        ============    =============    =============     =============    ===========



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There were no material changes for Quantitative and Qualitative Disclosures About Market Risk from the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

        99.1 Certifications of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99.2 Certifications of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DOLLAR FINANCIAL GROUP, INC.
                                   *By:      /s/ DONALD GAYHARDT
Dated:    November 15, 2002        ------------------------------------

                                   Name:  Donald Gayhardt
                                   Title: President and Chief Financial Officer (principal financial and chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.

                                 CERTIFICATIONS


I, Jeffrey A. Weiss, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dollar Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 15, 2002

 /s/JEFFREY A. WEISS
-----------------------------------

 Jeffrey A. Weiss

 Chairman of the Board of Directors and

 Chief Executive Officer

I, Donald Gayhardt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dollar Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 15, 2002

 /s/ DONALD GAYHARDT
-----------------------------------
 Donald Gayhardt

 President and Chief Financial Officer