Form 10-Q
period 2002-12-31
DOLLAR FINANCIAL GROUP INC
filed 2003-02-14
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              -------------------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2002

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

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 14, 2003, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX




PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2002
         and December 31, 2002 (unaudited)...........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three and Six
         Months Ended December 31, 2001 and 2002.....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2001 and 2002............................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    17

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    25

Item 4.  Controls and Procedures.....................................................................    25


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    26

Item 2.  Changes in Securities and Use of Proceeds...................................................    26

Item 3.  Defaults Upon Senior Securities.............................................................    26

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    26

Item 5.  Other Information...........................................................................    26

Item 6.  Exhibits and Reports on Form 8-K............................................................    26



                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                  June 30,             December 31,
                                                                                   2002                   2002
                                                                               ----------------     -----------------
ASSETS                                                                                                (unaudited)

Cash and cash equivalents...................................................   $       86,633         $       63,627
Loans and other receivables, net of reserve of $2,862 and $2,388............           20,542                 20,813
Loans receivable pledged....................................................                -                  8,000
Income taxes receivable.....................................................                -                  4,339
Prepaid expenses  ..........................................................            6,745                  6,185
Notes receivable - officers.................................................            2,756                  2,756
Due from parent  ...........................................................            3,606                  4,139
Property and equipment, net of accumulated depreciation
    of  $30,119 and $33,819.................................................           30,510                 27,614
Goodwill and other intangibles, net of accumulated
    amortization of $21,070 and $21,137.....................................          132,264                134,341
Debt issuance costs, net of accumulated amortization of
     $6,153 and $7,039......................................................            6,292                  6,099
Other.......................................................................            1,964                  1,713
                                                                               ---------------       ---------------

                                                                                $     291,312        $       279,626
                                                                               ===============       ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  ..........................................................    $      18,249         $       11,178
Income taxes payable........................................................            1,831                      -
Accrued expenses............................................................            7,932                 12,443
Accrued interest payable....................................................            1,539                  1,740
Deferred tax liability......................................................               55                  1,101
Revolving credit facilities.................................................           78,936                 60,963
10-7/8 % Senior Notes due 2006..............................................          109,190                109,190
Other collateralized borrowings.............................................                -                  8,000
Subordinated notes payable and other........................................           20,065                 20,277
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2002 and December 31, 2002.....................................                -                      -
Additional paid-in capital..................................................           50,957                 50,957
Retained earnings...........................................................            6,903                  7,464
Accumulated other comprehensive loss........................................          (4,345)                (3,687)
                                                                             -----------------      -----------------
    Total shareholder's equity..............................................           53,515                 54,734
                                                                             -----------------      -----------------

                                                                               $      291,312         $      279,626
                                                                             =================      =================


     See notes to interim unaudited consolidated financial statements.


                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                       Three Months Ended                Six Months Ended
                                                                          December 31,                     December 31,
                                                                  ---------------------------------------------------------------

                                                                     2001             2002            2001              2002
                                                                  ------------     ------------    ------------     -------------

Revenues .......................................................  $    51,078       $   53,290      $  100,301      $    105,943
Store and regional expenses:
   Salaries and benefits........................................       16,348           17,281          31,392            34,428
   Occupancy....................................................        4,521            4,673           9,146             9,472
   Depreciation.................................................        1,550            1,624           3,032             3,243
   Other........................................................       12,318           12,161          24,298            25,018
                                                                  ------------     ------------    ------------     -------------

Total store and regional expenses...............................       34,737           35,739          67,868            72,161
Corporate expenses..............................................        5,212            7,738          10,942            14,986
Loss on store closings and sales and other restructuring........           91            1,802             179             2,290
Other depreciation and amortization.............................          542              845           1,079             1,688
Interest expense  (net of interest income of $53, $46, $149
  and $88) .....................................................        4,635            4,893           9,389             9,824
Establishment of reserve for legal matter.......................            -            2,500               -             2,500
                                                                  ------------     ------------    ------------     -------------

Income (loss) before income
taxes...........................................................        5,861            (227)          10,844             2,494
Income tax provision............................................        3,693               23           6,832             1,933
                                                                  ------------     ------------    ------------     -------------

Net income (loss)...............................................  $     2,168      $     (250)     $     4,012      $        561
                                                                  ============     ============    ============     =============










     See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                        2001                  2002
                                                                                   ----------------       --------------
Cash flows from operating activities:
Net income.......................................................................    $       4,012          $       561
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization..............................................             4,843                5,817
     Establishment of reserve for legal matter...................................                -                2,500
     Loss on store closings and sales and other restructuring....................              179                2,290
     Deferred tax provision.....................................................             1,352                1,046
     Change in assets and liabilities (net of effect of acquisitions):
         Increase in loans and other
           receivables...........................................................          (3,199)              (8,022)
         Increase in income taxes receivable.....................................                -              (6,193)
         Decrease in prepaid expenses and other..................................              348                  940
         Decrease in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable.........................          (7,170)              (6,031)
                                                                                   ----------------       --------------
Net cash provided by (used in) operating activities..............................              365              (7,092)
Cash flows from investing activities:
  Acquisitions, net of cash acquired.............................................             (163)             (1,261)
  Additions to property and equipment............................................           (4,428)             (3,130)
                                                                                   ----------------       --------------
Net cash used in investing activities............................................           (4,591)             (4,391)
Cash flows from financing activities:
  Other debt (payments) borrowings ..............................................              (53)               8,008
  Net increase (decrease) in revolving credit facilities.........................             3,406            (17,973)
  Payment of debt issuance costs.................................................                 -               (688)
  Net increase in due from parent................................................             (531)               (533)
                                                                                   ----------------       --------------

Net cash provided by (used in) financing activities..............................             2,822            (11,186)
Effect of exchange rate changes on cash and cash equivalents.....................             (766)               (337)
                                                                                   ----------------       --------------

Net decrease in cash and cash equivalents........................................           (2,170)            (23,006)
Cash and cash equivalents at beginning of period.................................            72,452              86,633
                                                                                   ----------------       --------------

Cash and cash equivalents at end of period.......................................    $       70,282        $     63,627
                                                                                   ================       ==============





     See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments and certain other items described below), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Operations

     Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of December 31, 2002. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,083 locations (of which 619 are Company owned) operating as Money Mart(R), The Money Shop and Loan Mart(R) in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary, Money Mart(R) Express (formerly known as moneymart.com(TM)), services and originates short-term consumer loans through 329 independent document transmitters in 15 states.

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

     There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at December 31, 2002, and the consolidating statements of operations and cash flows for the six month period ended December 31, 2002 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign subsidiaries and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.
   NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                          CONSOLIDATING BALANCE SHEETS
                                December 31, 2002
                                 (In thousands)



                                                    Dollar          Domestic         Foreign
                                                   Financial       Subsidiary       Subsidiary
                                                  Group, Inc.      Guarantors       Guarantors       Eliminations      Consolidated
                                                  ------------    -------------    -------------    ---------------    ------------
ASSETS

Cash and cash equivalents......................  $    8,123     $     27,182     $     28,322       $            -     $     63,627
Loans and other receivables, net...............       9,113            4,310            7,551                (161)           20,813
Loans receivable pledged.......................           -                -            8,000                    -            8,000
Income taxes receivable........................      13,854                -              647             (10,162)            4,339
Prepaid expenses...............................         944            1,814            3,427                    -            6,185
Deferred income taxes..........................         936                -                -                (936)                -
Notes receivable-officers......................       2,756                -                -                    -            2,756
Due from affiliates............................           -           63,114                -             (63,114)                -
Due from parent................................       4,139                -                -                    -            4,139
Property and equipment, net....................       6,513            9,281           11,820                    -           27,614
Goodwill and other intangibles, net............         114           56,343           77,884                    -          134,341
Debt issuance costs, net.......................       5,894                -              205                    -            6,099
Investment in subsidiaries.....................     198,752            9,801            6,705            (215,258)                -
Other..........................................         249              599              865                    -            1,713
                                                  ------------    -------------    -------------    ---------------    -------------

                                                 $  251,387       $  172,444     $    145,426     $      (289,631)     $    279,626
                                                  ============    =============    =============    ===============    =============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable...............................  $       27     $      6,439     $      4,712     $            -     $       11,178
Income taxes payable...........................           -           10,162                -           (10,162)                  -
Accrued expenses...............................       3,230            4,667            4,546                  -             12,443
Accrued interest payable.......................       1,537                -              364              (161)              1,740
Deferred tax liability.........................           -            2,037                -              (936)              1,101
Due to affiliates..............................       3,880                -           59,234           (63,114)                  -
Revolving credit facilities....................      58,464                -            2,499                  -             60,963
10-7/8% Senior Notes due 2006..................     109,190                -                -                  -            109,190
Other collateralized borrowings................           -                -            8,000                  -              8,000
Subordinated notes payable and other...........      20,000                -              277                  -             20,277
                                                 ------------      -------------   -------------     -------------     -------------

                                                    196,328           23,305           79,632           (74,373)            224,892


Shareholder's equity:
Common stock....................................          -                -                -                  -                  -
Additional paid-in capital......................     50,957           85,524           27,304          (112,828)             50,597
Retained earnings...............................      7,464           63,001           39,429          (102,430)              7,464
Accumulated other comprehensive (loss)
   income.......................................    (3,362)              614            (939)                  -            (3,687)
                                                  ------------    -------------    -------------    ---------------    -------------
Total shareholder's equity......................     55,059          149,139           65,794          (215,258)             54,734
                                                  ------------    -------------    -------------    ---------------    -------------
                                                 $  251,387     $    172,444     $    145,426     $    (289,631)     $      279,626
                                                  ============    =============    =============    ===============    =============


                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       Six Months Ended December 31, 2002
                                 (In thousands)



                                                          Dollar        Domestic        Foreign
                                                         Financial     Subsidiary      Subsidiary
                                                        Group, Inc.    Guarantors      Guarantors      Eliminations    Consolidated
                                                        ------------   ------------    -----------     -----------     ------------

Revenues.............................................   $         -    $    52,774     $   53,169      $        -      $   105,943
Store and regional expenses:
   Salaries and benefits.............................             -         20,997         13,431               -           34,428
   Occupancy.........................................             -          5,717          3,755               -            9,472
   Depreciation......................................             -          1,650          1,593               -            3,243
   Other.............................................             -         15,656          9,362               -           25,018
                                                        ------------   ------------    -----------     -----------     ------------
Total store and regional expenses....................             -         44,020         28,141               -           72,161

Corporate expenses...................................         9,215             67          5,704               -           14,986
Management fees......................................       (4,992)          4,570            422               -                -
Loss on store closings and sales and other
restructuring........................................           100          2,093             97               -            2,290
Other depreciation and amortization..................           978             31            679               -            1,688
Interest expense (income)............................         8,398          2,117          (691)               -            9,824
Establishment of reserve for legal matter............             -          2,500              -               -            2,500

                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before income taxes ...................      (13,699)        (2,624)         18,817               -            2,494
Income tax (benefit) provision ......................       (5,166)          1,748          5,351               -            1,933
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before equity in net (loss) income
     of subsidiaries.................................       (8,533)        (4,372)         13,466               -              561
Equity in net (loss) income of subsidiaries:
Domestic subsidiary guarantors.......................       (4,372)              -              -           4,372                -
Foreign subsidiary guarantors........................        13,466              -              -        (13,466)                -
                                                        ------------   ------------    -----------     -----------     ------------
Net income (loss)....................................   $       561    $   (4,372)     $   13,466      $  (9,094)      $       561
                                                        ============   ============    ===========     ===========     ============




                          DOLLAR FINANCIAL GROUP, INC.

    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 2002
                                 (In thousands)



                                                          Dollar          Domestic       Foreign
                                                         Financial       Subsidiary     Subsidiary
                                                         Group,Inc.      Guarantors     Guarantors       Eliminations  Consolidated

                                                         -----------     -----------    ------------     ------------  -------------
Cash flows from operating activities:
Net income (loss)  ..................................    $      561      $  (4,372)     $    13,466      $   (9,094)    $       561
Adjustments to reconcile net income (loss)  to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..........       (9,094)               -               -            9,094              -
       Depreciation and amortization.................         1,864           1,679           2,274                -          5,817
       Establishment of reserve for legal matter....             -            2,500               -                -          2,500
       Loss on store closings and sales and other
         restructuring...............................           100           2,093              97                -          2,290
       Deferred tax provision........................           230             816               -                -          1,046
       Change in assets and liabilities (net of
        effect of
        acquisitions):
        (Increase) decrease in loans and other
         receivables.................................       (5,352)           3,080         (1,338)          (4,412)        (8,022)
        Increase in income taxes receivable..........       (5,398)               -           (647)            (148)        (6,193)
        (Increase) decrease in prepaid expenses and
         other.......................................         (237)             100           1,077                -            940
        (Decrease) increase in accounts payable, income
         taxes payable, accrued expenses, accrued
         interest payable..............................     (1,816)              59         (8,834)            4,560        (6,031)
                                                         -----------     -----------    ------------     ------------    -----------
Net cash (used in) provided by operating activities..      (19,142)           5,955           6,095                -        (7,092)

Cash flows from investing activities:
     Acquisitions, net of cash acquired..............             -               -         (1,261)                -        (1,261)
     Additions to property and equipment.............         (482)           (465)         (2,183)                -        (3,130)
     Net increase in due from affiliates.............             -        (19,713)               -           19,713              -
                                                         -----------     -----------    ------------     ------------   ------------
Net cash used in investing activities................         (482)        (20,178)         (3,444)           19,713        (4,391)

Cash flows from financing activities:
     Other debt borrowings...........................             -               -           8,008                -          8,008
     Net decrease in revolving credit facilities.....      (10,136)               -         (7,837)                -       (17,973)
     Payment of debt issuance costs..................         (488)               -           (200)                -          (688)
     Net increase in due from parent.................         (533)               -               -                -          (533)
     Net increase (decrease) in due to affiliates....        37,158               -        (17,445)         (19,713)              -
                                                         -----------     -----------    ------------     ------------    -----------
Net cash provided by (used in) financing activities..        26,001               -        (17,474)         (19,713)       (11,186)
Effect of exchange rate changes on cash and cash
     equivalents.....................................             -               -           (337)                -          (337)
                                                         -----------     -----------    ------------     ------------    -----------
Net increase (decrease) in cash and cash equivalents.         6,377        (14,223)        (15,160)                -       (23,006)
Cash and cash equivalents at beginning of period.....         1,746          41,405          43,482                -         86,633
                                                         -----------     -----------    ------------     ------------    -----------
Cash and cash equivalents at end of period...........    $    8,123      $   27,182     $    28,322       $        -    $    63,627
                                                         ===========     ===========    ============     ============   ============


                          DOLLAR FINANCIAL GROUP, INC.

3. GOODWILL AND OTHER INTANGIBLES

     In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the six months ended December 31, 2002 was $86,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                                     Year          Amount
                                                     ----        --------
                                                     2003      $  173,000
                                                     2004          95,000
                                                     2005          19,000
                                                     2006               -
                                                     2007               -

     The following table reflects the components of intangible assets as of December 31, 2002 (in thousands):


                                                           June 30, 2002                             December 31, 2002
                                               ---------------------------------------     ---------------------------------------

                                                Gross Carrying          Accumulated         Gross Carrying          Accumulated
                                                    Amount             Amortization             Amount             Amortization
                                               ------------------    ----------------     ------------------     ----------------


Non-amortized intangible assets
     Cost in excess of net assets acquired     $      150,954         $        18,977      $         153,117      $        18,977

Amortized intangible assets:
     Covenants not to compete                           2,380                   2,093                  2,361                2,160


4.   COMPREHENSIVE INCOME

     Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive income for the periods stated:

                                                        Three Months Ended                       Six Months Ended
                                                           December 31,                            December 31,
                                                 ----------------------------------      ----------------------------------
                                                     2001               2002                 2001                 2002
                                                 --------------    ----------------      -------------        -------------

Net income (loss)                                $       2,168         $     (250)       $      4,012         $        561
Foreign currency translation adjustment                (1,360)               2,054            (2,471)                  658
                                                 --------------    ----------------      -------------        -------------

Total comprehensive income                       $         808         $     1,804       $      1,541         $      1,219
                                                 ==============    ================      =============        =============



                          DOLLAR FINANCIAL GROUP, INC.

    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


5.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                             United                        United
                                                             States          Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------
As of and for the three months
   ended December 31, 2001

Identifiable assets                                     $        148,700  $     68,574  $      58,858  $      276,132
Sales to unaffiliated customers                                   29,020        13,517          8,541          51,078
Income before income taxes                                           686         3,879          1,296           5,861
Income tax  provision                                              2,238         1,329            126           3,693
Net (loss) income                                                (1,552)         2,550          1,170           2,168

For the six months
   ended December 31, 2001

Sales to unaffiliated customers                         $         56,284  $     27,018  $      16,999  $      100,301
Income before income taxes                                           520         7,961          2,363          10,844
Income tax provision                                               3,835         2,688            309           6,832
Net (loss) income                                                (3,315)         5,273          2,054           4,012


As of and for the three months
   ended December 31, 2002

Identifiable assets                                     $        140,905  $     69,688  $      69,033  $      279,626
Sales to unaffiliated customers                                   26,694        16,085         10,511          53,290
(Loss) income before income taxes                                (7,492)         5,156          2,109           (227)
Income tax (benefit) provision                                     (924)           308            639              23
Net (loss) income                                                (6,568)         4,848          1,470           (250)

For the six months
   ended December 31, 2002

Sales to unaffiliated customers                         $         52,774  $     32,459  $      20,710  $      105,943
(Loss) income before income taxes                               (16,323)        14,977          3,840           2,494
Income tax (benefit) provision                                   (3,418)         4,190          1,161           1,933
Net (loss) income                                               (12,905)        10,787          2,679             561



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

7.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In fiscal year 2002, put options were purchased to protect quarterly earnings in the United Kingdom and Canada against foreign exchange fluctuations.

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

8.   CONTINGENT LIABILITIES

     In August 2000, a former employee instituted an action against the Company in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of the Company's California stores. The complaint alleges that the putative class was misclassified as "exempt" for wage-and-hour purposes and that they worked uncompensated hours since 1996 for which they were entitled to receive overtime compensation. The relief sought includes damages, interest and attorneys' fees. The Company's motion to compel arbitration of the claim was granted, and the Company has been defending the arbitration of the claim. No class has been certified in the arbitration, and the determination of whether the claim may proceed on a class basis is not expected to be made until fiscal 2004. In mid-January 2003, the Company offered to each individual member of the putative class an amount intended in good faith to settle the claims of such individuals. The Company accrued $2.5 million at December 31, 2002 related to this matter. Management of the Company believes that a substantial majority of these settlement offers will be accepted. It is presently undetermined whether the unsettled claims of any remaining putative class members will proceed in class form or otherwise. The Company believes it has meritorious defenses to such unsettled claims and plans to defend them vigorously. The Company believes it has adequately provided for the costs associated with this matter.

     On January 29, 2003, an action was commenced by a former customer of the Company against the Company's Canadian subsidiary and 24 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. The Company believes it has meritorious defenses to the action and has engaged counsel to defend the action, which it intends to do vigorously. The action is at its earliest stages, and management of the Company is presently unable to evaluate the likelihood of any particular outcome at this date.

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

                          DOLLAR FINANCIAL GROUP, INC.

   NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)



9.   LOSS ON STORE CLOSINGS AND SALES AND OTHER RESTRUCTURING

     For the six months ended December 31, 2002, the Company provided $1.3 million for the closure costs associated with the shut down of 27 underperforming stores. In addition, the Company provided $400,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

10.   DEBT OBLIGATIONS

     On November 15, 2002 the Company entered into a Participation and Servicing Agreement ("Agreement") with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. The transfer of assets is treated as a financing under FAS 140 and is included in Other Collateralized Borrowings on the balance sheet. The Agreement gives the third party a first priority lien, charge, and security interest in the assets pledged. The Agreement provides for collateralized borrowings up to $10.0 million of which $8.0 million of the loans receivable had been pledged at December 31, 2002. Under the Agreement, the third party retains the right to reduce the amount of borrowings to no less than $4.0 million. The Company pays an annual interest rate of 15.6% on the amount borrowed which is subject to loss rates on the related loans and can increase to a maximum of 32.4% per annum. The Agreement expires on September 30, 2003, however the term of the Agreement is automatically renewed each year for a term of twelve months, unless either party terminates it.

                          DOLLAR FINANCIAL GROUP, INC.

    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                          SUPPLEMENTAL STATISTICAL DATA

                                                                         December 31,
Company Operating Data:                                             2001                  2002
                                                                -------------         -------------

Stores in operation:
   Company-Owned.................................                     648                   619
   Franchised Stores and Check Cashing Merchants.                     356                   464
                                                                      ---                   ---

Total............................................                   1,004                 1,083
                                                                    =====                 =====


---------------------------------------------------------------------------------------------------------------------------


                                                                    Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                ----------------------------    ----------------------------
Operating Data:                                                    2001             2002           2001            2002
                                                                ------------     -----------    -----------    -------------

Face amount of checks cashed (in millions)....................  $       723      $      752     $    1,444      $     1,515
Face amount of average check..................................  $       333      $      352     $      332      $       356
Face amount of average check (excluding Canada and the United
   Kingdom)...................................................  $       354      $      413     $      353      $       407
Average fee per check.........................................  $     11.71      $    12.40     $    11.63      $     12.45
Number of checks cashed (in thousands)........................        2,168           2,138          4,344            4,253
Adjusted EBITDA (in thousands)1...............................  $    12,837      $   11,431     $   25,184      $    22,135
Adjusted EBITDA Margin1.......................................        25.1%           21.5%          25.1%            20.9%

--------------------------------------------------------------- ---------------------------- -- ----------------------------

                                                                    Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                ----------------------------    ----------------------------
Collections Data:                                                  2001             2002           2001            2002
                                                                ------------     -----------    -----------    -------------


Face amount of returned checks (in thousands).................  $     7,630      $    6,408     $   15,459      $    13,277
Collections (in thousands)....................................        5,162           4,871         10,946            9,814
                                                                -----------      -----------    -----------     ------------

Net write-offs (in thousands).................................  $     2,468      $    1,537     $    4,513      $     3,463
                                                                ===========      ===========    ===========     ============


Collections as a percentage of
   returned checks............................................        67.6%           75.9%          70.8%            73.8%
Net write-offs as a percentage of
   check cashing revenues.....................................         9.7%            5.8%           8.9%             6.5%
Net write-offs as a percentage of the
   face amount of checks cashed...............................        0.34%           0.20%          0.31%            0.23%





------------------------------------------------------------------------------------------------------------------------------

     The following chart presents a summary of the Company's consumer lending revenues for the periods indicated below:




                                                                                  Consumer Lending Revenue
                                                                                       (In thousands)
                                                                --------------------------------------------------------------


                                                                     Three Months Ended                Six Months Ended
                                                                        December 31,                     December 31,
                                                                -----------------------------    -----------------------------

                                                                    2001            2002            2001             2002
                                                                -------------    ------------    ------------    -------------

Servicing revenues..........................................    $     13,163     $     8,825     $    24,985     $     17,008
Company originated domestic revenues........................             545           3,855             865            7,335
Company originated foreign revenues.........................           5,274           7,231          10,350           14,503

                                                                -------------    ------------    ------------    -------------

Total consumer lending revenues, net........................    $     18,982     $    19,911     $    36,200     $     38,846
                                                                =============    ============    ============    =============

     1Adjusted EBITDA is earnings before interest, income taxes, depreciation, amortization, establishment of reserve for legal matter, foreign currency loss
(gain), and loss on store closings and sales and other restructuring. Adjusted EBITDA does not represent cash flows as defined by accounting principles generally accepted in the United States and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other measures of liquidity determined in accordance with accounting principles generally accepted in the United States. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues. Management believes that these ratios should be reviewed by prospective investors because the Company uses them as one means of analyzing its ability to service its debt, and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion, and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies. The table below reconciles net income (loss) as reported on the Statement of Operations to Adjusted EBITDA:


                                                                     Three months ended               Six Months Ended
                                                                        December 31,                    December 31,
                                                                 ----------------------------    ---------------------------

                                                                    2001             2002           2001           2002
                                                                 ------------     -----------    -----------    ------------


        Net income (loss)                                         $    2,168      $    (250)     $   4,012        $     561
        Add:
        Loss  on  store   closings   and   sales  and  other
        restructuring                                                     91           1,802            179           2,290
        Depreciation and amortization                                  2,093           2,469          4,112           4,931
        Interest expense                                               4,635           4,893          9,389           9,824
        Foreign currency loss (gain)                                     157             (6)            660              96
        Income tax provision                                           3,693              23          6,832           1,933
        Establishment of reserve for legal matter                          -           2,500              -           2,500

                                                                 ----------------------------    ---------------------------
        Adjusted EBITDA                                           $   12,837      $   11,431     $   25,184       $  22,135
                                                                 ============================    ===========================



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

     The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at December 31, 2002 and the results of operations for the three and six months ended December 31, 2002 and 2001. The results for the three and six months ended December 31, 2002 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

Loss Reserves

     The Company acts as a servicer for County Bank of Rehoboth Beach, Delaware ("County Bank") and effective October 18, 2002, First Bank of Delaware ("First Bank"), marketing unsecured short-term loans to customers with established bank accounts and verifiable employment. Loans are made for amounts up to $500, with terms of 7 to 23 days. Under this program, the Company earns servicing fees which are subject to reduction if the related loans are not collected. The
Company maintains a reserve for these estimated reductions. In addition, the Company maintains a reserve for anticipated losses for loans it makes directly. In order to estimate the appropriate level of these reserves, the Company analyzes the amount of outstanding loans owed to the Company, as well as loans owed to banks and serviced by the Company, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods.

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

Income Taxes

     As part of the process of preparing its consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance.

RESULTS OF OPERATIONS

Revenue Analysis

                                        Three Months Ended December 31,                       Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                               (Percentage of                                      (Percentage of
                                   ($ in thousands)             total revenue)           ($ in thousands)           total revenue)
                               -------------------------     --------------------    -----------------------    --------------------

                                 2001           2002          2001        2002         2001         2002         2001         2002

                               ----------    -----------     -------     --------    ---------    ----------    --------    --------


Check cashing...............   $  25,388     $   26,520       49.7%        49.8%     $ 50,512     $ 52,974        50.4%       50.0%
Consumer lending revenues,net     18,982         19,911       37.2         37.4        36,200       38,846        36.1        36.7
Money transfer fees.........       2,494          2,676        4.9          5.0         4,954        5,464         4.9         5.1
Government services.........         455            413        0.9          0.8           862          848         0.9         0.8
Other revenue...............       3,759          3,770        7.3          7.0         7,773        7,811         7.7         7.4

                               ----------    -----------     -------     --------    ---------    ----------    --------    --------
Total revenue...............   $  51,078     $   53,290      100.0%       100.0%     $100,301    $ 105,943       100.0%      100.0%
                               ==========    ===========     =======     ========    =========    ==========    ========    ========


QUARTER COMPARISON

     Total revenues were $53.3 million for the three months ended December 31, 2002 compared to $51.1 million for the three months ended December 31, 2001, an increase of $2.2 million or 4.3%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $2.3 million or 4.6% New store openings accounted for an increase of $700,000 while closed stores accounted for a decrease of $800,000.

SIX MONTH COMPARISON

     Total revenues were $105.9 million for the six months ended December 31, 2002 compared to $100.3 million for the six months ended December 31, 2001, an increase of $5.6 million or 5.6%. Comparable store, franchised store and document transmitter sales for the entire period increased $4.5 million or 4.6% New store openings accounted for an increase of $2.2 million while closed stores accounted for a decrease of $1.1 million.


Store and Regional Expense Analysis

                                        Three Months Ended December 31,                       Six Months Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------

                                                               (Percentage of                                      (Percentage of
                                   ($ in thousands)             total revenue)           ($ in thousands)           total revenue)
                                ------------------------     --------------------    ------------------------    ------------------

                                  2001          2002          2001        2002         2001          2002         2001        2002

                                ----------    ----------     -------     --------    ----------    ----------    --------    ------

Salaries and benefits.........  $  16,348     $  17,281       32.0%       32.4%      $  31,392      $ 34,428      31.3%       32.5%
Occupancy.....................      4,521         4,673        8.9         8.8           9,146         9,472       9.1         8.9
Depreciation..................      1,550         1,624        3.0         3.0           3,032         3,243       3.0         3.1
Other ........................     12,318        12,161       24.1        22.8          24,298        25,018      24.2        23.6

                                ----------    ----------     -------     --------    ----------    ----------    --------    ------
Total    store   and  regional
expenses                        $  34,737     $  35,739       68.0%       67.0%      $  67,868      $ 72,161      67.6%       68.1%
                                ==========    ==========     =======     ========    ==========    ==========    ========    ======

QUARTER COMPARISON

     Store and regional expenses were $35.7 million for the three months ended December 31, 2002 compared to $34.7 million for the three months ended December 31, 2001, an increase of $1.0 million or 2.9%. New store openings accounted for an increase of $400,000 while closed stores accounted for a decrease of $700,000. Comparable retail store and franchised store expenses for the entire period increased $1.2 million. For the three months ended December 31, 2002 total store and regional expenses decreased to 67.0% of total revenue compared to 68.0% of total revenue for the three months ended December 31, 2001.

SIX MONTH COMPARISON

     Store and regional expenses were $72.2 million for the six months ended December 31, 2002 compared to $67.9 million for the six months ended December 31, 2001, an increase of $4.3 million or 6.3%. New store openings accounted for an increase of $900,000 while closed stores accounted for a decrease of $1.1 million. Comparable retail store and franchised store expenses for the entire period increased $3.1 million primarily related to foreign operations commensurate with the increase in foreign revenues. In addition, costs associated with Money Mart(R) Express' independent transmitters increased $1.4 million due to growth in that business. For the six months ended December 31, 2002 total store and regional expenses increased to 68.1% of total revenue compared to 67.6% of total revenue for the six months ended December 31, 2001.

Other Expense Analysis

                                            Three Months Ended December 31,                    Six Months Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  (Percentage of                                    (Percentage of
                                        ($ in thousands)           total revenue)          ($ in thousands)          total revenue)
                                      ----------------------    -------------------    -----------------------    -----------------

                                       2001          2002        2001       2002         2001         2002         2001       2002
                                      -------       -------     -------    -------      -------      -------      -------     ------


Corporate expenses................  $   5,212      $  7,738      10.2%       14.5%     $  10,942    $  14,986      10.9%      14.1%
Loss on  store  closings  and  sales
and other restructuring.............       91         1,802       0.2         3.4            179        2,290       0.2        2.2
Other depreciation and amortization       542           845       1.1         1.6          1,079        1,688       1.1        1.6
Interest expense ..................     4,635         4,893       9.1         9.2          9,389        9,824       9.4        9.3
Establishment  of reserve  for legal
matter.............................         -         2,500       0.0         4.7              -        2,500       0.0        2.4
Income tax provision...............     3,693            23       7.2         0.0          6,832        1,933       6.8        1.8

QUARTER COMPARISON

Corporate Expenses

     Corporate expenses were $7.7 million for the three months ended December 31, 2002 compared to $5.2 million for the three months ended December 31, 2001, an increase of $2.5 million or 48.1%. The increase was due to costs associated with the implementation of enhanced transaction processing systems, the establishment of new business development strategies, professional fees associated with the Company's new banking relationship for its consumer lending product and increased salaries and benefits associated with the growth of foreign operations.

Loss on store closings and sales and other restructuring

     Loss on store closings and sales and other restructuring was $1.8 million for the three months ended December 31, 2002 compared to $100,000 for the three months ended December 31, 2001, and increase of $1.3 million. For the three months ended December 31, 2002, the Company provided for the closure costs associated with the shutdown of 27 underperforming stores. In addition, the Company provided $400,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

     Interest expense was $4.9 million for the three months ended December 31, 2002 and was $4.6 million for the three months ended December 31, 2001, an increase of $300,000 or 6.5%. This increase is attributable to the increase in the average borrowings of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired stores and investments in technology and an increase in interest rate as a result of November 2002 amendment of the Company's Revolving Credit Facility.

Establishment of reserve for legal matter


     In August 2000, a former employee instituted an action against the Company in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of the Company's California stores. The complaint alleges that the putative class was misclassified as "exempt" for wage-and-hour purposes and that they worked uncompensated hours since 1996 for which they were entitled to receive overtime compensation. The relief sought includes damages, interest and attorneys' fees. The Company's motion to compel arbitration of the claim was granted, and the Company has been defending the arbitration of the claim. No class has been certified in the arbitration, and the determination of whether the claim may proceed on a class basis is not expected to be made until fiscal 2004. In mid-January 2003, the Company offered to each individual member of the putative class an amount intended in good faith to settle the claims of such individuals. The Company accrued $2.5 million at December 31, 2002 related to this matter. Management of the Company believes that a substantial majority of these settlement offers will be accepted. It is presently undetermined whether the unsettled claims of any remaining putative class members will proceed in class form or otherwise. The Company believes it has meritorious defenses to such unsettled claims and plans to defend them vigorously.

Income Taxes

     The provision for income taxes decreased $3.7 million for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The Company's effective tax rate does not reflect a normal relationship to the federal statutory rate of 35% for the three months ended December 31, 2002 due to state and foreign taxes.

SIX MONTH COMPARISON

Corporate Expenses

     Corporate expenses were $15.0 million for the six months ended December 31, 2002 compared to $10.9 million for the six months ended December 31, 2001, an increase of $4.1 million or 37.6%. The increase was due to costs associated with the implementation of enhanced transaction processing systems, the establishment of new business development strategies, professional fees associated with the Company's new banking relationship for its consumer lending product and increased salaries and benefits associated with the growth of foreign operations.

Loss on store closings and sales and other restructuring

     Loss on store closings and sales and other restructuring was $2.3 million for the six months ended December 31, 2002 compared to $200,000 for the six months ended December 31, 2001, an increase of $2.1 million. For the six months ended December 31, 2002, the Company provided $1.3 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, the Company provided $400,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

     Interest expense was $9.8 million for the six months ended December 31, 2002 and was $9.4 million for the six months ended December 31, 2001, an increase of $400,000 or 4.3%. This increase is attributable to the increase in the average borrowings of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology and an increase in interest rate as a result of November 2002 amendment of the Company's Revolving Credit Facility.

Establishment of reserve for legal matter


     In August 2000, a former employee instituted an action against the Company in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of the Company's California stores. The complaint alleges that the putative class was misclassified as "exempt" for wage-and-hour purposes and that they worked uncompensated hours since 1996 for which they were entitled to receive overtime compensation. The relief sought includes damages, interest and attorneys' fees. The Company's motion to compel arbitration of the claim was granted, and the Company has been defending the arbitration of the claim. No class has been certified in the arbitration, and the determination of whether the claim may proceed on a class basis is not expected to be made until fiscal 2004. In mid-January 2003, the Company offered to each individual member of the putative class an amount intended in good faith to settle the claims of such individuals. The Company accrued $2.5 million at December 31, 2002 related to this matter. Management of the Company believes that a substantial majority of these settlement offers will be accepted. It is presently undetermined whether the unsettled claims of any remaining putative class members will proceed in class form or otherwise. The Company believes it has meritorious defenses to such unsettled claims and plans to defend them vigorously.

Income Taxes

     The provision for income taxes was $1.9 million for the six months ended December 31, 2002 compared to $6.8 million for the six months ended December 31, 2001, a decrease of $4.9 million. The Company's effective tax rate does not reflect a normal relationship to the federal statutory rate of 35% for the six months ended December 31, 2002 due to state and foreign taxes.

Changes in Financial Condition

     Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2002, cash and cash equivalents decreased $23.0 million. Net cash used in operations was $7.1 million which was primarily a result of the timing of settlement payments related to the Company's consumer lending product and an increase in the loans the Company makes directly.

     Loans and other receivables increased due to the timing of settlement payments related to the Company's consumer lending product and an increase in Company funded unsecured short-term loans, primarily in California. Accounts payable decreased due to a result of timing of settlement payments with the Company's retail vendors.

Liquidity and Capital Resources

     The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings common stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance store expansion. For the six months ended December 31, 2002 and 2001, the Company had net cash (used in) provided by operating activities of ($7.1) million and $400,000, respectively. The decrease in net cash provided by operations was primarily the result of increases in loans and other receivables due to the timing of settlement payments related to the Company's consumer lending product and an increase in Company funded unsecured short-term loans, primarily in California. For the six months ended December 31, 2002, the Company had made capital expenditures of $3.1 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $6.8 million during its fiscal year ending June 30, 2003, for remodeling and relocation of certain existing stores and for opening new stores.

     On November 15, 2002, the Company negotiated and executed the Second Amendment to the Amended and Restated Credit Agreement and Waiver ("Revolving Credit Facility"). This agreement modified one of its financial covenants and modified the pricing of the credit facility. The modified pricing structure increases the Company's borrowing rate under the facility from interest at one-day Eurodollar, as defined, plus 3.50% to interest at one-day Eurodollar, as defined, plus 4.00%.

     The Company's borrowing capacity under the Revolving Credit Facility is limited to the total commitment of $75 million less a letter of credit of $6.0 million issued by Wells Fargo Bank, which secures the United Kingdom overdraft facility. At December 31, 2002 the Company's borrowing capacity was $69 million. The restated Revolving Credit Facility also contains a provision for further reductions of $1.5 million by September 30, 2003 and an additional $1.5 million by December 31, 2003. Additionally, the restated Revolving Credit Facility contains provisions for an additional reduction in the facility of $5 million during the period April 1 to December 14 of any calendar year following November 15, 2002. The borrowings under the Revolving Credit Facility as of December 31, 2002 were $58.5 million. On November 15, 2002, the Company entered into a Participation and Servicing Agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. Pursuant to the agreement, the Company will retain servicing responsibilities and earn servicing fees which are subject to reduction if the related loans are not collected. The transfer of assets is treated as a financing under FAS 140 and is included in "Other collateralized borrowings " on the balance sheet. At December 31, 2002 the company pledged $8.0 million of loans receivable under this agreement. The Senior Notes, Senior Subordinated Notes and the Revolving Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.5 million, of which there was a $200,000 outstanding balance as of December 31, 2002. For the Company's United Kingdom operations, the Company also has a British pound overdraft facility which provides for a commitment of up to approximately $6.0 million of which there was $2.3 million outstanding at December 31, 2002.

     The Company is highly leveraged, and borrowings under the Revolving Credit Facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the Revolving Credit Facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company, the anticipated benefits it expects from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues, growth in the consumer lending loan business, the maturity of recently opened stores and the continued expansion of new stores. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the Revolving Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

Controls and Procedures

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Contractual Obligations

     The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below:

                                                                    Payments Due by Period
                                        -------------------------------------------------------------------------------

                                                         Less than                                            After
                                           Total           1 Year        1 - 3 Years       4 - 5 Years       5 Years
                                        ------------    -------------    -------------     -------------    -----------


Revolving credit facilities..........   $   60,963      $    2,499       $    58,464       $         -      $       -
Long-term debt
   10 7/8% Senior Notes due
    November 15, 2006................      109,190               -                 -           109,190              -
   10 7/8% Senior Subordinated
    Notes due December 31, 2006......       20,000               -                 -            20,000              -
Operating Leases.....................       44,365           7,047            21,033             7,865          8,420
Other Collateralized Borrowings(1).....      8,000           8,000                 -                 -              -
Other................................          277             277                 -                 -              -

                                        ------------    -------------    -------------     -------------    -----------

Total contractual cash obligations...   $  242,795      $   17,823       $    79,497       $   137,055      $   8,420
                                        ============    =============    =============     =============    ===========



1 While  the  other  collateralized   borrowings  contractually  expires  on
September 30, 2003, it is subject to automatic one-year renewals.


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


ITEM 4.  CONTROLS AND PROCEDURES


     Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the date the Company completed its evaluation. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In August 2000, a former employee instituted an action against the Company in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of the Company's California stores. The complaint alleges that the putative class was misclassified as "exempt" for wage-and-hour purposes and that they worked uncompensated hours since 1996 for which they were entitled to receive overtime compensation. The relief sought includes damages, interest and attorneys' fees. The Company's motion to compel arbitration of the claim was granted, and the Company has been defending the arbitration of the claim. No class has been certified in the arbitration, and the determination of whether the claim may proceed on a class basis is not expected to be made until fiscal 2004. In mid-January 2003, the Company offered to each individual member of the putative class an amount intended in good faith to settle the claims of such individuals. The Company accrued $2.5 million at December 31, 2002 related to this matter. Management of the Company believes that a substantial majority of these settlement offers will be accepted. It is presently undetermined whether the unsettled claims of any remaining putative class members will proceed in class form or otherwise. The Company believes it has meritorious defenses to such unsettled claims and plans to defend them vigorously. The Company believes it has adequately provided for the costs associated with this matter.

     On January 29, 2003, an action was commenced by a former customer of the Company against the Company's Canadian subsidiary and 24 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. The Company believes it has meritorious defenses to the action and has engaged counsel to defend the action, which it intends to do vigorously. The action is at its earliest stages, and management of the Company is presently unable to evaluate the likelihood of any particular outcome at this date.


Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

10.29 Marketing and Servicing Agreement between First Bank of Delaware and Dollar Financial Group, Inc.*
99.1 Certifications of Chief Executive Officer Pursuant to Title 18, United
     States  Code,   Section  1350,  as  Adopted  Pursuant  to  Section  906
     of the Sarbanes-Oxley Act of 2002.
99.2 Certifications of Chief Financial Officer Pursuant to Title 18, United
     States  Code,   Section  1350,  as  Adopted  Pursuant  to  Section  906
     of the Sarbanes-Oxley Act of 2002.


     * Confidential treatment has been requested for certain confidential portions of this exhibit; these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DOLLAR FINANCIAL GROUP, INC.

Dated:    February 14, 2003                *By: /s/ DONALD GAYHARDT
                                              _____________________

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    February 14, 2003
         _________________

                                          /s/ Jeffrey A. Weiss
                                       ____________________________

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    February 14, 2003


                                     /s/ Donald Gayhardt
                                    ___________________
                                         Donald Gayhardt

                                         President and Chief Financial Officer