Form 10-Q
period 2003-03-31
DOLLAR FINANCIAL GROUP INC
filed 2003-05-12
CIK 1028643

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2003

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 9, 2003, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.
                                      INDEX




PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2002
         and March 31, 2003 (unaudited)..............................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three and Nine
         Months Ended March 31, 2002 and 2003........................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2002 and 2003...............................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    16

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    23

Item 4.  Controls and Procedures.....................................................................    23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    24

Item 2.  Changes in Securities and Use of Proceeds...................................................    24

Item 3.  Defaults Upon Senior Securities.............................................................    24

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    24

Item 5.  Other Information...........................................................................    24

Item 6.  Exhibits and Reports on Form 8-K............................................................    24

                                     PART I.
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                 June 30,              March 31,
                                                                                   2002                   2003
                                                                              ----------------      -----------------
ASSETS                                                                                                (unaudited)

Cash and cash equivalents.....................................................  $      86,633        $        75,856
Loans and other receivables, net of reserve of $2,862 and $2,393..............         20,542                 19,155
Loans receivable pledged......................................................              -                  8,000
Income taxes receivable.......................................................              -                    402
Prepaid expenses  ............................................................          6,745                  5,877
Notes receivable - officers...................................................          2,756                  2,756
Due from parent  .............................................................          3,606                  4,322
Property and equipment, net of accumulated depreciation
    of  $30,119 and $35,971...................................................         30,510                 28,565
Goodwill and other intangibles, net of accumulated
    amortization of $21,070 and $21,217.......................................        132,264                138,065
Debt issuance costs, net of accumulated amortization of
     $6,153 and $7,507........................................................          6,292                  5,749
Other.........................................................................          1,964                  1,677
                                                                              ----------------      -----------------
                                                                                $     291,312        $       290,424
                                                                              ================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  ............................................................  $      18,249        $        16,533
Income taxes payable..........................................................          1,831                      -
Accrued expenses.............................................................           7,932                 11,201
Accrued interest payable......................................................          1,539                  5,371
Deferred tax liability........................................................             55                  1,510
Revolving credit facilities...................................................         78,936                 59,530
10-7/8 % Senior Notes due 2006................................................        109,190                109,190
Other collateralized borrowings...............................................              -                  8,000
Subordinated notes payable and other..........................................         20,065                 20,105
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2002 and March 31, 2003..........................................              -                      -
Additional paid-in capital....................................................         50,957                 50,957
Retained earnings                                                                       6,903                  8,457
Accumulated other comprehensive loss..........................................        (4,345)                  (430)
                                                                              ----------------      -----------------
    Total shareholder's equity................................................         53,515                 58,984
                                                                              ----------------      -----------------
                                                                                $     291,312        $       290,424
                                                                              ================      =================

           See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                       Three Months Ended                Nine Months Ended
                                                                           March 31,                         March 31,
                                                                  ---------------------------------------------------------------
                                                                      2002             2003            2002              2003
                                                                  ------------     ------------    ------------     -------------

Revenues ........................................................  $   49,755       $   57,973      $   150,056      $   163,916
Store and regional expenses:
   Salaries and benefits.........................................      16,716           17,519          48,108            51,947
   Occupancy.....................................................       4,442            4,683          13,588            14,155
   Depreciation..................................................       1,823            1,121           4,855             4,364
   Other.........................................................      10,822           11,390          35,120            36,408
                                                                  ------------     ------------    ------------     -------------
Total store and regional expenses................................      33,803           34,713         101,671           106,874
Corporate expenses...............................................       6,564            8,711          17,506            23,697
Loss on store closings and sales and other restructuring.........         917              460           1,096             2,750
Other depreciation and amortization..............................         683              758           1,762             2,446
Interest expense  (net of interest income of $63, $61, $212
  and $149)......................................................       4,628            4,955          14,017            14,779
Establishment of reserve for legal matter........................           -                -               -             2,500
                                                                  ------------     ------------    ------------     -------------
Income before income taxes.......................................       3,160            8,376          14,004            10,870
Income tax provision.............................................       2,168            7,383           9,000             9,316
                                                                  ------------     ------------    ------------     -------------
Net income.......................................................  $      992       $      993      $    5,004       $     1,554
                                                                  ============     ============    ============     =============










               See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                         2002                 2003
                                                                                    ---------------       --------------
Cash flows from operating activities:
Net income....................................................................       $       5,004          $     1,554
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization...........................................               7,608                8,165
      Establishment of reserve for legal matter...............................                   -                2,500
      Loss on store closings and sales and other restructuring................               1,096                2,750
      Deferred tax provision..................................................               2,028                1,455
      Change in assets and liabilities (net of effect of acquisitions):
         Decrease (increase) in loans and other receivables...................               5,341              (6,155)
         Increase in income taxes receivable..................................                   -              (2,547)
         Decrease in prepaid expenses and other...............................                 809                1,286
         (Decrease) increase in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable......................             (4,772)                1,067
                                                                                    ---------------       --------------
Net cash provided by operating activities.....................................              17,114               10,075
Cash flows from investing activities:
  Acquisitions, net of cash acquired..........................................               (206)              (3,318)
  Additions to property and equipment.........................................             (7,048)              (5,482)
                                                                                    ---------------       --------------
Net cash used in investing activities.........................................             (7,254)              (8,800)
Cash flows from financing activities:
  Other debt (payments) borrowings ...........................................                (65)                8,001
  Net increase (decrease) in revolving credit facilities......................               1,648             (19,406)
  Payment of debt issuance costs..............................................                   -                (810)
  Net increase in due from parent.............................................               (801)                (716)
                                                                                    ---------------       --------------
Net cash provided by (used in) financing activities...........................                 782             (12,931)
Effect of exchange rate changes on cash and cash equivalents..................               (902)                  879
                                                                                    ---------------       --------------
Net increase (decrease) in cash and cash equivalents..........................               9,740             (10,777)
Cash and cash equivalents at beginning of period..............................              72,452               86,633
                                                                                    ---------------       --------------
Cash and cash equivalents at end of period....................................       $      82,192          $    75,856
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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of March 31, 2003. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,087 locations (of which 621 are Company owned) operating as Money Mart(R), The Money Shop and Loan Mart(R) in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary, Money Mart(R) Express (formerly known as moneymart.com(TM)), services and originates short-term consumer loans through 490 independent document transmitters in 15 states.

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at March 31, 2003, and the consolidating statements of operations and cash flows for the nine month period ended March 31, 2003 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign subsidiaries and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

     NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                          CONSOLIDATING BALANCE SHEETS
                                 March 31, 2003
                                 (In thousands)



                                                    Dollar          Domestic         Foreign
                                                   Financial       Subsidiary       Subsidiary
                                                  Group, Inc.      Guarantors       Guarantors       Eliminations      Consolidated
                                                 -------------    -------------    -------------    --------------    --------------
ASSETS

Cash and cash equivalents.......................  $     3,466     $     37,015     $     35,375     $            -     $     75,856
Loans and other receivables, net................        9,812            1,086            8,946              (689)           19,155
Loans receivable pledged........................            -                -            8,000                  -            8,000
Income taxes receivable.........................       16,462                -                -           (16,060)              402
Prepaid expenses................................        1,364            1,253            3,260                  -            5,877
Deferred income taxes...........................          936                -                -              (936)                -
Notes receivable-officers.......................        2,756                -                -                  -            2,756
Due from affiliates.............................            -           63,470                -           (63,470)                -
Due from parent.................................        4,322                -                -                  -            4,322
Property and equipment, net.....................        6,303            8,711           13,551                  -           28,565
Goodwill and other intangibles, net.............           86           56,328           81,651                  -          138,065
Debt issuance costs, net........................        5,548                -              201                  -            5,749
Investment in subsidiaries......................      206,090            9,801            6,705          (222,596)                -
Other...........................................           73              598            1,006                  -            1,677
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   257,218     $    178,262     $    158,695     $    (303,751)     $    290,424
                                                  ============    =============    =============    ===============    =============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable................................  $       838     $      7,433     $      8,262     $            -     $     16,533
Income taxes payable............................            -           15,762              298           (16,060)                -
Accrued expenses................................        5,685              709            4,807                  -           11,201
Accrued interest payable........................        4,980               27            1,053              (689)            5,371
Deferred tax liability..........................            -            2,446                -              (936)            1,510
Due to affiliates...............................          373                -           63,097           (63,470)                -
Revolving credit facilities.....................       58,664                -              866                  -           59,530
10-7/8% Senior Notes due 2006...................      109,190                -                -                  -          109,190
Other collateralized borrowings.................            -                -            8,000                  -            8,000
Subordinated notes payable and other............       20,000                -              105                  -           20,105
                                                  ------------    -------------    -------------    ---------------    -------------
                                                      199,730           26,377           86,488           (81,155)          231,440

Shareholder's equity:
Common stock....................................            -                -                -                  -                -
Additional paid-in capital......................       50,957           85,524           27,304          (112,828)           50,957
Retained earnings...............................        8,457           66,687           43,081          (109,768)            8,457
Accumulated other comprehensive (loss)
   income.......................................      (1,926)            (326)            1,822                  -            (430)
                                                  ------------    -------------    -------------    ---------------    -------------
Total shareholder's equity......................       57,488          151,885           72,207          (222,596)           58,984
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   257,218     $    178,262     $    158,695     $    (303,751)     $    290,424
                                                  ============    =============    =============    ===============    =============

                          DOLLAR FINANCIAL GROUP, INC.

     NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                    CONSOLIDATING STATEMENTS OF OPERATIONS
                       Nine Months Ended March 31, 2003
                                (In thousands)



                                                          Dollar        Domestic        Foreign
                                                         Financial     Subsidiary      Subsidiary
                                                        Group, Inc.    Guarantors      Guarantors      Eliminations    Consolidated
                                                        ------------   ------------    -----------     ------------    ------------
Revenues.............................................   $         -    $    84,473     $   79,443      $        -      $   163,916
Store and regional expenses:
   Salaries and benefits.............................             -         31,386         20,561               -           51,947
   Occupancy.........................................             -          8,409          5,746               -           14,155
   Depreciation......................................             -          2,467          1,897               -            4,364
   Other.............................................             -         22,682         13,726               -           36,408
                                                        ------------   ------------    -----------     ------------    ------------
Total store and regional expenses....................             -         64,944         41,930               -          106,874

Corporate expenses...................................        14,539             43          9,115               -           23,697
Management fees......................................       (8,633)          7,779            854               -                -
Loss on store closings and sales and other
restructuring........................................         2,235            419             96               -            2,750
Other depreciation and amortization..................         1,520             43            883               -            2,446
Interest expense ....................................        12,996          1,558            225               -           14,779
Establishment of reserve for legal matter............             -          2,500              -               -            2,500
                                                        ------------   ------------    -----------     ------------    ------------

(Loss) income before income taxes ...................      (22,657)          7,187         26,340               -           10,870
Income tax (benefit) provision ......................       (7,776)          7,870          9,222               -            9,316
                                                        ------------   ------------    -----------     ------------    ------------

(Loss) income before equity in net (loss) income
     of subsidiaries.................................      (14,881)          (683)         17,118               -            1,554
Equity in net (loss) income of subsidiaries:
Domestic subsidiary guarantors.......................         (683)              -              -              683               -
Foreign subsidiary guarantors........................        17,118              -              -         (17,118)               -
                                                        ------------   ------------    -----------     ------------    ------------
Net income (loss)....................................   $     1,554    $     (683)     $   17,118      $  (16,435)     $     1,554
                                                        ============   ============    ===========     ============    ============

                          DOLLAR FINANCIAL GROUP, INC.

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Nine Months Ended March 31, 2003
                                (In thousands)



                                                           Dollar         Domestic        Foreign
                                                          Financial      Subsidiary     Subsidiary
                                                          Group,Inc.     Guarantors     Guarantors       Eliminations  Consolidated
                                                         -----------     -----------    ------------     ------------  -------------
Cash flows from operating activities:
Net income (loss)  ..................................    $    1,554      $    (683)     $    17,118      $  (16,435)    $     1,554
Adjustments to reconcile net income (loss)  to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..........      (16,435)               -               -           16,435              -
       Depreciation and amortization.................         2,874           2,511           2,780                -          8,165
       Establishment of reserves for legal matter....             -           2,500               -                -          2,500
       Loss on store closings and sales and other
       restructuring.................................         2,235             419              96                -          2,750
       Deferred tax provision........................           230           1,225               -                -          1,455
       Change in assets and liabilities (net of
       effect of acquisitions):
        (Increase) decrease in loans and other
         receivables.................................       (6,051)           6,304         (2,523)          (3,885)        (6,155)
        Increase in income taxes receivable..........       (8,006)               -               -            5,459        (2,547)
        (Increase) decrease in prepaid expenses and
         other.......................................         (480)             658           1,108                -          1,286
        Increase (decrease) in accounts payable,
         income taxes payable, accrued expenses and
         accrued interest payable....................         2,759           4,420         (4,538)          (1,574)          1,067
                                                         -----------     -----------    ------------     ------------    -----------
Net cash (used in) provided by operating activities..      (21,320)          17,354          14,041                -         10,075

Cash flows from investing activities:
     Acquisitions, net of cash acquired..............             -               -         (3,318)                -        (3,318)
     Additions to property and equipment.............         (780)           (740)         (3,962)                -        (5,482)
     Net increase in due from affiliates.............             -        (21,004)               -           21,004              -
                                                         -----------     -----------    ------------     ------------    -----------
Net cash used in investing activities................         (780)        (21,744)         (7,280)           21,004        (8,800)

Cash flows from financing activities:
     Other debt borrowings...........................             -               -           8,001                -          8,001
     Net decrease in revolving credit facilities.....       (9,936)               -         (9,470)                -       (19,406)
     Payment of debt issuance costs..................         (610)               -           (200)                -          (810)
     Net increase in due from parent.................         (716)               -               -                -          (716)
     Net increase (decrease) in due to affiliates....        35,082               -        (14,078)         (21,004)              -
                                                         -----------     -----------    ------------     ------------    -----------
Net cash provided by (used in) financing activities..        23,820               -        (15,747)         (21,004)       (12,931)
Effect of exchange rate changes on cash and cash
     equivalents.....................................             -               -             879                -            879
                                                         -----------     -----------    ------------     ------------    -----------
Net increase (decrease) in cash and cash equivalents.         1,720         (4,390)         (8,107)                -       (10,777)
Cash and cash equivalents at beginning of period.....         1,746          41,405          43,482                -         86,633
                                                         -----------     -----------    ------------     ------------    -----------
Cash and cash equivalents at end of period...........    $    3,466      $   37,015     $    35,375      $         -     $   75,856
                                                         ===========     ===========    ============     ============    ===========

                          DOLLAR FINANCIAL GROUP, INC.

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For the nine months ended March 31, 2003 the Company paid $2.0 million in additional consideration based upon a future results of operations earn-out agreement related to one of its United Kingdom acquisitions. This amount has been included as goodwill on the Interim Consolidated Balance Sheet. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the nine months ended March 31, 2003 was $130,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                       Year                Amount
                ---------------------------------------
                       2003            $       173,000
                       2004                     95,000
                       2005                     19,000
                       2006                          -
                       2007                          -

The following table reflects the components of intangible assets for the periods stated (in thousands):


                                                           June 30, 2002                               March 31, 2003
                                               ---------------------------------------     ---------------------------------------
                                                Gross Carrying          Accumulated         Gross Carrying          Accumulated
                                                    Amount             Amortization             Amount              Amortization
                                               ---------------------------------------     ---------------------------------------
Non-amortized intangible assets:
     Cost in excess of net assets acquired     $      150,954         $        18,977      $       156,884        $      18,977

Amortized intangible assets:
     Covenants not to compete                           2,380                   2,093                2,398                2,240


4.   COMPREHENSIVE INCOME

Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive income for the periods stated (in thousands):

                                                        Three Months Ended                       Nine Months Ended
                                                             March 31,                               March 31,
                                                 ----------------------------------      ----------------------------------
                                                     2002               2003                 2002                 2003
                                                 --------------    ----------------      -------------        -------------

Net income                                       $         992         $       993       $      5,004         $      1,554
Foreign currency translation adjustment                  (828)               3,257            (3,299)                3,915
                                                 --------------    ----------------      -------------        -------------

Total comprehensive income                       $         164         $     4,250       $      1,705         $      5,469
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

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


5.   GEOGRAPHIC SEGMENT INFORMATION

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                             United                        United
                                                             States          Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------
As of and for the three months
   ended March 31, 2002

Identifiable assets                                     $        144,362  $     71,037  $      62,266  $      277,665
Sales to unaffiliated customers                                   28,839        13,144          7,772          49,755
(Loss) income before income taxes                                (1,528)         3,679          1,009           3,160
Income tax (benefit) provision                                     (363)         1,827            704           2,168
Net (loss) income                                                (1,165)         1,852            305             992

For the nine months
   ended March 31, 2002

Sales to unaffiliated customers                         $         85,123  $     40,162  $      24,771  $      150,056
(Loss) income before income taxes                                (1,008)        11,640          3,372          14,004
Income tax provision                                               3,472         4,515          1,013           9,000
Net (loss) income                                                (4,480)         7,125          2,359           5,004


As of and for the three months
   ended March 31, 2003

Identifiable assets                                     $        138,434  $     79,907  $      72,083  $      290,424
Sales to unaffiliated customers                                   31,699        16,028         10,246          57,973
Income before income taxes                                           853         5,243          2,280           8,376
Income tax provision                                               3,512         3,194            677           7,383
Net (loss) income                                                (2,659)         2,049          1,603             993

For the nine months
   ended March 31, 2003

Sales to unaffiliated customers                         $         84,473  $     48,487  $      30,956  $      163,916
(Loss) income before income taxes                               (15,470)        20,220          6,120          10,870
Income tax provision                                                  94         7,384          1,838           9,316
Net (loss) income                                               (15,564)        12,836          4,282           1,554

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


6.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In fiscal year 2002, put options were purchased to protect quarterly earnings in the United Kingdom and Canada against foreign exchange fluctuations. The options expired in fiscal year 2002 and there has been no hedging activity in fiscal year 2003.

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

7.   CONTINGENT LIABILITIES

In August 2000, a former employee instituted an action against the Company in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of the Company's California stores. The complaint alleges that the putative class was misclassified as "exempt" for wage-and-hour purposes and that they worked uncompensated hours since 1996 for which they were entitled to receive overtime compensation. The relief sought includes damages, interest and attorneys' fees. The Company's motion to compel arbitration of the claim was granted, and the Company has been defending the arbitration of the claim. No class has been certified in the arbitration, and the determination of whether the claim may proceed on a class basis is not expected to be made until fiscal 2004. In mid-January 2003, the Company offered to each individual member of the putative class an amount intended in good faith to settle the claims of such individuals. The Company accrued $2.5 million at December 31, 2002 related to this matter. As of May 9, 2003, 92% of these settlement offers have been accepted. It is presently undetermined whether the unsettled claims of any remaining putative class members will proceed in class form or otherwise. The Company believes it has meritorious defenses to such unsettled claims and plans to defend them vigorously. The Company believes it has adequately provided for the costs associated with this matter.

On January 29, 2003, an action was commenced by a former customer of the Company against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. The Company believes it has meritorious defenses to the action and has engaged counsel to defend the action, which it intends to do vigorously. The action is at its earliest stages, and management of the Company is presently unable to evaluate the likelihood of any particular outcome at this date.

The Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such litigation and proceedings will not materially affect the Company's Consolidated Financial Statements.

..

                          DOLLAR FINANCIAL GROUP, INC.

     NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

8.  LOSS ON STORE CLOSINGS AND SALES AND OTHER RESTRUCTURING

For the nine months ended March 31, 2003, the Company closed 27 under performing stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. The Company expects the restructuring to be completed by June 30, 2003. Costs incurred (or to be incurred) with the restructuring are comprised of severance and other retention benefits to employees who were involuntarily terminated and store closure costs related to the locations the Company will no longer utilize. During the three and nine months ended March 31, 2003, the Company recorded costs for severance and other retention benefits of $0.4 million and $0.8 million, respectively, and store closure costs of $0.0 million and $1.3 million, respectively. These charges were expensed within "Loss on store closings and sales and other restructuring" on the Interim Unaudited Consolidated Statements of Operations. The Company expects the aggregate amount of severance and other retention benefits and store closure costs, upon completion of the restructuring, to be $1.6 million and $1.7 million, respectively, or a total of $3.3 million. For the nine months ended March 31, 2003, the Company has incurred $2.1 million of the total estimated costs and expects to incur a substantial portion of the balance in the fourth quarter of this fiscal year. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                                           Severance and
                                                               Other               Store Closure
                                                         Retention Benefits            Costs               Total
                                                         ------------------            -----               -----

          Balance at June 30, 2002                          $           -            $         -        $          -
          Charge recorded in earnings                                 0.8                    1.3                 2.1
          Amounts paid                                               (0.3)                  (0.2)               (0.5)
            Non-cash charges                                            -                   (0.6)               (0.6)
                                                               -----------              ---------          ----------
          Balance at March 31, 2003                         $         0.5            $       0.5        $        1.0
                                                               ===========              =========          ==========

9.   DEBT OBLIGATIONS

On November 15, 2002 the Company entered into a Participation and Servicing Agreement ("Agreement") with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. The transfer of assets is treated as a financing under FAS 140 and is included in Other Collateralized Borrowings on the balance sheet. The Agreement gives the third party a first priority lien, charge, and security interest in the assets pledged. The Agreement provides for collateralized borrowings up to $10.0 million of which $8.0 million of the loans receivable had been pledged at March 31, 2003. Under the Agreement, the third party retains the right to reduce the amount of borrowings to no less than $4.0 million. The Company pays an annual interest rate of 15.6% on the amount borrowed which is subject to loss rates on the related loans and can increase to a maximum of 32.4% per annum. The Agreement expires on September 30, 2003, however the term of the Agreement is automatically renewed each year for a term of twelve months, unless either party terminates it.

                          DOLLAR FINANCIAL GROUP, INC.

                         SUPPLEMENTAL STATISTICAL DATA

                                                                            March 31,
Company Operating Data:                                             2002                 2003
                                                                -------------         ------------

Stores in operation:
   Company-Owned.................................                        646                  621
   Franchised Stores and Check Cashing Merchants.                        372                  466
                                                                         ---                  ---

Total............................................                      1,018                1,087
                                                                       =====                =====

----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended               Nine Months Ended
                                                                         March 31,                       March 31,
                                                                ----------------------------    ----------------------------
Operating Data:                                                    2002             2003           2002            2003
                                                                ------------     -----------    -----------    -------------

Face amount of checks cashed (in millions)....................  $       769      $      750     $    2,213      $     2,265
Face amount of average check..................................  $       354      $      361     $      340      $       358
Face amount of average check (excluding Canada and the United
   Kingdom)...................................................  $       422      $      410     $      376      $       408
Average fee per check.........................................  $     12.96      $    13.43     $    12.07      $     12.77
Number of checks cashed (in thousands)........................        2,170           2,077          6,514            6,331


----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended               Nine Months Ended
                                                                         March 31,                       March 31,
                                                                ----------------------------    ----------------------------
Collections Data:                                                   2002            2003           2002            2003
                                                                ------------     -----------    -----------    -------------

Face amount of returned checks (in thousands).................  $     6,297      $    5,756     $   21,755      $    19,033
Collections (in thousands)....................................        5,319           4,420         16,265           14,234
                                                                ------------     -----------    -----------    -------------
Net write-offs (in thousands).................................  $       978      $    1,336     $    5,490      $     4,799
                                                                ============     ===========    ===========    =============

Collections as a percentage of
   returned checks............................................        84.5%           76.6%          74.8%            74.6%
Net write-offs as a percentage of
   check cashing revenues.....................................         3.5%            4.8%           7.0%             5.9%
Net write-offs as a percentage of the
   face amount of checks cashed...............................        0.13%           0.18%          0.25%            0.21%


The following chart presents a summary of the Company's consumer lending revenues for the periods indicated below:

------------------------------------------------------------------------------------------------------------------------------

                                                                                  Consumer Lending Revenue
                                                                                       (In thousands)
                                                                --------------------------------------------------------------

                                                                     Three Months Ended               Nine Months Ended
                                                                         March 31,                        March 31,
                                                                -----------------------------    -----------------------------
                                                                    2002            2003            2002             2003
                                                                -------------    ------------    ------------    -------------
Servicing revenues..........................................    $      8,439     $    11,825     $    33,424     $     28,833
Company originated domestic revenues........................             442           3,386           1,307           10,721
Company originated foreign revenues.........................           5,685           7,891          16,035           22,396

                                                                -------------    ------------    ------------    -------------
Total consumer lending revenues, net........................    $     14,566     $    23,102     $    50,766     $     61,950
                                                                =============    ============    ============    =============

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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position at March 31, 2003 and the results of operations for the three and nine months ended March 31, 2003 and 2002. The results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the Company's unaudited financial statements and its Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

RESULTS OF OPERATIONS

Revenue Analysis

                                         Three Months Ended March 31,                          Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                      (Percentage of
                                   ($ in thousands)             total revenue)           ($ in thousands)           total revenue)
                               -------------------------     --------------------    -----------------------    --------------------
                                  2002           2003          2002        2003         2002         2003         2002        2003
                               ----------    -----------     -------     --------    ---------    ----------    --------    --------


Check cashing................  $  28,133     $   27,897        56.5%       48.1%     $ 78,645     $  80,871       52.4%       49.3%
Consumer lending revenues,
net..........................     14,566         23,102        29.3        38.8        50,766        61,950       33.8        37.4
Money transfer fees..........      2,455          2,807         4.9         4.8         7,409         8,271        4.9         5.0
Government services..........        433            437         0.9         0.8         1,295         1,285        0.9         0.8
Other revenue................      4,168          3,730         8.4         7.5        11,941        11,539        8.0         7.5
                               ----------    -----------     -------     --------    ---------    ----------    --------    --------
Total revenues...............  $  49,755     $   57,973       100.0%      100.0%     $150,056      $163,916      100.0%      100.0%
                               ==========    ===========     =======     ========    =========    ==========    ========    ========


QUARTER COMPARISON

Total revenues were $58.0 million for the three months ended March 31, 2003 compared to $49.8 million for the three months ended March 31, 2002, an increase of $8.2 million or 16.5%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $8.6 million or 17.6%. The increase is primarily due to a reduction in the loan portfolio in fiscal 2002 as a result of growth limitations imposed by the Company's bank partner and increased efficiencies and effectiveness of the Company's centralized collection department in fiscal year 2003. New store openings accounted for an increase of $500,000 while closed stores accounted for a decrease of $900,000.

NINE MONTH COMPARISON

Total revenues were $163.9 million for the nine months ended March 31, 2003 compared to $150.1 million for the nine months ended March 31, 2002, an increase of $13.8 million or 9.2%. Comparable store, franchised store and document transmitter sales for the entire period increased $12.5 million or 8.6%. The increase is primarily due to a reduction in the loan portfolio in fiscal 2002 as a result of growth limitations imposed by the Company's bank partner and increased efficiencies and effectiveness of the Company's centralized collection department. New store openings accounted for an increase of $3.3 million while closed stores accounted for a decrease of $2.0 million.


Store and Regional Expense Analysis

                                          Three Months Ended March 31,                         Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                       (Percentage of
                                   ($ in thousands)             total revenue)            ($ in thousands)           total revenue)
                                ------------------------     --------------------    -------------------------    ------------------
                                   2002          2003          2002        2003          2002          2003         2002       2003
                                ----------    ----------     -------     --------    -----------    ----------    --------   -------

Salaries and benefits.........  $  16,716     $  17,519       33.6%       30.2%      $   48,108     $  51,947       32.1%     31.7%


Occupancy.....................      4,442         4,683        8.9         8.1           13,588        14,155        9.1       8.6
Depreciation..................      1,823         1,121        3.7         1.9            4,855         4,364        3.2       2.7
Other ........................     10,822        11,390       21.8        19.6           35,120        36,408       23.4      22.2
                                ----------    ----------     -------     --------    -----------    ----------    --------   -------
Total store and regional
expenses......................  $  33,803     $  34,713       68.0%       59.8%      $  101,671     $ 106,874       67.8%     65.2%
                                ==========    ==========     =======     ========    ===========    ==========    ========   =======

QUARTER COMPARISON

Store and regional expenses were $34.7 million for the three months ended March 31, 2003 compared to $33.8 million for the three months ended March 31, 2002, an increase of $0.9 million or 2.7%. New store openings accounted for an increase of $400,000 while closed stores accounted for a decrease of $900,000. Comparable retail store and franchised store expenses for the entire period increased $1.4 million. For the three months ended March 31, 2003 total store and regional expenses decreased to 59.8% of total revenue compared to 68.0% of total revenue for the three months ended March 31, 2002.

NINE MONTH COMPARISON

Store and regional expenses were $106.9 million for the nine months ended March 31, 2003 compared to $101.7 million for the nine months ended March 31, 2002, an increase of $5.2 million or 5.1%. New store openings accounted for an increase of $1.4 million while closed stores accounted for a decrease of $2.0 million. Comparable retail store and franchised store expenses for the entire period increased $5.1 million primarily related to foreign operations commensurate with the increase in foreign revenues. In addition, costs associated with Money Mart(R) Express' independent transmitters increased $700,000 due to growth in that business. For the nine months ended March 31, 2003 total store and regional expenses decreased to 65.2% of total revenue compared to 67.8% of total revenue for the nine months ended March 31, 2002.

Other Expense Analysis

                                              Three Months Ended March 31,                      Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                  (Percentage of                                    (Percentage of
                                        ($ in thousands)          total revenue)          ($ in thousands)          total revenue)
                                      ----------------------    -------------------    -----------------------    ------------------
                                        2002          2003        2002       2003         2002         2003         2002       2003
                                      --------     ---------    -------    --------    ---------    ----------    -------    -------


Corporate expenses..................  $ 6,564      $  8,711      13.2%      15.0%      $ 17,506     $   23,697     11.7%      14.5%
Loss on  store  closings  and  sales
 and other restructuring............      917           460       1.8        0.8          1,096          2,750      0.7        1.7
Other depreciation and amortization.      683           758       1.4        1.3          1,762          2,446      1.2        1.5
Interest expense ...................    4,628         4,955       9.3        8.5         14,017         14,779      9.3        9.0
Establishment  of reserve  for legal
matter..............................        -             -         -          -              -          2,500        -        1.5
Income tax provision................    2,168         7,383       4.4       12.7          9,000          9,316      6.0        5.7

QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $8.7 million for the three months ended March 31, 2003 compared to $6.6 million for the three months ended March 31, 2002, an increase of $2.1 million or 31.8%. The increase was due to costs associated with the implementation of enhanced transaction processing systems, the establishment of new business development strategies, professional fees associated with the Company's new banking relationship for its consumer lending product and increased salaries and benefits associated with the growth of foreign operations.

Loss on store closings and sales and other restructuring

Loss on store closings and sales and other restructuring was $500,000 for the three months ended March 31, 2003 compared to $900,000 for the three months ended March 31, 2002, a decrease of $400,000. In addition, the Company provided $400,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $5.0 million for the three months ended March 31, 2003 and was $4.6 million for the three months ended March 31, 2002, an increase of $400,000 or 8.7%. This increase is attributable to the increase in the average borrowings of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired stores and investments in technology and an increase in interest rate as a result of the November 2002 amendment of the Company's Revolving Credit Facility.

Income Taxes

The provision for income taxes increased $5.2 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The Company's effective tax rate does not reflect a normal relationship to the federal statutory rate of 35% for the three months ended March 31, 2003 due to state and foreign taxes.

NINE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $23.7 million for the nine months ended March 31, 2003 compared to $17.5 million for the nine months ended March 31, 2002, an increase of $6.2 million or 35.4%. The increase was due to costs associated with the implementation of enhanced transaction processing systems, the establishment of new business development strategies, professional fees associated with the Company's new banking relationship for its consumer lending product and increased salaries and benefits associated with the growth of foreign operations.

Loss on store closings and sales and other restructuring

Loss on store closings and sales and other restructuring was $2.8 million for the nine months ended March 31, 2003 compared to $1.1 million for the nine months ended March 31, 2002, an increase of $1.7 million. For the nine months ended March 31, 2003, the Company provided $1.3 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, the Company provided $0.8 million, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $14.8 million for the nine months ended March 31, 2003 and was $14.0 million for the nine months ended March 31, 2002, an increase of $800,000 or 5.7%. This increase is attributable to the increase in the average borrowings of the Company's revolving credit facilities which fund acquisitions, purchases of property and equipment related to existing stores, recently acquired or opened stores and investments in technology and an increase in interest rate as a result of the November 2002 amendment of the Company's Revolving Credit Facility.

Establishment of reserve for legal matter

In August 2000, a former employee instituted an action against the Company in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of the Company's California stores. The complaint alleges that the putative class was misclassified as "exempt" for wage-and-hour purposes and that they worked uncompensated hours since 1996 for which they were entitled to receive overtime compensation. The relief sought includes damages, interest and attorneys' fees. The Company's motion to compel arbitration of the claim was granted, and the Company has been defending the arbitration of the claim. No class has been certified in the arbitration, and the determination of whether the claim may proceed on a class basis is not expected to be made until fiscal 2004. In mid-January 2003, the Company offered to each individual member of the putative class an amount intended in good faith to settle the claims of such individuals. The Company accrued $2.5 million at December 31, 2002 related to this matter. As of May 9, 2003, 92% of these settlement offers have been accepted. It is presently undetermined whether the unsettled claims of any remaining putative class members will proceed in class form or otherwise. The Company believes it has meritorious defenses to such unsettled claims and plans to defend them vigorously.

Income Taxes

The provision for income taxes was $9.3 million for the nine months ended March 31, 2003 compared to $9.0 million for the nine months ended March 31, 2002, an increase of $300,000. The Company's effective tax rate does not reflect a normal relationship to the federal statutory rate of 35% for the nine months ended March 31, 2003 due to state and foreign taxes.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2003, cash and cash equivalents decreased $10.8 million. Net cash provided by operations was $10.1 million which was primarily a result of the timing of settlement payments related to the Company's consumer lending product and an increase in the loans the Company makes directly.

Loans and other receivables increased due to the timing of settlement payments related to the Company's consumer lending product. Accounts payable decreased due to a result of timing of settlement payments with the Company's retail vendors.

Liquidity and Capital Resources

The Company's principal sources of cash are from operations, borrowings under its credit facilities and sales of Holdings common stock. The Company anticipates its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance store expansion. For the nine months ended March 31, 2003 and 2002, the Company had net cash provided by operating activities of $10.1 million and $17.1 million, respectively. The decrease in net cash provided by operations was primarily the result of increases in loans and other receivables due to the timing of settlement payments related to the Company's consumer lending product. For the nine months ended March 31, 2003, the Company had made capital expenditures of $5.5 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. The Company's budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $6.8 million during its fiscal year ending June 30, 2003, for remodeling and relocation of certain existing stores and for opening new stores.

On November 15, 2002, the Company negotiated and executed the Second Amendment to the Amended and Restated Credit Agreement and Waiver ("Revolving Credit Facility"). This agreement modified one of its financial covenants and modified the pricing of the credit facility. The modified pricing structure increased the Company's borrowing rate under the facility from interest at one-day Eurodollar, as defined, plus 3.50% to interest at one-day Eurodollar, as defined, plus 4.00%.

The Company's borrowing capacity under the Revolving Credit Facility is limited to the total commitment of $75 million less letters of credit totaling $9.0 million issued by Wells Fargo Bank, which secures certain of the Company's contractual obligations. At March 31, 2003 the Company's borrowing capacity was $66 million. The restated Revolving Credit Facility also contains a provision for further reductions of $3.0 million by June 30, 2003, $1.5 million by September 30, 2003 and an additional $1.5 million by December 31, 2003. Additionally, the restated Revolving Credit Facility contains provisions for an additional reduction in the facility of $5.0 million during the period April 1 to December 14 of any calendar year following November 15, 2002. The borrowings under the Revolving Credit Facility as of March 31, 2003 were $58.7 million. On November 15, 2002, the Company entered into a Participation and Servicing Agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. Pursuant to the agreement, the Company will retain servicing responsibilities and earn servicing fees which are subject to reduction if the related loans are not collected. The transfer of assets is treated as a financing under FAS 140 and is included in "Other collateralized borrowings " on the balance sheet. At March 31, 2003 the Company pledged $8.0 million of loans receivable under this agreement. The Senior Notes, Senior Subordinated Notes and the Revolving Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends, and require certain approvals in the event the Company wants to increase the borrowings. The Company also has a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operation. The overdraft facility provides for borrowings up to $4.8 million, of which there was a $0.3 million outstanding balance as of March 31, 2003. For the Company's United Kingdom operations, the Company also has a British pound overdraft facility which provides for a commitment of up to approximately $6.0 million of which there was $0.6 million outstanding at March 31, 2003.

The Company is highly leveraged, and borrowings under the Revolving Credit Facility and the overdraft facilities will increase the Company's debt service requirements. Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the Revolving Credit Facility will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Senior Notes and payment of interest and principal on the Company's other indebtedness. The Company's belief that it will be able to fund its liquidity and capital expenditure requirements for the foreseeable future is based upon the historical growth rate of the Company and the anticipated benefits it expects from operating efficiencies. Additional revenue growth is expected to be generated by increased check cashing revenues, growth in the consumer lending loan business, the maturity of recently opened stores and the continued expansion of new stores. The Company also expects operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth.
Furthermore, the Company does not believe that additional acquisitions or expansion are necessary in order for it to be able to cover its fixed expenses, including debt service. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the Revolving Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to make anticipated capital expenditures. It may be necessary for the Company to refinance all or a portion of its indebtedness on or prior to maturity, under certain circumstances, but there can be no assurance that the Company will be able to effect such refinancing on commercially reasonable terms or at all.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below:

                                                                    Payments Due by Period
-----------------------------------------------------------------------------------------------------------------------
                                                         Less than                                             After
                                           Total           1 Year         1 - 3 Years       4 - 5 Years       5 Years
                                        ------------    -------------    -------------     -------------    -----------

Revolving credit facilities..........   $   59,530      $      866       $    58,664       $         -      $       -
Long-term debt
   10 7/8% Senior Notes due
    November 15, 2006................      109,190               -                 -           109,190              -
   10 7/8% Senior Subordinated
    Notes due December 31, 2006......       20,000               -                 -            20,000              -
Operating Leases.....................       41,062           3,500            21,279             7,957          8,326
Other Collateralized Borrowings[1]...        8,000           8,000                 -                 -              -
Other................................          105             105                 -                 -              -
                                        ------------    -------------    -------------     -------------    -----------
Total contractual cash obligations...   $  237,887      $   12,471       $    79,943       $   137,147      $   8,326
                                        ============    =============    =============     =============    ===========


[1] While the other collateralized borrowings contractually expires on September 30, 2003, it is subject to automatic one-year renewals.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2000, a former employee instituted an action against the Company in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of the Company's California stores. The complaint alleges that the putative class was misclassified as "exempt" for wage-and-hour purposes and that they worked uncompensated hours since 1996 for which they were entitled to receive overtime compensation. The relief sought includes damages, interest and attorneys' fees. The Company's motion to compel arbitration of the claim was granted, and the Company has been defending the arbitration of the claim. No class has been certified in the arbitration, and the determination of whether the claim may proceed on a class basis is not expected to be made until fiscal 2004. In mid-January 2003, the Company offered to each individual member of the putative class an amount intended in good faith to settle the claims of such individuals. The Company accrued $2.5 million at December 31, 2002 related to this matter. As of May 9, 2003, 92% of these settlement offers have been accepted. It is presently undetermined whether the unsettled claims of any remaining putative class members will proceed in class form or otherwise. The Company believes it has meritorious defenses to such unsettled claims and plans to defend them vigorously. The Company believes it has adequately provided for the costs associated with this matter.

On January 29, 2003, an action was commenced by a former customer of the Company against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. The Company believes it has meritorious defenses to the action and has engaged counsel to defend the action, which it intends to do vigorously. The action is at its earliest stages, and management of the Company is presently unable to evaluate the likelihood of any particular outcome at this date.


Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

99.1  Certification  of Chief  Executive  Officer  Pursuant to Title 18, United
      States  Code,   Section  1350,  as  Adopted  Pursuant  to  Section  906
      of the Sarbanes-Oxley Act of 2002.
99.2  Certification  of Chief  Financial  Officer  Pursuant to Title 18, United
      States  Code,   Section  1350,  as  Adopted  Pursuant  to  Section  906
      of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DOLLAR FINANCIAL GROUP, INC.


Dated:    May 9, 2003          *By:      /s/ DONALD GAYHARDT
                                   --------------------------------
                                   Name:  Donald Gayhardt
                                   Title: President and Chief Financial Officer (principal financial and chief accounting officer)


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date:    May 9, 2003
      ------------------------


                                /s/   Jeffrey A. Weiss
                                -----------------------------------------
                                 Jeffrey A. Weiss
                                 Chairman of the Board of Directors and
                                 Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:    May 9, 2003
     -------------------------

                                        /s/  Donald Gayhardt
                                        -------------------------------------
                                        Donald Gayhardt
                                        President and Chief Financial Officer