Form 10-K
period 2003-06-30
DOLLAR FINANCIAL GROUP INC
filed 2003-09-29
CIK 1028643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

                   Commission File Number             333-18221

                          DOLLAR FINANCIAL GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   New York                                   13-2997911
      --------------------------------                  ---------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

           1436 Lancaster Avenue
             Berwyn, Pennsylvania                            19312-1288
      --------------------------------                  ---------------------
      (Address of Principal Executive                        (Zip Code)
                  Offices)

Registrant's telephone number, including area code (610) 296-3400

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:          None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

There is no market for the common stock of Dollar Financial Group, Inc. and all of such stock is held by the registrant's parent, DFG Holdings, Inc. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 29, 2003, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required by Part IV is incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-18221) declared effective March 11, 1997, Registrant's Statement on Form 10-Q filed February 16, 1999, Registrant's Statement on Form 8-K/A filed April 26, 1999, Registrant's Statement on Form 8-K/A filed September 30, 1999 and Registrant's Statement on Form 8-K/A filed February 28, 2000.

                          DOLLAR FINANCIAL GROUP, INC.

                                Table of Contents

                            2003 Report on Form 10-K

                                     PART I

Item 1.  Business ......................................................    4
Item 2.  Properties ....................................................   20
Item 3.  Legal Proceedings .............................................   21
Item 4.  Submission of Matters to a Vote of Security Holders ...........   21

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters ...................................................   22
Item 6.  Selected Financial Data .......................................   22
Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations .....................................   25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ....   33
Item 8.  Financial Statements and Supplementary Data ...................   34
Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ......................................   62
Item 9A. Controls and Procedures .......................................   62

                                   PART III

Item 10. Directors and Executive Officers of the Registrant ............   62
Item 11. Executive Compensation ........................................   65
Item 12. Security Ownership of Certain Beneficial Owners and
             Management ................................................   67
Item 13. Certain Relationships and Related Transactions ................   68
Item 14. Principal Accountant Fees and Services ........................   70

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K   70

Signatures .............................................................   79

Item 1. BUSINESS

General

      We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,084 stores, including 624 company-operated stores, in 17 states, the District of Columbia, Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom.

      Our network includes the following platforms for delivering our financial services to the consumer in our core markets:

      United States

            We operate a total of 321 stores, with 233 operating under the name "Money Mart" and 88 operating under the name "Loan Mart." The Money Mart stores typically offer our full range of our products and services, including check cashing and short-term consumer loans. The Loan Mart stores offer short-term consumer loans and other ancillary services depending upon location. By offering short-term lending services, we hope to attract a customer who might not use check cashing services. We also have relationships with 443 document transmitter locations, such as independent mail stores and insurance offices, which assist in completing short-term consumer loans we market through a direct-to-consumer lending operation.

            Our U.S. business had revenues of $110.5 million for fiscal 2003.

      Canada

            There are 290 stores in our Canadian network, of which 181 are operated by us and 109 are operated by franchisees. All stores in Canada are operated under the name "Money Mart" except locations in the Province of Quebec. The stores in Canada typically offer check cashing, short-term consumer loans and other ancillary products and services.

            Our Canadian business had revenues of $(USD)67.0 million for fiscal 2003.

      United Kingdom

            There are 473 stores in our U.K. network, of which 122 are operated by us and 351 are operated by franchisees. All stores in the United Kingdom (with the exception of certain franchises operating under the name "Cash A Cheque") are operated under the name "Money Shop." The stores in the United Kingdom typically offer check cashing, short-term consumer loans and other ancillary products and services.

            Our U.K. business had revenues of $(USD)41.9 million for fiscal
      2003.

      Our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood locations, extended operating hours and high-quality customer service. Our products and services, principally our check cashing and short-term consumer loan program, provide immediate access to cash for living expenses or other needs. We principally cash payroll checks, although our stores also cash government benefit, personal and income-tax-refund checks. During fiscal 2003, we cashed 8.6 million checks with a total face amount of $3.1 billion and an average face amount of $355 per check. Acting both as a servicer and as a direct lender, we originated 2.8 million loans with an average principal amount of $282 and a weighted average term of approximately 15 days. We also strive to provide our customers with high-value ancillary services, including Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.

Industry Overview

      We operate in a sector of the financial services industry that serves the basic need of lower- and middle-income working-class individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing and short-term loans, and consumers who use these services are often underserved by banks and other financial institutions.

      Lower- and middle-income individuals represent the largest part of the population in each country in which we operate. Many of these individuals work in the service sector, which in the United States is one of the fastest growing segments of the workforce.

      However, many of these individuals, particularly in the United States, do not maintain regular banking relationships. They use services provided by our industry for a variety of reasons, including that they often:

      o do not have sufficient assets to meet minimum balance requirements or to achieve the benefits of savings with banks;

      o     do not write enough checks to make a bank account beneficial;

      o     need to access financial services outside of normal banking hours;

      o     desire not to pay fees for banking services that they do not use;

      o     require immediate access to cash from their paychecks; and

      o     may have a dislike or distrust of banks.

      In addition to check cashing services, under-banked consumers also require short-term loans that provide cash for living and other expenses. They also may not be able to or want to obtain loans from banks as a result of:

      o     their immediate need for cash;

      o     irregular receipt of payments from their employers;

      o     their desire for convenience and customer service; and

      o the unavailability of bank loans in small denominations for short terms.

      Despite the demand for basic financial services, access to banks has become more difficult over time for many consumers. Many banks have chosen to close their less profitable or lower-traffic locations. Typically, these closings have occurred in lower-income neighborhoods where the branches have failed to attract a sufficient base of customer deposits. This trend has resulted in fewer convenient alternatives for basic financial services in many neighborhoods. Many banks have also reduced or eliminated some services that under-banked consumers need.

      As a result of these trends, a significant number of retailers have begun to offer financial services to lower- and middle-income individuals. The providers of these services are fragmented, and range from specialty finance offices to retail stores in other industries that offer ancillary services.

      We believe that the under-banked consumer market will continue to grow as a result of a diminishing supply of competing banking services as well as underlying demographic trends. These demographic trends include an overall increase in the population and an increase in the number of service-sector jobs as a percentage of the total workforce.

      The demographics of the typical customers for non-banking financial services vary slightly in each of the markets in which we operate, but the trends driving the industry are generally the same. In addition, the type of store and services that appeal to customers in each market vary based on cultural, social, geographic and other factors. Finally, the composition of providers of these services in each market results in part from the historical development and regulatory environment in that market.

Growth Opportunities

      We believe that significant opportunities for growth exist in our industry as a result of:

      o     growth of the service-sector workforce;

      o failure of commercial banks and other traditional financial service providers to address adequately the needs of lower- and middle-income individuals; and

      o     trends favoring larger operators in the industry.

      We believe that, as the lower- and middle-income population segment increases, and as trends within the retail banking industry make banking less accessible to these consumers, the industry in which we operate will see a significant increase in demand for their products and services. We also believe that the industry will continue to consolidate as a result of a number of factors, including:

      o     economies of scale available to larger operators;

      o use of technology to serve customers better and to control large store networks;

      o inability of smaller operators to form the alliances necessary to deliver new products; and

      o     increased licensing and regulatory burdens.

      This consolidation process should provide us, as operator of one of the largest store networks, with opportunities for continued growth.

Competitive Strengths

      We believe that the following competitive strengths position us well for continued growth:

      Leading Position in Core Markets. We have a leading position in core markets, operating 321 stores in the United States, 181 stores in Canada and 122 stores in the United Kingdom as of June 30, 2003. We have 109 franchised locations in Canada and 351 franchised locations in the United Kingdom. Highlights of our competitive position in these core markets include the following:

            o Our domestic network is focused in rapidly growing markets in the western United States, where we believe we have held leading market positions for over 10 years.

            o We believe that we are the industry leader in Canada, and that we hold a dominant market share with a store in almost every city with a population of over 50,000. Based on a public opinion study of three major metropolitan markets in English speaking Canada, we have achieved brand awareness of 85%.

            o We are the largest check cashing company in the United Kingdom, comprising nearly 25% of the market measured by number of stores, although we believe that we account for 40% of all check cashing transactions performed at check cashing stores.

      High-quality Customer Service. We adhere to a strict set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our customers. We believe that our customers appreciate this convenience, as well as the flexible and extended operating hours that we typically offer, which are often more compatible with our customers' work schedules. We provide our customers with a clean, attractive and secure environment in which to transact their business. We believe that our friendly and courteous customer service at both the store level and through our centralized support centers is a competitive advantage.

      Diversified Product and Geographic Mix. Our stores offer a wide range of consumer financial products and services to meet the demands of their respective locales, including check cashing, short-term consumer loans, money orders and money transfers. We also provide high-value ancillary products and services, including electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services. For fiscal 2003, the revenue contribution by our check cashing operations was 49.4%, our consumer lending operations was 37.2% and our other financial services was 13.4%. In addition to our product diversification, our business is diversified geographically. For fiscal 2003, our U.S. operations generated 50.4% of our total revenue, our Canadian operations generated 30.5% of our total revenue and our U.K. operations generated 19.1% of total revenue. Our product and geographic mix provides a diverse stream of revenue.

      Diversification and Management of Credit Risk. Our revenue is generated through a high volume of small dollar financial transactions, and therefore our exposure to loss from a single customer transaction is minimal. In addition, we actively manage our customer risk profile and collection efforts in order to maximize our consumer lending and check cashing revenues while maintaining losses within a targeted range. We have instituted control mechanisms that have been effective in managing risk. Such mechanisms, among others, include the daily monitoring of initial return rates on our consumer loan portfolio. As a result, we believe that we are unlikely to sustain a material credit loss from a single transaction or series of transactions. We have experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For fiscal 2003, in our check cashing business, net write-offs as a percentage of face amount of checks cashed were 0.2%. For the same period, with respect to loans funded directly by us, net write-offs as a percentage of originations were 2.3%.

      Management Expertise. We have a highly experienced and motivated management team at both the corporate and operational levels. Our senior management team has extensive experience in the financial services industry. Our Chairman and Chief Executive, Jeffrey Weiss, and our President and Chief Financial Officer, Donald Gayhardt, have been with us since 1990 and have demonstrated, through their operational leadership and strategic vision, the ability to grow the business, achieving a revenue compound annual growth rate of 23.3% since 1990. In addition to their expertise, the management team is highly motivated to ensure continued business success, as they collectively own approximately 19.0% of our parent company's fully diluted common stock.

Strategy

      Our business strategy is designed to capitalize on our competitive strengths and enhance our leading market positions. Key elements of our strategy include:

      Introducing Related Products and Services. We offer our customers multiple financial products and services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high-value products and services offered by us. These products and services enable our customers to manage their personal finances more effectively. For example, in fiscal 2003, we introduced debit cards as a new channel for delivering short-term consumer loans to customers at our document transmitter locations and customer loyalty programs in many of our stores. We also offered new tax-based products to our Canadian customers, providing qualified individuals with cash advances against anticipated tax refunds. We intend to continue to innovate and develop new products and services for our customers.

      Growing Through Disciplined Network Expansion. We intend to continue to grow our network through the addition of new stores and franchisees, while adhering to a disciplined selection process. In order to optimize our expansion, we carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability and growth potential. We seek to add locations that offer check cashing, consumer lending or a combination of both. In addition, we will continue to grow our direct-to-consumer lending services that enable us to access a broader customer base without the capital expense of adding company stores.

      Maintaining our Customer-driven Retail Philosophy. We strive to maintain our customer-service-oriented approach and meet the basic financial service needs of our working, lower- and middle-income customers. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. We offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain markets, we operate stores that are open 24 hours a day. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our U.S. stores to measure customer service performance. We plan to continue to develop ways to improve our performance, including through incentive programs to reward employees for exceptional customer service.

      Enhancing Network and Store-level Profitability. With our network of 1,084 stores, we are well positioned to capitalize on economies of scale. Our centralized core support functions, including collections, call center, field operations and service, loan processing and tax filing, enable us to generate efficiencies by improving collections and purchasing power with our vendors. Our proprietary systems are used to further improve our customer relations and loan servicing activities, as well as to provide a highly efficient means to manage our internal as well as regulatory compliance efforts. We plan to continue to take advantage of these efficiencies to enhance network and store-level profitability.

Customers

      Our core customer group generally lacks sufficient income to accumulate assets or to build savings. These customers rely on their current income to cover immediate living expenses and cannot afford to wait for checks to clear through the commercial banking system. We believe that many of our customers use our check cashing and short-term lending services in order to access cash immediately without having to maintain a minimum balance in a checking account and to borrow money to fund living expenses and other needs. We believe that consumers value our affordability and attention to customer service, and their choice of financial service provider is influenced by our convenient locations and extended operating hours.

U.S. Customers

      Based on our operating experience and information provided to us by our customers, we believe that our core domestic check cashing customer group is composed of individuals between the ages of 18 and 44. The majority of these individuals rent their homes, are employed and have annual household incomes of between $10,000 and $35,000, with a median income of $22,500. We believe that many of our customers are workers or independent contractors who receive payment on an irregular basis and generally in the form of a check. In addition, we believe that although approximately 49% of our U.S. customers do have bank accounts, these customers use check cashing stores because they find the locations and extended business hours more convenient than those of banks and because they value the ability to receive cash immediately, without waiting for a check to clear.

      Our operating experience and customer data also suggest that our short-term consumer loan customers are mainly individuals between the ages of 18 and 49. The majority of these individuals rent their homes and are employed in professional/managerial positions. A survey conducted by the Credit Research Center of Georgetown University found that 51.5% of short-term consumer loan customers reported household incomes between $25,000 and $50,000 with 25.4% greater than $50,000. The survey also found that these customers choose short-term consumer loans because of easy and fast approval and convenient location. Unlike many of our check cashing customers, short-term consumer loan customers have a bank account but experience temporary shortages in cash from time to time.

Canadian Customers

      Based on recent market research surveys, we believe that the demographics of our Canadian customers are somewhat different from those of our U.S. customers. Our typical Canadian check cashing customer is approximately 32 years old, employed in the trades/labor sector and earning $(USD)28,000 annually. Our typical Canadian short-term loan customer is 25 to 44 years old, employed in the services sector and earning $(USD)35,000 annually. Approximately 60% of our Canadian customers are male and 40% are female. In contrast to the United States, 66% of our Canadian check cashing customers have bank accounts, and 98% of our Canadian short-term loan customers have bank accounts. Our research shows that these customers continue to use our services because of our fast and courteous service, the stores' extended operating hours and convenient locations.

U.K. Customers

      Recent market research conducted on our behalf and our own customer data have shown that 89% of our U.K. customers have annual incomes below $(USD)30,000, and 58% are under the age of 35. According to market research, approximately 85% of our customer base is employed, with equal numbers of males and females. While 80% of our U.K. customers have bank accounts, they report a high level of dissatisfaction with their current bank relationship. Market research indicated customer service satisfaction levels for our U.K. customers above 95% compared with 50% to 65% satisfaction for the major banks. Staff friendliness and face-to-face contact are key drivers of customer satisfaction. The need for immediate cash is the number one reason for using our services.

Products and Services

      Our locations provide a broad range of consumer financial products and services to our customers at convenient locations with extended operating hours. Customers typically use our stores to cash checks (payroll, government and personal), obtain short-term consumer loans and use one or more of the additional financial services available at most locations. In addition, customers use a variety of other products, including Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.

Check Cashing

      Customers may cash all types of checks at our check cashing locations, including payroll checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear. Before we distribute any cash, we verify both the customer's identification and the validity of the check (occasionally using multiple sources) as required by our standard verification procedures. Customers are charged a fee for this service (typically a small percentage of the face value of the check). The fee varies depending on the size and type of check cashed as well as the customer's check cashing history at our stores. For fiscal 2003, check cashing fees averaged approximately 3.55% of the face value of checks cashed.

      The following chart presents summaries of revenue from our check cashing operations, broken down by consolidated operations, U.S. operations and Canadian and U.K. operations for the periods indicated below:

                                                                          Year ended June 30,
                                          --------------------------------------------------------------------------------------
                                               1999              2000              2001              2002              2003
                                          --------------------------------------------------------------------------------------
Consolidated operations:
Face amount of checks cashed ..........   $2,319,847,000    $2,743,765,000    $3,046,705,000    $2,969,455,000    $3,051,982,000
Number of checks cashed ...............        7,490,406         8,204,528         9,001,635         8,689,819         8,585,459
Average face amount per check .........   $       309.71    $       334.42    $       338.46    $       341.72    $       355.48
Average fee per check .................   $        10.14    $        11.87    $        11.74    $        12.06    $        12.63
Average fee as a % of face amount .....             3.28%             3.55%             3.47%             3.53%             3.55%

U.S. operations:
Face amount of checks cashed ..........   $1,723,912,000    $1,712,912,000    $1,728,504,000    $1,636,967,000    $1,508,407,000
Number of checks cashed ...............        5,176,483         4,654,747         4,485,393         4,317,534         3,786,363
Average face amount per check .........   $       333.03    $       367.99    $       385.36    $       379.14    $       398.38
Average fee per check .................   $        10.73    $        12.17    $        12.19    $        12.41    $        12.98
Average fee as a % of face amount .....             3.22%             3.31%             3.16%             3.27%             3.26%

Canadian and U.K. operations:
Face amount of checks cashed ..........   $  595,935,000    $1,030,853,000    $1,318,201,000    $1,332,488,000    $1,543,575,000
Number of checks cashed ...............        2,313,923         3,549,781         4,516,242         4,372,285         4,799,096
Average face amount per check .........   $       257.54    $       290.40    $       291.88    $       304.76    $       321.64
Average fee per check .................   $         8.98    $        11.47    $        11.30    $        11.71    $        12.35
Average fee as a % of face amount .....             3.49%             3.95%             3.87%             3.84%             3.84%

      If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then send the check to our internal collections department, or occasionally directly to the store, for collection. Our employees contact the maker and/or payee of each returned check. In certain circumstances, we will take appropriate legal action. Recoveries on returned items are credited in the period when the recovery is received. During fiscal 2003, we collected 74.2% of the face value of returned checks.

      The following chart presents summaries of our returned check experience, broken down by consolidated operations, U.S. operations and Canadian and U.K. operations for the periods indicated below:

                                                                            Year ended June 30,
                                                  -----------------------------------------------------------------------
                                                      1999           2000           2001           2002           2003
                                                  -----------------------------------------------------------------------
Consolidated operations:
Face amount of returned checks                    $16,607,000    $22,866,000    $27,938,000    $27,875,000    $26,164,000
Collections on returned checks                     12,505,000     17,097,000     19,752,000     20,812,000     19,426,000
Net write-offs of returned checks                   4,102,000      5,769,000      8,186,000      7,063,000      6,738,000
Collections as a percentage of returned checks           75.3%          74.7%          70.7%          74.7%          74.2%
Net write-offs as a percentage of check
   cashing revenues                                       5.4%           5.9%           7.7%           6.7%           6.2%
Net write-offs as a percentage of face amount
   of checks cashed                                      0.18%          0.21%          0.26%          0.24%          0.22%

U.S. operations:
Face amount of returned checks                    $11,246,600    $12,019,000    $14,519,000    $15,412,000    $12,046,000
Collections on returned checks                      7,646,040      7,808,000      8,872,000     10,560,000      8,335,000
Net write-offs of returned checks                   3,600,560      4,211,000      5,647,000      4,852,000      3,711,000
Collections as a percentage of returned checks           68.0%          65.0%          61.1%          68.5%          69.2%
Net write-offs as a percentage of check
   cashing revenues                                       6.5%           7.4%          10.3%           9.1%           7.6%
Net write-offs as a percentage of face amount
   of checks cashed                                      0.21%          0.25%          0.33%          0.30%          0.25%

Canadian and U.K. operations:
Face amount of returned checks                    $ 5,360,400    $10,847,000    $13,419,000    $12,463,000    $14,118,000
Collections on returned checks                      4,858,960      9,289,000     10,880,000     10,252,000     11,091,000
Net write-offs of returned checks                     501,440      1,558,000      2,539,000      2,211,000      3,027,000
Collections as a percentage of returned checks           90.7%          85.6%          81.1%          82.3%          78.6%
Net write-offs as a percentage of check
   cashing revenues                                       2.4%           3.8%           5.0%           4.3%           5.1%
Net write-offs as a percentage of face amount
   of checks cashed                                      0.08%          0.15%          0.18%          0.17%          0.20%

Consumer Lending

      We originate short-term loans on behalf of two domestic banks and for our own account.

      The short-term consumer loans we originate are commonly referred to as "payday" or "deferred deposit" loans. In a payday-loan transaction, at the time the funds are advanced to the borrower, the borrower signs a note and provides the lender with a post-dated check or a written authorization to initiate an automated clearinghouse charge to the borrower's checking account for the loan principal plus a finance charge; on the due date of the loan (which is generally set at a date on or near the borrower's next payday), the check or automated clearinghouse debit is presented for payment.

      Since June 13, 2002, we have acted as a servicer for County Bank of Rehoboth Beach, Delaware and since October 18, 2002, for First Bank of Delaware. On behalf of these banks, we market unsecured short-term loans to customers with established bank accounts and verifiable sources of income. Loans are made for amounts up to $500, with terms of 7 to 23 days. Under these programs, we earn servicing fees, which may be reduced if the related loans are not collected. We maintain a reserve for estimated reductions. In addition, we maintain a reserve for anticipated losses for loans we make directly. In order to estimate the appropriate level of these reserves, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods. During fiscal 2003, County Bank originated or extended approximately $277.9 million of loans through our locations and document transmitters. First Bank originated or extended approximately $92.5 million of loans through us during this period. County Bank originated or extended approximately $14.7 million of loans through us during fiscal 2002.

      We also originate unsecured short-term loans to customers on our own behalf in Canada, the United Kingdom and certain U.S. markets. We bear the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $500, with terms of 7 to 37 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers' income with terms of 1 to 35 days. We issue loans in the United Kingdom for up to (pound)500, with a term of 28 days. We originated or extended approximately $427.6 million of the loans through our locations and document transmitters during fiscal 2003 and approximately $284.7 million through our locations and document transmitters during 2002.

      We had approximately $20.4 million of consumer loans on our balance sheet at June 30, 2003 and approximately $18.2 million on June 30, 2002. These amounts are reflected in loans and other receivables. Loans and other receivables at June 30, 2003 are reported net of a reserve of $2.4 million related to consumer lending. Loans and other receivables at June 30, 2002 are reported net of a reserve of $2.9 million related to consumer lending.

      The following chart presents a summary of our consumer lending originations and revenues for the following periods:

                                                                  Year ended June 30,
                                                          ----------------------------------
                                                            2001         2002         2003
                                                          ----------------------------------
                                                                    (in thousands)
U.S. originations .....................................   $ 11,965     $ 19,723     $ 81,085
Canadian originations .................................    138,127      188,632      248,149
U.K. originations .....................................     44,679       76,344       98,388
                                                          ----------------------------------
Total originations ....................................   $194,771     $284,699     $427,622
                                                          ==================================

Servicing revenues, net ...............................   $ 41,920     $ 44,765     $ 41,175
Company funded domestic loan revenues .................      1,966        3,545       14,137
Company funded foreign loan revenues ..................     18,776       27,043       35,918
Net write-offs on company funded loans ................     (4,295)      (5,554)      (9,716)
                                                          ----------------------------------
Total consumer lending revenues, net ..................   $ 58,367     $ 69,799     $ 81,514
                                                          ==================================
Net write-offs as a percentage of total originations ..        2.2%         2.0%         2.3%

      During 2002, Eagle National Bank discontinued the business of offering short-term consumer loans through our stores and our document transmitter locations. Under this program, we earned marketing and servicing fees. Eagle originated or extended approximately $402.7 million of loans through us during fiscal 2002.

Other Services and Products

      In addition to check cashing and short-term loans, our customers may choose from a variety of products and services when conducting business at our locations. These services include Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services. A survey of our customers by an independent third party revealed that over 50% of customers use other services in addition to check cashing. We offer our customers multiple financial products and services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high-value products and services offered by us.

      Among our most significant products and services other than check cashing and short-term loans are the following:

o Money Transfers--Through a strategic alliance with Western Union, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 150,000 agents in more than 190 countries throughout the world. We receive a percentage of the commission charged by Western Union for the transfer. For fiscal 2003, we generated total money transfer revenues of $11.7 million, primarily at our check cashing stores.

o Money Orders--Our stores issue money orders for a minimal fee. Customers who do not have checking accounts typically use money orders to pay rent and utility bills. During fiscal 2003, money order transactions had an average face amount of $140 and an average fee of $1.03. For fiscal 2003, our customers purchased 2.4 million money orders, generating total money order revenues of $2.5 million.

Store Operations

Locations

      The following chart sets forth the number of stores in operation as of the dates:

                                                                 June 30,
                                                 ----------------------------------------
                  Markets                           1999     2000    2001   2002     2003
                  -------                        ----------------------------------------
CALIFORNIA
Southern.................................            41       44      47     47       47
Northern.................................            79       92      95     93       91

ARIZONA
Phoenix..................................            25       34      40     45       43
Tucson...................................             0        7      13     16       16

OHIO
Cleveland................................            22       21      19     19       18
Other Ohio cities (1)....................             5        7       5      4        4

PENNSYLVANIA
Philadelphia.............................            10       11       8      8        6
Pittsburgh...............................            10       10      11     11       11

OTHER UNITED STATES
Washington...............................            15       17      21     18       18
Virginia.................................            14       15      16     16       16
Oklahoma.................................             0        8      13     13       10
Nevada...................................             0        1      11     11        8
Colorado.................................             0        6      14     15        7
Oregon...................................             0        2       5      5        5
Louisiana................................             3        3       4      4        4
Texas....................................             3        3       3      4        4
Utah.....................................             3        7       5      5        4
New Mexico...............................             4        4       3      3        3
Hawaii...................................             3        3       3      3        3
Maryland/D.C.............................             4        4      11     10        2
Wisconsin................................             1        1       1      1        1
Franchised locations.....................             3        0       0      0        0

CANADA
Company operated.........................           101      139     157    167      181
Franchised locations.....................            80       81      86     87      109

UNITED KINGDOM
Company operated.........................            11      107     126    123      122
Franchised locations.....................             0      264     261    290      351
                                                 ---------------------------------------
Total stores.............................           437      891     978  1,018    1,084
                                                 =======================================

----------
(1)   These other cities include Akron, Canton, Youngstown and Cincinnati.

      All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. We generally assume the responsibility for required leasehold improvements, including signage, customer service representative partitions, alarm systems, computers, time-delayed safes and other office equipment. We adhere to a strict set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our customers.

Facilities and Hours of Operation

      As part of our retail and customer-driven strategy, we present a clean and attractive environment and an appealing format for our stores. Size varies by location, but the stores are generally 1,000 to 1,400 square feet, with approximately half of that space allocated to the teller and back office areas.

      Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of "normal" banking hours. A typical store operates from 9:00 A.M. to 9:00 P.M. during weekdays and on Saturdays, and from 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, we operate stores 24 hours, seven days per week.

Operational Structure

      Our senior management is located at our corporate headquarters in Berwyn, Pennsylvania and is responsible for our overall direction. We also maintain corporate offices in Victoria, British Columbia and Nottingham, England. Management of our North American store operations is located in our Victoria office while the Nottingham office provides support for our U.K. store operations. This support includes centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing. Our corporate staff also includes personnel dedicated to compliance functions, including internal audit, risk management, privacy and general counsel functions. We believe that our ongoing investment in and company-wide focus on our compliance practices provides us with a competitive advantage relative to most other companies in our industry.

      Additionally, in each country in which we operate, we have a store management organization that is responsible for the day to day operations of our stores. District managers are directly responsible for the oversight of our store managers and store operations. Typically, each district manager oversees eight to ten stores. Each district manager reports to a market manager who supervises approximately five district managers. The market managers report to the head of operations in each of our corporate offices.

      In addition, in fiscal 2001 we opened a centralized facility to support our domestic consumer lending business. This call-center facility, located in Salt Lake City, Utah, currently employs 141 full-time staff. Operating from 8:00 A.M. to midnight, eastern time (including weekends), our staff performs inbound and outbound customer service for current and prospective consumer loan customers as well as collection and loan-servicing functions for all past-due domestic consumer loans. Our management at this facility includes experienced call-center operations, customer service, information technology and collection personnel. We believe that this centralized facility has helped us to improve our loan servicing significantly and has led to reduced credit losses on loans originated by us in the United States and significantly enhances our ability to manage the compliance responsibilities related to our domestic consumer lending operations.

Technology

      We currently have an enterprise-wide transaction processing computer network. We believe that this system has improved customer service by reducing transaction time and has allowed us to manage returned-check losses and loan collection efforts better and to comply with regulatory record keeping and reporting requirements.

      We continue to enhance our point-of-sale transaction processing system composed of a networked hardware and software package with integrated database and reporting capabilities. The point-of-sale system provides our stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of our credit verification process. Also, we have deployed an enhanced centralized loan management and collections system that provides improved customer service processing and management of loan transactions. The loan-management system and collections system uses integrated automated clearinghouse payment and returns processing, which facilitates faster notification of returns and faster clearing of funds as well as utilizing fax server document-processing technology, which has the effect of reducing both processing and loan closing times. The point-of-sale system, together with the enhanced loan-management and collections systems, has improved our ability to offer new products and services and our customer service.

Security

      The principal security risks to our operations are robbery and defalcation. We have put in place extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss. We believe that our systems are among the most effective in the industry. Net security losses represented less than 0.8% of total revenues for fiscal 2003, a decline from net security losses of 1.1% of total revenues for fiscal 2002.

      To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Each store's security measures include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure teller area. Additional security measures include identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

      Since we handle high volumes of cash and negotiable instruments at our locations, daily monitoring, unannounced audits and immediate responses to irregularities are critical in combating defalcations. We have an internal auditing program that includes periodic unannounced store audits and cash counts at randomly selected locations.

Seasonality

      Our business is seasonal due to the impact of several tax-related services, including cashing tax refund checks. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak.

Advertising and Marketing

      We frequently survey and research customer trends and purchasing patterns in order to place the most effective advertising for each market. Our marketing promotions typically include in-store merchandising materials, advertising support and instruction of store personnel in the use of the materials. Drawing on statistical data from our transaction database, we use sophisticated direct marketing strategies to communicate with existing customers and prospects with demographic characteristics similar to those of existing customers. National television advertising promotes our brand in Canada and our franchisees contribute to fund this advertising. We also arrange cooperative advertising for our products and services with strategic partners such as Western Union. We provide our store managers with local marketing training that sets standards for promotions and marketing programs for their stores. Local marketing includes attendance and sponsorship of community events. A national classified telephone directory company is used to place all Yellow Pages advertising as effectively and prominently as possible. We research directory selection to assure effective communication with our target customers.

Competition

      Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. The industry in which we operate in the United States is highly fragmented. An independent industry report estimated the number of check cashing outlets at 13,000 in March 2002, an increase from the approximately 2,200 national listings in 1986, according to a similar industry survey. We believe we operate one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining competitors being local chains and single-unit operators. According to an industry survey, the seven largest check cashing chains in the United States control fewer than 22% of the total number of U.S. stores, reflecting the industry's fragmented nature. An independent report estimated the number of stores offering short-term consumer loans as their principal business at approximately 12,000 as of June 2003.

      In Canada, we believe that we are the industry leader and that we hold a dominant market share with exceptional brand awareness. In a recent public opinion study of three major metropolitan markets in English speaking Canada, we found that we have achieved brand awareness of 85%. We estimate that the number of outlets offering check cashing and/or short-term consumer loans is 1,100. We believe there is only one other network of stores with over 100 locations and only three chains with over 50 locations. While we believe that we enjoy almost 30% market share by outlet in Canada, our research estimates our market share by volume of business to be closer to 50%.

      Based on information from the British Cheque Cashers Association, we believe that we have a U.K. market share of approximately 25%. In addition, we believe that our 473 company-operated and franchised stores account for up to 40% of the total check cashing transactions performed at check cashing stores in the United Kingdom. In the consumer lending market, recent research indicates that the market for small, short-term loans is served by approximately 1,500 store locations, which include check cashers, pawn brokers and home-collected credit companies.

      In addition to other check cashing stores and consumer lending stores in the United States, Canada and the United Kingdom, we compete with banks and other financial services entities, as well as with retail businesses, such as grocery and liquor stores, which often cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants provide this service to a limited number of customers with superior credit ratings and will typically only cash "first party" checks, or those written on the customer's account and made payable to the store.

      We also compete with companies that offer automated check cashing machines, and with franchised kiosk units that provide check-cashing and money order services to customers, which can be located in places such as convenience stores, bank lobbies, grocery stores, discount retailers and shopping malls.

      We believe that convenience, hours of operations and other aspects of customer service are the principal factors influencing customers' selection of a financial services company in our industry, and that the pricing of products and services is a secondary consideration.

Regulation

      We are subject to regulation by foreign, federal and state governments that affects the products and services we provide.

Regulation of Check Cashing

      To date, regulation of check cashing fees has occurred on the state level. We are currently subject to fee regulation in seven states: Arizona, California, the District of Columbia, Hawaii, Louisiana, Maryland, Ohio and Pennsylvania, where regulations set maximum fees for cashing various types of checks. Our fees comply with all state regulations.

      Certain states, including California, the District of Columbia, Ohio, Pennsylvania, Utah and Washington, have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements, while others require check cashing stores to file fee schedules with the state.

      In Canada, the federal government does not directly regulate our industry, nor do provincial governments generally impose any regulations specific to the industry. The exception is in the Province of Quebec, where check cashing stores are not permitted to charge a fee to cash government checks.

Regulation of Consumer Lending

      In the majority of states where we engage in consumer lending, we act as a servicer for County Bank or First Bank, federally insured financial institutions both chartered under the laws of the state of Delaware. We provide County Bank and First Bank with marketing, servicing and collections services for their unsecured short-term loan products that are offered under our brand name Cash 'Til Payday.

      County Bank and First Bank are subject to federal and state banking regulations. Legislation has been introduced in the past at both the state and federal levels that could affect our ability to generate origination fees as a servicer for a bank, as well as our ability to offer consumer loans directly to consumers. While we do not believe that any federal legislation will be passed, if enacted we would not be able to market short-term loans as currently structured. The FDIC has also proposed increasing the capital requirement for banks involved in this business to as much as 100%. These capital requirements could make it substantially more expensive for such banks to engage in consumer lending.

      We have determined, primarily for regulatory reasons, that we should make consumer loans directly to consumers in seven states where advantageous enabling legislation exists: California, Colorado, Louisiana, Oklahoma, Oregon, Virginia and Wisconsin. We have decided not to participate in the consumer lending business in certain other states where legislation is unfavorable or the service is not likely to be profitable. We currently can participate in the consumer lending business in all states where we have a sizeable presence, although there is no guarantee that this situation will continue at the federal or state level.

      Our Canadian consumer lending activities are subject to provincial licensing in Saskatchewan, Nova Scotia and Newfoundland but are subject only to limited substantive regulation. A federal usury ceiling applies to loans we make to Canadian consumers. Such borrowers contract to repay us in cash; if they repay by check, we also collect, in addition to the maximum permissible finance charge, our customary check-cashing fees.

      In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974 and related rules and regulations. As required by the act, we have obtained licenses from the Office of Fair Trading, which is responsible for regulating competition policy and consumer protection. The act also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. To comply with these rules, we use model credit agreements provided by the British Cheque Cashers Association.

      Our consumer lending activities are also subject to certain other state, federal and U.K. regulations, including, but not limited to, regulations governing lending practices and terms, such as truth in lending and usury laws, and rules regarding advertising content.

Currency Reporting Regulation

      Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000, or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. We believe that our point-of-sale system and employee training programs support our compliance with these regulatory requirements.

      Also, money services businesses are required by the Money Laundering Act of 1994 to register with the United States Department of the Treasury. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires money services businesses to file a Suspicious Activity Report for any transaction conducted or attempted involving amounts individually or in total equaling $2,000 or greater, when the money services businesses knows or suspects that the transaction involves funds derived from an illegal activity, the transaction is designed to evade the requirements of the Bank Secrecy Act or the transaction is considered so unusual that there appears to be no reasonable explanation for the transaction. The USA PATRIOT Act includes a number of anti-money-laundering measures designed to assist in the identification and seizure of terrorist funds, including provisions that will directly impact check cashers and other money services businesses. Specifically, the USA PATRIOT Act requires all check cashers to establish certain programs designed to detect and report money laundering activities to law enforcement. We believe we are in compliance with the USA PATRIOT Act.

Privacy Regulation

      We are subject to a variety of state, federal and foreign laws and regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We have systems in place intended to safeguard such information as required.

Other Regulation

      We operate a total of 139 stores in California and Maryland. These states have enacted so-called "prompt remittance" statutes. These statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money orders. In this way, the statutes limit the number of days, known as the "float," that we have use of the money from the sale of the money order.

      In addition to fee regulations, licensing requirements and prompt remittance statutes, certain jurisdictions have also placed limitations on the commingling of money order proceeds and established minimum bonding or capital requirements.

Proprietary Rights

      We hold the rights to a variety of service marks relating to products or services we provide in our stores. In addition, we maintain service marks relating to the various names under which our stores operate.

Insurance Coverage

      We maintain insurance coverage against losses, including theft, to protect our earnings and properties. We also maintain insurance coverage against criminal acts with a deductible of $50,000 per occurrence.

Employees

      On June 30, 2003, we employed 3,348 persons worldwide, consisting of 274 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments and 3,074 persons in our stores, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel.

      None of our employees is represented by a labor union, and we believe that our relations with our employees are good.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This report may contain certain forward-looking statements regarding our expected performance for future periods, and actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks of changing market conditions in the overall economy and the industry, consumer demand, regulatory factors and the success of our strategies and other factors detailed from time to time in our annual and other reports filed with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "will" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statement, including our goals referred to herein, include but are not limited to our inability to:

      o effectively compete in the financial services industry and maintain our share of the market;

      o manage risks inherent in an international operation, including foreign currency fluctuation;

      o     maintain our key banking relationships;

      o     sustain demand for our products and services;

      o manage changes in applicable laws and regulations governing consumer protection and lending practices;

      o     manage our growth effectively;

      o     compete in light of technological advances; or

      o     safeguard against employee error and theft.

Item 2. PROPERTIES

      All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. With respect to leased stores open as of June 30, 2003, the following table shows the total number of leases expiring during the periods indicated, assuming the exercise of our renewal options:

                       Period Ending               Number of
                         June 30,               Leases Expiring
                         --------               ---------------
                           2004                      110
                           2005 - 2008               465
                           2009 - 2013                59
                           2014 - 2018                12
                           2019 - 2023                 2
                                                  ------
                                                     648

      The following table reflects the change in the number of stores during fiscal 2003:

                 Number of stores at June 30, 2002        1,018
                     New stores opened                       14
                     Stores acquired                          5
                     Stores closed                          (36)
                     Net change in franchise stores          83
                                                       ---------
                 Number of stores at June 30, 2003        1,084
                                                       =========

Item 3. LEGAL PROCEEDINGS

      We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law
(Chin) and that we computed bonuses payable to our store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of June 30, 2003, 92% of these settlement offers had been accepted. Plaintiffs' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits and believe we have meritorious defenses to the claims asserted in those matters. We believe the outcome of such litigation will not significantly affect our financial results.

      On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, we moved to stay the action as against us and to compel arbitration of plaintiff's claims as required by his agreement with us. We are presently awaiting a decision on that motion. We believe we have meritorious defenses to the action and intend to defend it vigorously. We believe the outcome of such litigation will not significantly affect our financial results.

      On October 30, 2002, the Oklahoma Administrator of Consumer Credit issued an administrative order revoking the supervised-lending license of our Oklahoma subsidiary on the ground that certain loans we marketed that were made by County Bank did not conform with Oklahoma internal usury laws. The Administrator's order also requires us to refund certain purportedly excess finance charges collected by County Bank. The Administrator's order is presently on appeal to the Oklahoma District Court. On August 20, 2003, that court denied the Administrator's motion to require us to desist from further loan-origination activities pending appeal. We are also appealing a federal court's abstention from ruling on this matter to the United States Court of Appeals for the Tenth Circuit. We are presently unable to evaluate the likelihood of any particular outcome of this matter but, in our opinion, the outcome of such litigation will not significantly affect our financial results.

      In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. In our opinion, the outcome of such litigation and proceedings will not significantly affect our financial results.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for our common stock.

      DFG Holdings, Inc. is the sole record and beneficial owner of all of our outstanding common stock.

      The Indenture dated November 15, 1996 between us and State Street Bank and Trust Company, as trustee (the "Indenture"), relating to the 10 7/8% Senior Notes due 2006, the agreement dated December 18, 1998 relating to the 10 7/8% Senior Subordinated Notes due 2006 as well as our credit agreement, contain restrictions as to the declaration and payment of dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements included elsewhere in this report.

Item 6. SELECTED FINANCIAL DATA

      The selected consolidated historical financial information on the following page should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The balance sheet and statement of operations data as of and for the years ended June 30, 1999, 2000, 2001, 2002 and 2003 have been derived from historical consolidated financial statements.

                                                                          Year ended June 30,
                                           -----------------------------------------------------------------------------------
                                              1999(1),(2)        2000(3)          2001(4)         2002(5)           2003
                                           -----------------------------------------------------------------------------------
                                                           (dollars in thousands, except check cashing data)
Statement of Operations Data:
Revenues:
   Revenues from check cashing ..........  $       76,304    $       97,350   $      105,690   $      104,792   $      108,435
   Revenues from consumer lending, net ..          18,559            34,787           58,367           69,799           81,514
   Other revenues .......................          26,116            33,616           31,442           27,385           29,439
                                           -----------------------------------------------------------------------------------
Total revenues ..........................         120,979           165,753          195,499          201,976          219,388

Store and regional expenses:
   Salaries and benefits ................          35,329            47,058           57,453           65,295           69,799
   Occupancy ............................           9,609            12,800           16,881           18,087           18,856
   Depreciation .........................           2,227             4,683            5,829            6,522            5,859
   Other ................................          23,764            36,503           45,321           46,238           47,766
                                           -----------------------------------------------------------------------------------
Total store and regional expenses .......          70,929           101,044          125,484          136,142          142,280

Establishment of reserves for new
   consumer lending arrangements ........              --                --               --            2,244               --
Corporate expenses ......................          13,648            20,864           22,500           24,516           31,241
Loss on store closings and sales and
   other restructuring ..................             103               249              926            1,435            3,987
Goodwill amortization ...................           4,686             5,564            4,710               --               --
Other depreciation and amortization .....           1,020             1,620            1,952            2,709            3,320
Interest expense ........................          16,401            17,491           20,361           18,694           20,168
Recapitalization costs ..................          12,575             1,478               --               --               --
Establishment of reserve for legal matter              --                --               --               --            2,750
                                           -----------------------------------------------------------------------------------

Income before income taxes and
   extraordinary item ...................           1,617            17,443           19,566           16,236           15,642
Income tax provision ....................           3,881            12,043           12,876           10,199           13,511
                                           -----------------------------------------------------------------------------------
(Loss) income before extraordinary item .          (2,264)            5,400            6,690            6,037            2,131
Extraordinary loss on debt extinguishment
   (net of income tax benefit of $45)  ..              85                --               --               --               --
                                           -----------------------------------------------------------------------------------
Net (loss) income .......................  $       (2,349)   $        5,400   $        6,690   $        6,037   $        2,131
                                           ===================================================================================

Operating and Other Data:
Net cash provided by (used in):
   Operating activities .................  $       15,951    $       16,792   $       16,442   $       14,453   $        4,230
   Investing activities .................         (23,471)          (44,526)         (32,365)         (10,108)         (10,679)
   Financing activities .................          18,269            35,306           15,602            9,409          (11,295)
Stores in operation at end of period ....             437               891              978            1,018            1,084

Check Cashing Data:
Face amount of checks cashed ............  $2,319,847,000    $2,743,765,000   $3,046,705,000   $2,969,455,000   $3,051,982,000
Number of checks cashed .................       7,490,406         8,204,528        9,001,635        8,689,819        8,585,459
Average face amount per check cashed ....  $       309.71    $       334.42   $       338.46   $       341.72   $       355.48
Average fee per check ...................  $        10.14    $        11.87   $        11.74   $        12.06   $        12.63
Average fee as a % of face amount .......            3.28%             3.55%            3.47%            3.53%            3.55%

Balance Sheet Data (at end of period):
Cash ....................................  $       65,782    $       73,288   $       72,452   $       86,633   $       71,805
Total assets ............................         203,709           259,714          276,172          291,312          296,536
Total indebtedness ......................         142,166           179,146          197,136          208,191          198,970
Shareholder's equity ....................          36,334            39,595           42,624           53,515           68,397

(1) On November 13, 1998, Holdings entered into an agreement and plan of merger with DFG Acquisition, Inc., a Delaware corporation, controlled by Green Equity Investors II, L.P., a Delaware limited partnership and some of the Holdings' stockholders providing for the merger of DFG Acquisition, Inc. with and into Holdings, with Holdings as the surviving corporation. The merger, which was consummated on December 18, 1998 was accounted for as a recapitalization of Holdings. In the merger, the senior members of management of Holdings retained substantially all of their stock in Holdings, and the other stockholders received cash in exchange for their shares of Holdings.

(2) On February 10, 1999, we acquired all of the outstanding shares of Instant Cash Loans Limited, which operated eleven stores in the UK. The initial purchase price for this acquisition was $9.4 million plus initial working capital of approximately $2.0 million and was funded with the issuance of our 10 7/8% Senior Subordinated Notes Due 2006. The excess of the purchase price over the fair value of identifiable net assets acquired was $8.3 million. On February 17, 1999, National Money Mart Company, one of our subsidiaries, acquired the remaining 86.5% partnership interest in its Calgary Money Mart Partnership. The Calgary Money Mart Partnership operated six stores in Alberta, Canada. The aggregate purchase price for this acquisition was $5.6 million and was funded with the issuance of our 10 7/8% Senior Subordinated Notes Due 2006. The excess of the purchase price over the fair value of identifiable net assets acquired was $5.2 million.

(3) On July 7, 1999, we acquired all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited, which operated 44 company owned stores in the UK. The initial purchase price for this acquisition was $12.5 million and was funded through excess internal cash, our revolving credit facility and our 10 7/8% Senior Subordinated Notes Due 2006. The excess of the purchase price over the fair value of the identifiable net assets acquired was $8.2 million. Additional consideration of $9.7 million was subsequently paid based under the profit-based earn-out agreement. On November 18, 1999, we acquired all of the outstanding shares of Cheques R Us, Inc. and Courtenay Money Mart Ltd. , which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.2 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.1 million. On December 15, 1999, we acquired all of the outstanding shares of Cash Centres Corporation Limited, which operated five company owned stores and 238 franchises in the UK. The aggregate purchase price for this acquisition was $8.4 million and was funded through our revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. Additional consideration of $2.7 million was subsequently paid based under a profit-based earn-out agreement. On February 10, 2000, we acquired substantially all of the assets of CheckStop, Inc., which is a payday-loan business operating through 150 independent document transmitters in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through our revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. Additional consideration of $250,000 was subsequently paid based upon a future results of operations earn-out agreement.

(4) On August 1, 2000, we purchased all of the outstanding shares of West Coast Chequing Centres, Ltd, which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess price over the fair value of identifiable net assets acquired was $1.4 million. On August 7, 2000, we purchased substantially all of the assets of Fast 'n Friendly Check Cashing, which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through our revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid based on a revenue earn-out agreement. On August 28, 2000, we purchased primarily all of the assets of Ram-Dur Enterprises, Inc. d/b/a AAA Check Cashing Centers, which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through our revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million. On December 5, 2000, we purchased all of the outstanding shares of Fastcash Ltd., which operated 13 company owned stores and 27 franchises in the UK. The aggregate purchase price for this acquisition was $3.1 million and was funded through our revolving credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. Additional consideration of $2.0 million was subsequently paid during fiscal 2003 based upon a future results of operations earn-out agreement.

(5)   On July 1, 2001, we adopted Financial Accounting Standards Board
      Opinion No. 142 "Goodwill and Other Intangible Assets". In accordance with the provisions of SFAS No. 142 we ceased amortization of goodwill.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, if we fund the loans directly, interest on the loans.

      Our expenses primarily relate to the operations of our store network, including salaries and benefits for our employees, occupancy expense for our leased real estate, depreciation of our assets and corporate and other expenses, including costs related to opening and closing stores. During fiscal 2003, we took actions to reduce costs and make our operations more efficient, including centralizing and consolidating our store support functions for our North American operations. We expect that these actions will reduce our expenses by in excess of $5.0 million during fiscal 2004.

      In each foreign country in which we operate, local currency is used for both revenue and expenses. Therefore, we record the impact of foreign currency exchange rate fluctuations related to our foreign net income.

Discussion of Critical Accounting Policies

      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We evaluate these estimates on an ongoing basis, including those related to revenue recognition, loss reserves and intangible assets. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

      We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

      Generally, we recognize revenue when services for the customer have been provided which, in the case of check cashing and other retail products, is at the point of sale. For our unsecured short-term loan service, all revenues are recognized ratably over the life of the loan, offset by net write-offs.

Consumer Loan Loss Reserves and Check Cashing Returned Item Policy

      We maintain a loan loss reserve for anticipated losses for loans we make directly as well as for fee adjustments for losses on loans we originate and service for others. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, historical loans charged off, current collection patterns and current economic trends. As these conditions change, we may need to make additional allowances in future periods.

      A loss on consumer loans is charged against revenues during the period in which the loss occurred. A recovery is credited to revenues during the period in which the recovery is made. These net losses and changes in the loan loss reserve are charged to revenues in the consolidated statements of operations.

      We charge operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery occurs. These net losses are charged to other store and regional expenses in the consolidated statements of operations.

Goodwill

      We have significant goodwill on our balance sheet. The testing of goodwill for impairment under established accounting guidelines also requires significant use of judgment and assumptions. In accordance with accounting guidelines, we determine the fair value of our goodwill using multiples of earnings of other companies. Goodwill is tested and reviewed for impairment on an ongoing basis under established accounting guidelines. However, changes in business conditions may require future adjustments to asset valuations.

Results of Operations

      The following table sets forth our results of operations as a percentage of revenues for the following periods:

                                                                      Year ended June 30,
                                                                   -------------------------
                                                                     2001     2002     2003
                                                                   -------------------------
Statement of Operations Data:
Revenues:
    Revenues from check cashing .................................    54.1%    51.9%    49.4%
    Revenues from consumer lending, net .........................    29.9     34.6     37.2
    Other revenues ..............................................    16.0     13.5     13.4
                                                                    -----------------------
Total revenues ..................................................   100.0    100.0    100.0

Store and regional expenses:
    Salaries and benefits .......................................    29.4     32.3     31.8
    Occupancy ...................................................     8.6      9.0      8.6
    Depreciation ................................................     3.0      3.2      2.7
    Other .......................................................    23.2     22.9     21.8
                                                                    -----------------------
Total store and regional expenses ...............................    64.2     67.4     64.9

Establishment of reserves for new consumer lending arrangements .      --      1.1       --
Corporate expenses ..............................................    11.5     12.1     14.2
Loss on store closings and sales and other restructuring ........     0.5      0.8      1.8
Goodwill amortization ...........................................     2.4       --       --
Other depreciation and amortization .............................     1.0      1.3      1.5
Interest expense ................................................    10.4      9.3      9.2
Establishment of reserve for legal matter .......................      --       --      1.3
                                                                    -----------------------
Income before income taxes ......................................    10.0      8.0      7.1
Income tax provision ............................................     6.6      5.0      6.1
                                                                    -----------------------
Net income ......................................................     3.4%     3.0%     1.0%
                                                                    =======================

Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002

      Revenues. Total revenues were $219.4 million for fiscal 2003, compared to $202.0 million for fiscal 2002, an increase of $17.4 million, or 8.6%. Comparable retail store, franchised store and document transmitter revenues increased $15.8 million, or 8.1%, which is primarily attributable to our foreign operations as those markets continue to mature as well as the impact of favorable foreign currency rates in fiscal 2003. New store openings accounted for an increase of $4.5 million, which was partially offset by a decline of $2.9 million in revenues from closed stores.

      The increase in total revenues resulted primarily from an increase of $11.7 million, or 16.8%, in consumer lending revenues. The increase in consumer lending revenues was primarily a result of a $7.8 million, or 34.2%, increase in revenues in Canada resulting from higher lending volumes and increased finance charges, and an increase of $3.9 million, or 8.3%, in domestic revenues primarily resulting from a decrease in credit losses (which are netted against revenues). In addition to the increase in consumer lending revenues, our check cashing revenues increased by $3.6 million, or 3.5%. Foreign check cashing revenues accounted for $8.1 million of this increase offset by a $4.5 million decline in domestic check cashing revenues due to an overall decline in service sector employment. The balance of the increase in total revenues, $2.1 million, relates to other ancillary products, primarily revenues from money transfer fees.

      Store and Regional Expenses. Store and regional expenses were $142.3 million for fiscal 2003, compared to $136.1 million for fiscal 2002, an increase of $6.2 million, or 4.5%. The full-year effect of the new store openings in fiscal 2003 accounted for an increase of $1.5 million. Also, store and regional expenses increased $4.0 million due to increased salaries and benefits attributable to our foreign subsidiaries, commensurate with the growth in those operations. Total store and regional expenses as a percentage of revenues decreased from 67.4% in fiscal 2002 to 64.9% in fiscal 2003. Store and regional expenses as a percentage of revenues of our foreign subsidiaries were 55.7% for fiscal 2002 and 52.5% for fiscal 2003.

            Salaries and Benefits Expense. Salaries and benefits expense was $69.8 million for fiscal 2003, compared to $65.3 million for fiscal 2002, an increase of $4.5 million, or 6.9%. New store openings accounted for $600,000 of the increase. Our foreign subsidiaries accounted for an increase of $4.0 million in salaries and benefits. Salaries and benefits expenses as a percentage of revenues decreased from 32.3% for fiscal 2002 to 31.8% for fiscal 2003.

            Occupancy Expense. Occupancy expense was $18.9 million for fiscal 2003, compared to $18.1 million for fiscal 2002, an increase of $800,000, or 4.3%. New store openings accounted for $400,000 of the increase. Occupancy expense as a percentage of revenues decreased from 9.0% for fiscal 2002 to 8.6% for fiscal 2003.

            Depreciation Expense. Depreciation expense was $5.9 million for fiscal 2003, compared to $6.5 million for fiscal 2002, a decrease of $600,000, or 10.2%. Depreciation expense as a percentage of revenues decreased from 3.2% for fiscal 2002 to 2.7% for fiscal 2003.

            Other. Other store and regional expenses were $47.8 million for fiscal 2003, compared to $46.2 million for fiscal 2002, an increase of $1.6 million, or 3.3%. New store openings accounted for an increase in other store and regional expenses of $700,000. The closing of stores during the fiscal year partially offset these increases. Other store and regional expenses consist of bank charges, armored security costs, net returned third party checks, cash shortages, cost of goods sold, advertising and other costs incurred by the stores.

      Establishment of Reserves for New Consumer Lending Arrangements. During fiscal 2002 we ceased servicing loans for Eagle National Bank, entered into a new servicing arrangement with County Bank and increased the number of company-funded loans we originated. In connection with these new consumer lending arrangements, we established a reserve of $2.2 million.

      Corporate Expenses. Corporate expenses were $31.2 million for fiscal 2003, compared to $24.5 million for fiscal 2002, an increase of $6.7 million, or 27.4%. The increase was due to costs associated with the implementation of enhanced transaction processing systems, the establishment of new business development strategies, professional fees associated with our new banking relationships with First Bank and County Bank and increased salaries and benefits associated with the growth of foreign operations. During the fourth quarter of fiscal 2003, we transferred certain operational support functions to our Canadian headquarters from our U.S. headquarters to complete a process of rationalizing our North American corporate office functions that had begun in October 2002. We believe the restructuring efforts undertaken in fiscal 2003 will result in an annual savings of $5.0 million. Corporate expenses as a percentage of revenues increased from 12.1% for fiscal 2002 to 14.2% for fiscal 2003. We expect corporate expenses as a percentage of revenues to decline in fiscal 2004.

      Loss on Store Closings and Sales and Other Restructuring. Loss on store closings and sales and other restructuring was $4.0 million for fiscal 2003, compared to $1.4 million for fiscal 2002. For fiscal 2003, we provided $1.6 million for the closure costs associated with the shutdown of 27 underperforming stores. These costs consist primarily of lease obligations and leasehold improvement write-offs. In addition, we provided $1.7 million, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions. We anticipate that loss on store closings and sales and other restructuring will decline significantly in 2004.

      Other Depreciation and Amortization. Other depreciation and amortization expenses were $3.3 million for fiscal 2003, compared to $2.7 million for fiscal 2002, an increase of $600,000, or 22.6%. This increase is attributable to additional investments in technology and the expansion of our Canadian corporate office as a result of the relocation of certain operational support functions to Canada from the U.S. headquarters. Other depreciation and amortization as a percentage of revenues increased from 1.3% for fiscal 2002 to 1.5% for fiscal 2003.

      Interest Expense. Interest expense was $20.2 million for fiscal 2003, compared to $18.7 million for fiscal 2002, an increase of $1.5 million, or 7.9%. This increase is attributable to an increase in the average borrowings of our credit facilities, an increase in interest rates as a result of the November 2002 amendment of our credit facility and the impact of the 15.6% interest rate associated with our collateralized borrowing.

      Establishment of Reserve for Legal Matter.  We accrued $2.8 million during
fiscal  2003   related  to  a  legal  matter   described   in   "Business--Legal
Proceedings."

      Income Tax Provision. Provision for income taxes was $13.5 million in 2003 and $10.2 million in 2002. Our effective tax rate for 2003 was 86.4%, compared to 62.8% for 2002. The effective rate differs from the federal statutory rate of 35% due to state taxes, foreign taxes and U.S. taxes on foreign earnings, primarily resulting from the guarantees on our domestic revolving credit facility and senior notes by our foreign subsidiaries.

Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001

      Revenues. Total revenues were $202.0 million for fiscal 2002, compared to $195.5 million for fiscal 2001, an increase of $6.5 million, or 3.3%. Comparable retail store, franchised store and document transmitter revenues increased $2.4 million, or 1.3%. The entities acquired during fiscal 2001 and new store openings accounted for an increase of $10.0 million. The increase in total revenues resulted from an $11.4 million, or 19.5%, increase in consumer lending revenues, net. The increase in consumer lending revenues, net was primarily a result of a $7.9 million, or 53%, increase in foreign lending operations, principally due to volume growth in Canada and the introduction of consumer loan products into our acquired stores in the United Kingdom, and a $2.2 million, or 61.4%, revenue increase in our direct-to-consumer lending business. The balance of the increase in consumer lending revenues, net, $1.3 million, is attributable to other domestic lending operations. Partially offsetting this increase, however, was a decline in revenues of $3.1 million from closed stores and a decline in revenues of $2.8 million from the termination of the State of New York government contract, both occurring during fiscal 2001.

      Store and Regional Expenses. Store and regional expenses were $136.1 million for fiscal 2002, compared to $125.5 million for fiscal 2001, an increase of $10.6 million, or 8.4%. The full-year effect of the acquisitions in fiscal 2001 resulted in an increase in store and regional expenses of $1.0 million and new store openings accounted for an increase of $6.0 million. Also, store and regional expenses increased $1.3 million due to salaries and benefits attributable to foreign subsidiaries, commensurate with the growth in those operations. In addition, $600,000 of the increase in store and regional expenses resulted from an increase in salaries and benefits due to the continued growth of our direct-to-consumer lending business and $1.9 million of the increase in store and regional expenses resulted from the costs of the further development of our centralized collection division in fiscal 2002. Store and regional expenses as a percentage of revenues increased from 64.2% in fiscal 2001 to 67.4% in fiscal 2002. Store and regional expenses as a percentage of revenues from our foreign subsidiaries were 57.5% for fiscal 2001 and 55.7% for fiscal 2002.

            Salaries and Benefits Expense. Salaries and benefits expense was $65.3 million for fiscal 2002, compared to $57.5 million for fiscal 2001, an increase of $7.8 million, or 13.6%. Acquisitions accounted for an increase in salaries and benefits of $500,000 and new store openings accounted for $2.8 million. Our foreign subsidiaries accounted for an increase of $1.3 million in salaries and benefits. In addition, our direct-to-consumer lending business and centralized collection divisions accounted for an increase of $2.5 million due to increased growth. Salaries and benefits expenses as a percentage of revenues increased from 29.4% for fiscal 2001 to 32.3% for fiscal 2002.

            Occupancy Expense. Occupancy expense was $18.1 million for fiscal 2002, compared to $16.9 million for fiscal 2001, an increase of $1.2 million, or 7.1%. New store openings and acquisitions accounted for the increase. Occupancy expense as a percentage of revenues increased from 8.6% for fiscal 2001 to 9.0% for fiscal 2002.

            Depreciation Expense. Depreciation expense was $6.5 million for fiscal 2002, compared to $5.8 million for fiscal 2001 an increase of $700,000, or 12.1%. New store openings and acquisitions accounted for an increase of $600,000. Depreciation expense as a percentage of revenues increased to 3.2% for fiscal 2002 from 3.0% for fiscal 2001.

            Other. Other store and regional expenses were $46.2 million for fiscal 2002, compared to $45.3 million for fiscal 2001, an increase of $900,000, or 2.0%. New store openings and acquisitions accounted for an increase in other store and regional expenses of $1.8 million. In addition, costs associated with our direct-to-consumer lending business and centralized collection divisions increased during fiscal 2002 due to the growth in that business. Stores closed during fiscal 2002 partially offset these increases.

      Establishment of Reserves for New Consumer Lending Arrangements. During fiscal 2002 we ceased servicing loans for Eagle National Bank, entered into a new servicing arrangement with County Bank and increased the number of company-funded loans we originated. In connection with these new consumer lending arrangements, we established a reserve of $2.2 million.

      Corporate Expenses. Corporate expenses were $24.5 million for fiscal 2002, compared to $22.5 million for fiscal 2001, an increase of $2.0 million, or 8.9%. This increase resulted from additional salaries and benefits associated with the growth of the foreign operations during fiscal 2002. Corporate expenses as a percentage of revenues increased to 12.1% for fiscal 2002 from 11.5% for fiscal 2001.

      Loss on Store Closings and Sales. During fiscal 2002, we closed 16 stores. Loss on store closings and sales was $1.2 million for fiscal 2002, compared to $900,000 for fiscal 2001.

      Other Depreciation and Amortization. Other depreciation and amortization expenses were $2.7 million for fiscal 2002, compared to $2.0 million for fiscal 2001, an increase of $0.7 million, or 35%. This increase is attributable to additional capital expenditures made by the corporate office during fiscal 2002. Other depreciation and amortization as a percentage of revenues increased from 1.0% for fiscal 2001 to 1.3% for fiscal 2002.

      Interest Expense. Interest expense was $18.7 million for fiscal 2002, compared to $20.4 million for fiscal 2001, a decrease of $1.7 million, or 8.3%. This decrease was primarily attributable to the decrease in the average interest rates of our credit facilities.

      Income Tax Provision. Provision for income taxes was $10.2 million in 2002 and $12.9 million in 2001. Our effective tax rate for 2002 was 62.8%, compared to 65.8% for 2001. The effective rate differs from the federal statutory rate of 35% due to state taxes, foreign taxes, U.S. taxes on foreign earnings and, for fiscal 2001, nondeductible goodwill amortization resulting from the management buyout of our company on June 30, 1994 and several subsequent acquisitions.

Liquidity and Capital Resources

      Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company-originated short-term consumer loans and finance store expansion.

      Net cash provided by operating activities was $16.4 million in fiscal 2001, $14.5 million in fiscal 2002 and $4.2 million in fiscal 2003. The decline in net cash provided by operating activities is primarily a result of the increased working capital related to the timing of settlements associated with the consumer lending program. Our prior relationship with Eagle National Bank provided for daily settlement of amounts owed to us from consumer loan activity; our relationship with County Bank provides for monthly settlement and our relationship with First Bank provides for semi-monthly settlement.

      Net cash used in investing activities was $32.4 million in fiscal 2001, $10.1 million in fiscal 2002 and $10.7 million in fiscal 2003. Our investing activities primarily relate to purchases of property and equipment for our stores, investments in technology and acquisitions. During fiscal 2003, $3.0 million of this amount was attributable to earn-out payments on acquisitions completed during previous years. We currently expect that our capital expenditures will aggregate approximately $7.0 million during fiscal 2004 for remodeling and relocation of certain existing stores and for opening new stores.

      Net cash provided by (used in) financing activities was $15.6 million in fiscal 2001, $9.4 million in fiscal 2002 and $(11.3) million in fiscal 2003. The decline during fiscal 2003 was primarily the result of a decrease in borrowings under our revolving credit facilities from $78.9 million as of June 30, 2002 to $61.7 million as of June 30, 2003.

      Revolving Credit Facilities. We have three revolving credit facilities: a domestic revolving credit facility, a Canadian overdraft facility and a United Kingdom overdraft facility.

            Domestic Revolving Credit Facility. Our borrowing capacity under our domestic revolving credit facility is limited to the total commitment of $72.0 million less letters of credit totaling $9.0 million issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations. At June 30, 2003, our borrowing capacity was $63.0 million. The domestic revolving credit facility contains a provision for a reduction of $1.5 million by September 30, 2003 and an additional $1.5 million by December 31, 2003. Borrowings under the domestic revolving credit facility as of June 30, 2003 were $60.8 million.

            Canadian Overdraft Facility. We have a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $4.8 million, of which $4.8 million was outstanding on June 30, 2002 and $0.0 was outstanding on June 30, 2003. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance.

            United Kingdom Overdraft Facility. For our U.K. operations, we have a United Kingdom overdraft facility which provides for a commitment of up to approximately $6.2 million, of which $5.5 million was outstanding on June 30, 2002 and $900,000 was outstanding on June 30, 2003. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of LIBOR plus 1.00%. The United Kingdom overdraft facility is secured by a $6.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

      Long-Term Debt. Long-term debt consists of our senior notes that mature on November 15, 2006, and our senior subordinated notes that mature on December 31, 2006.

      Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

      Other Collateralized Borrowings. On November 15, 2002, we entered into an agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom. Pursuant to the agreement, we will retain servicing responsibilities and earn servicing fees, which are subject to reduction if the related loans are not collected. At June 30, 2003, we had $8.0 million of loans receivable pledged under this agreement.

      We entered into the commitments described above and other contractual obligations in the normal course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2003, excluding periodic interest payments, include the following:

                                                              Payments Due by Period (in thousands)
                                               -------------------------------------------------------------------
                                                  Total      Less than 1   1 - 3 Years   4 - 5 Years     After 5
                                                                Year                                      Years
                                               -----------   -----------   -----------   -----------   -----------
Revolving credit facilities ................   $    61,699   $    61,699   $        --   $        --   $        --
Long-term debt
    Senior notes ,..........................       109,190            --            --       109,190            --
    Senior subordinated notes ..............        20,000            --            --        20,000            --
Operating leases ...........................        50,281        15,717        20,412         9,148         5,004
Other collateralized borrowings ............         8,000         8,000            --            --            --
Other ......................................            81            81            --            --            --
                                               -----------   -----------   -----------   -----------   -----------

Total contractual cash obligations .........   $   249,251   $    85,497   $    20,412   $   138,338   $     5,004
                                               ===========   ===========   ===========   ===========   ===========

      We are highly leveraged, and borrowings under the credit facilities will increase our debt service requirements. We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future, including payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We expect additional revenue growth to be generated by increased check cashing revenues, growth in the consumer lending business, the maturity of recently opened stores and the continued expansion of new stores. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to meet our debt service requirements or to make anticipated capital expenditures. We may need to refinance all or a portion of our indebtedness on or prior to maturity, under certain circumstances, and we cannot assure you that we will be able to effect such refinancing on commercially reasonable terms or at all.

Impact of New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that it will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The new accounting provisions of this Interpretation became effective upon issuance for all new variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. We have not entered into any new transactions involving variable interest entities on or after February 1, 2003. This pronouncement also must be applied effective July 1, 2003 to existing variable interest entities acquired by us prior to February 1, 2003. The impact of this pronouncement is not expected to have a material effect on our financial position or results of operation.

Impact of Inflation

      We do not believe that inflation has a material impact on our earnings from operations.

Seasonality

      Our business is seasonal due to the impact of several tax-related services, including cashing tax refund checks. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with the addition of new stores.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally

      In the operations of our subsidiaries and the reporting of our consolidated financial results, we are affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which we and our subsidiaries are exposed relate to:

            o     interest rates on debt; and

            o foreign exchange rates generating translation gains and losses.

      We and our subsidiaries have no market risk sensitive instruments entered into for trading purposes, as defined by generally accepted accounting principles. Information contained in this section relates only to instruments entered into for purposes other than trading.

Interest Rates

      Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Our debt consists of fixed-rate senior notes and senior subordinated notes. Our revolving credit facilities carry variable rates of interest. As most of our average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Exchange Rates

      Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign exchange fluctuations. We did not purchase options of this kind during fiscal 2003. Out of the money put options may be purchased because they cost less than completely averting the risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts.

      Canadian operations account for approximately 166.6% of our fiscal 2003 consolidated pre-tax earnings, and U.K. operations account for approximately 52.9% of our fiscal 2003 consolidated pre-tax earnings. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $8.4 million. Our U.K. subsidiary has $8.0 million of collateralized borrowings denominated in U.S. dollars that are subject to foreign currency transaction gains and losses. These gains and losses are included in corporate expenses.

      We estimate that a 10.0% change in foreign exchange rates by itself would impact reported pre-tax earnings from continuing operations by approximately $3.4 million for fiscal 2003 and $2.3 million for 2002. This impact represents nearly 21.9% of our consolidated pre-tax earnings for fiscal 2003 and 14.0% of our consolidated pre-tax earnings for fiscal 2002.

Item 8. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DFG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dollar Financial Group, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Group, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the financial statements, in fiscal 2002 Dollar Financial Group, Inc. changed its method of accounting for its goodwill.


                              /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
September 29, 2003

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                                         June 30,
                                                                   --------------------
                                                                     2002        2003
                                                                   --------------------
Assets
Cash and cash equivalents ......................................   $ 86,633    $ 71,805
Loans and other receivables, net of reserve of $2,862 and $2,437     20,542      22,677
Loans receivable pledged .......................................         --       8,000
Prepaid expenses ...............................................      6,745       6,358
Notes receivable--officers .....................................      2,756       2,756
Due from parent ................................................      3,606       4,573
Property and equipment, net of accumulated
    depreciation of $30,119 and $39,309 ........................     30,510      29,209
Goodwill and other intangibles, net of accumulated
    amortization of $21,070 and $21,308 ........................    132,264     144,125
Debt issuance costs, net of accumulated
    amortization of $6,153 and $7,945 ..........................      6,292       5,200
Other ..........................................................      1,964       1,833
                                                                   --------------------
                                                                   $291,312    $296,536
                                                                   ====================

Liabilities and shareholder's equity
Accounts payable ...............................................   $ 18,249    $ 17,245
Income taxes payable ...........................................      1,831          11
Accrued expenses ...............................................      7,932       9,419
Accrued interest payable .......................................      1,539       1,656
Deferred tax liability .........................................         55         838
Other collateralized borrowings ................................         --       8,000
Revolving credit facilities ....................................     78,936      61,699
10-7/8% Senior Notes due 2006 ..................................    109,190     109,190

Subordinated notes payable and other ...........................     20,065      20,081
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares authorized;
       100 shares issued and outstanding at June 30, 2002
       and 2003 ................................................         --          --
    Additional paid-in capital .................................     50,957      50,957
    Retained earnings ..........................................      6,903       9,034
    Accumulated other comprehensive (loss) income ..............     (4,345)      8,406
                                                                   --------------------
Total shareholder's equity .....................................     53,515      68,397
                                                                   --------------------
                                                                   $291,312    $296,536
                                                                   ====================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                        Year ended June 30,
                                                                  ------------------------------
                                                                    2001       2002       2003
                                                                  ------------------------------
Revenues ......................................................   $195,499   $201,976   $219,388

Store and regional expenses:
    Salaries and benefits .....................................     57,453     65,295     69,799
    Occupancy .................................................     16,881     18,087     18,856
    Depreciation ..............................................      5,829      6,522      5,859
    Other .....................................................     45,321     46,238     47,766
                                                                  ------------------------------
Total store and regional expenses .............................    125,484    136,142    142,280

Establishment of reserves for new consumer lending arrangements         --      2,244         --
Corporate expenses ............................................     22,500     24,516     31,241
Loss on store closings and sales and other restructuring ......        926      1,435      3,987
Goodwill amortization .........................................      4,710         --         --
Other depreciation and amortization ...........................      1,952      2,709      3,320
Interest expense, net of interest income of $470,
    $254 and $173 .............................................     20,361     18,694     20,168
Establishment of reserve for legal matter .....................         --         --      2,750
                                                                  ------------------------------
Income before income taxes ....................................     19,566     16,236     15,642
Income tax provision ..........................................     12,876     10,199     13,511
                                                                  ------------------------------

Net income ....................................................   $  6,690   $  6,037   $  2,131
                                                                  ==============================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (In thousands, except share data)

                                                                         (Accumulated   Accumulated
                                        Common Stock          Additional    Deficit)       Other         Total
                                   ----------------------      Paid-in      Retained   Comprehensive  Shareholder's
                                     Shares       Amount       Capital      Earnings   (Loss) Income     Equity
                                   --------------------------------------------------------------------------------
Balance, June 30, 2000 .......          100      $     --      $ 50,957     $ (5,824)     $ (5,538)     $ 39,595
Comprehensive income .........
     Translation adjustment
         for the year ended
         June 30, 2001 .......                                                              (3,661)       (3,661)
     Net income for the year
         ended June 30, 2001 .                                                 6,690                       6,690
                                                                                                        --------
Total comprehensive income ...                                                                             3,029
                                   -----------------------------------------------------------------------------
Balance, June 30, 2001 .......          100            --        50,957          866        (9,199)       42,624
                                   -----------------------------------------------------------------------------
Comprehensive income .........
     Translation adjustment
         for the year ended
         June 30, 2002 .......                                                               4,854        4,854
     Net income for the year
         ended June 30, 2002 .                                                 6,037                      6,037
                                                                                                        --------
Total comprehensive income ...                                                                            10,891
                                   -----------------------------------------------------------------------------
Balance, June 30, 2002 .......          100            --        50,957        6,903        (4,345)       53,515
                                   -----------------------------------------------------------------------------
Comprehensive income .........
     Translation adjustment
         for the year ended
         June 30, 2003 .......                                                              12,751        12,751
     Net income for the year
         ended June 30, 2003 .                                                 2,131                       2,131
                                                                                                        --------
Total comprehensive income ...                                                                            14,882
                                   -----------------------------------------------------------------------------
Balance, June 30, 2003 .......          100      $     --      $ 50,957     $  9,034      $  8,406      $ 68,397
                                   =============================================================================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Year ended June 30,
                                                                          ------------------------------
                                                                            2001       2002       2003
                                                                          ------------------------------
Cash flows from operating activities:
Net income .............................................................  $  6,690   $  6,037   $  2,131
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization ...................................    13,948     10,740     10,971
       Loss on store closings and sales ................................       926      1,154      3,987
       Establishment of reserves for new consumer lending arrangements .        --      2,244         --
       Deferred tax (benefit) provision ................................     1,687       (873)       783
       Change in assets and liabilities (net of effect of acquisitions):
          (Increase) decrease in loans and other receivables ...........   (10,665)     1,587     (9,118)
          (Increase) decrease in prepaid expenses and other ............      (338)       260        891
          Increase (decrease) in accounts payable, income taxes payable,
             accrued expenses and accrued interest payable .............     4,194     (6,696)    (5,415)
                                                                          ------------------------------
Net cash provided by operating activities ..............................    16,442     14,453      4,230

Cash flows from investing activities:
Acquisitions, net of cash acquired .....................................   (20,346)       (45)    (3,251)
Gross proceeds from sales of property and equipment ....................       110         --         --
Additions to property and equipment ....................................   (12,129)   (10,063)    (7,428)
                                                                          ------------------------------
Net cash used in investing activities ..................................   (32,365)   (10,108)   (10,679)

Cash flows from financing activities:
Other debt payments ....................................................      (284)       (64)      (401)
Other collateralized borrowings ........................................        --         --      8,000
Repayment of advance from money transfer agent .........................    (1,000)        --         --
Net increase (decrease) in revolving credit facilities .................    18,246     11,112    (17,237)
Payments of debt issuance costs ........................................      (244)      (571)      (690)
Net increase in due from parent ........................................    (1,116)    (1,068)      (967)
                                                                          ------------------------------
Net cash provided by (used in) financing activities ....................    15,602      9,409    (11,295)
Effect of exchange rate changes on cash and cash equivalents ...........      (515)       427      2,916
                                                                          ------------------------------
Net (decrease) increase in cash and cash equivalents ...................      (836)    14,181    (14,828)
Cash and cash equivalents at beginning of year .........................    73,288     72,452     86,633
                                                                          ------------------------------
Cash and cash equivalents at end of year ...............................  $ 72,452   $ 86,633   $ 71,805
                                                                          ==============================

Supplemental disclosures of cash flow information
Interest paid ..........................................................  $ 19,410   $ 17,472   $ 18,432
Income taxes paid ......................................................  $  4,800   $ 16,035   $ 14,548

                             See accompanying notes

                          DOLLAR FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

1. Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company. Holdings has no employees or operating activities.

The Company, through its subsidiaries, provides retail financial services through a network of 1,084 locations (of which 624 are Company-operated) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary Money Mart Express(R) (formerly known as moneymart.com(TM)) services and originates short-term consumer loans through 443 independent document transmitter locations in 16 states.

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

Revenue recognition

Generally, revenue is recognized when services for the customer have been provided which, in the case of check cashing and other retail products, is at the point of sale. For the unsecured short-term loan service, all revenues are recognized ratably over the life of the loan, offset by net write-offs.

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

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Intangible Assets

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001 and as a result has not amortized goodwill for the fiscal years ended June 30, 2002 and 2003. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any (see Note 9). The Company has completed the required impairment tests in fiscal 2002 and 2003 and determined that goodwill was not impaired.

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

Consumer Loan Loss Reserves and Check Cashing Returned Item Policy

The Company maintains a loan loss reserve for anticipated losses for loans the Company makes directly as well as for fee adjustments for losses on loans the Company originates and services for others. To estimate the appropriate level of loan loss reserves, the Company considers the amount of outstanding loans owed to the Company, as well as loans owed to banks and serviced by the Company, historical loans charged off, current collection patterns and current economic trends. As these conditions change, the Company may need to make additional allowances in future periods.

A loss on consumer loans is charged against revenues during the period in which the loss occurred. A recovery is credited to revenues during the period in which the recovery is made. These net losses and changes in the loan loss reserve are charged to revenues in the consolidated statements of operations.

The Company charges operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery occurs. The net expense for bad checks included in other store expenses in the accompanying consolidated statements of operations was $8,186,000, $7,063,000 and $6,738,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

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

The Company and its subsidiaries file a consolidated federal income tax return with Holdings but the Company calculates its tax provision as if it were on a stand-alone basis.

Employees' Retirement Plan

Retirement benefits are provided to substantially all full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee's contribution, up to 8% of the employee's compensation. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $545,000, $614,000 and $775,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $6,061,000, $5,844,000 and $6,922,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

Fair Value of Financial Instruments

The carrying values of the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company's Senior Notes is based on quoted market prices and the fair value of the Senior Subordinated Notes is based on the value of the Senior Notes (see
Note 6). The Company's other financial instruments consist of cash and cash equivalents, loan and other receivables, which are short-term in nature and their fair value approximates their carrying value. Because these are short term in nature, their fair value approximates their carrying value.

Foreign Currency Translation and Transactions

The Company operates check cashing and financial services outlets in Canada and the United Kingdom. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with accounting principles generally accepted in the United States. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are included in corporate expenses.

                          DOLLAR FINANCIAL GROUP, INC.

2. Significant Accounting Policies (continued)

Franchise Fees and Royalties

The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. Initial franchise fees included in revenues were $216,000, $59,000 and $283,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

Pending Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company's interest in the VIE is such that it will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The new accounting provisions of this interpretation became effective upon issuance for all new VIE's created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The company has not entered into any new transactions involving VIE's on or after February 1, 2003. This pronouncement also must be applied effective July 1, 2003, to existing VIE's acquired by the Company prior to February 1, 2003. The impact of this pronouncement is not expected to have a material effect on the Company's financial position or results of operation.

3. DFG Holdings, Inc.

As discussed in Note 1, the Company is a wholly-owned subsidiary of Holdings. The activities of Holdings consist primarily of its investment in the Company and the issuance of $120.6 million aggregate principal amount of 13% Senior Discount Notes.

Common Stock

Holdings has 100,000 shares authorized; of which 19,864.93 shares were issued and outstanding (106.71 are held in treasury) at June 30, 2003.

Dividends

Under the terms of the Company's Revolving Credit Facility discussed in Note 6, the Company is permitted to declare, pay, or make cash dividends to Holdings under certain circumstances. The Revolving Credit Facility permits the Company to remit cash to Holdings for the payment of certain of Holdings' expenses. At June 30, 2002 and 2003 Holdings owed the Company $3.6 million and $4.6 million, respectively for such advances.

                          DOLLAR FINANCIAL GROUP, INC.

3. DFG Holdings, Inc. (continued)

Stock Options

Holdings' Stock Incentive Plan (the "Plan") states that 1,413.32 shares of Holdings' common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of Holdings' Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights ("SAR") may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the Plan is subject to adjustment as specified in the Plan provisions. No options may be granted after February 15, 2009. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date and have a term of ten years from the date of issuance.

      The following table presents information on stock options:

                                                                Price
                                                Shares        Per Share
                                                ------      -------------

       Options outstanding at June 30, 2000
           (293.03 shares exercisable)             979      $       3,225

           Granted                                 218              7,250
           Exercised                                --                 --
           Forfeited                               (45)             3,225
                                                ------

       Options outstanding at June 30, 2001
           (416.83 shares exercisable)           1,152      $3,225/$7,250

           Granted                                  --                 --
           Exercised                                --                 --
           Forfeited                               (46)             3,225
                                                ------

       Options outstanding at June 30, 2002
           (652.03 shares exercisable)           1,106      $3,225/$7,250

           Granted                                  --                 --
           Exercised                                --                 --
           Forfeited                              (134)      3,225/$7,250
                                                ------

       Options outstanding at June 30, 2003
           (784.03 shares exercisable)             972      $3,225/$7,250
                                                ======

                          DOLLAR FINANCIAL GROUP, INC.

3. DFG Holdings, Inc. (continued)

      The following table presents information on stock options by exercise price:

                                    Options Outstanding                       Options Exercisable
                      -------------------------------------------------     -------------------------

                            Number                Weighted Average                   Number
          Exercise       Outstanding at        Remaining Contractual             Exercisable at
           Price         June 30, 2003              Life (Years)                 June 30, 2003
          --------    --------------------    -------------------------     -------------------------
          $ 3,225              868                       0.7                          742.43
          $ 7,250              104                       3.0                           41.60
          -------     --------------------    -------------------------     -------------------------
                               972                       1.0                          784.03
                      ====================    =========================     =========================

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123; however, the effect of applying Statement No. 123 to Holdings' stock-based awards results in net income that is not materially different from amounts reported.

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

                          DOLLAR FINANCIAL GROUP, INC.

4. Acquisitions (continued)

On August 1, 2000, the Company purchased all of the outstanding shares of West Coast Chequing Centres, LTD which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.4 million.

On August 7, 2000, the Company purchased substantially all of the assets of Fast 'n Friendly Check Cashing , which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through the Company's revolving credit facility. The excess of the purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid in fiscal year 2001 based on a revenue based earn-out agreement.

On August 28, 2000, the Company purchased substantially all of the assets of Ram-Dur Enterprises, Inc. d/b/a AAA Check Cashing Centers , which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through the Company's revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million.

On December 5, 2000, the Company purchased all of the outstanding shares of Fastcash Ltd., which operated 13 company owned stores and 27 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $3.1 million and was funded through the Company's revolving credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. Additional consideration of $2.0 million was subsequently paid during fiscal 2003 based upon a future results of operations earn-out agreement.

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

                                                Year ended June 30,
                                                    (Unaudited)
                                             ---------------------------
                                                        2001
                                             ---------------------------
                                               (dollars in thousands)
Total revenue.............................           $ 197,084
Net income................................           $   6,874

5. Property and Equipment

Property and equipment at June 30, 2002 and 2003 consist of (in thousands):

                                                               June 30,
                                                       -------------------------
                                                          2002              2003
                                                       -------------------------

Land and buildings .........................           $   146           $   157
Leasehold improvements .....................            17,874            20,871
Equipment and furniture ....................            42,609            47,490
                                                       -------------------------
                                                        60,629            68,518
Less accumulated depreciation ..............            30,119            39,309
                                                       -------------------------
Total property and equipment ...............           $30,510           $29,209
                                                       =========================

Depreciation expense amounted to $7,497,000, $8,835,000 and $9,006,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

6. Debt

The Company has debt obligations at June 30, 2002 and 2003 as follows (in thousands):

                                                                                          June 30,
                                                                                     -------------------
                                                                                       2002       2003
                                                                                     -------------------
Revolving credit facility; interest at one-day Eurodollar, as defined, plus
   3.50% and 4.00% at June 30, 2002 and 2003, respectively (5.31% and 5.125% at
   June 30, 2002 and 2003, respectively) of the outstanding daily balances payable monthly; principal due in full on June 30, 2004; weighted average interest rate of 5.14% and 5.36% for the years ended
   June 30, 2002 and 2003, respectively ..........................................   $ 68,600   $ 60,764
Canadian  overdraft credit facility;  interest at Canadian prime, as defined, plus 0.50% (4.25% and 5.00% at June 30, 2002 and 2003, respectively) of the outstanding daily balances payable monthly; weighted average interest rate of 4.56% and 4.62%
   for the years ended June 30, 2002 and 2003, respectively ......................      4,791         --
United Kingdom  overdraft  facility;  interest at the LIBOR Rate, as defined, plus 1.00% at June 30, 2002 and 2003, (5.00% and 4.75% at June
   30, 2002 and 2003 respectively) of the outstanding daily balances payable quarterly; weighted average interest rate of 5.32% and 4.90% for the years
   ended June 30, 2002 and 2003, respectively ....................................      5,545        935
Other collateralized  borrowings;  interest rate of 15.6% subject to loss rates on the related UK loans pledged and can increase to a maximum
   of 32.4% per annum ............................................................         --      8,000
10-7/8% Senior Notes due November 15, 2006; interest payable semiannually on
   May 15 and November 15 ........................................................    109,190    109,190
10-7/8% Senior Subordinated Notes due December 31, 2006; interest payable
   semiannually on June 30 and December 30 .......................................     20,000     20,000
Other ............................................................................         65         81
                                                                                     -------------------
                                                                                     $208,191   $198,970
                                                                                     ===================

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

Subject to restrictions under the Company's credit facility ("Revolving Credit Facility") discussed below, the Notes are redeemable at the option of the Company, in whole or in part at the following redemption prices (plus accrued and unpaid interest thereon, if any, to the date of redemption): during the twelve-month period beginning November 2002 - 103.625%; 2003 - 101.813%; and 2004 - 100.000%. Upon the occurrence of a change of control, as defined, each holder of Notes has the right to require the Company to repurchase all or any part of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase.

On November 15, 2002, the Company negotiated an amendment to the Revolving Credit Facility. This amendment modified one of its financial covenants and modified the pricing of the credit facility. The modified pricing structure increased the Company's interest rate under the facility from the one-day Eurodollar rate, as defined, plus 3.50%, to interest at the one-day Eurodollar rate plus 4.00%. Amounts outstanding under the Revolving Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum and (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 2.75% at June 30, 2003, (ii) the LIBOR Rate (as defined therein) plus 4.00% at June 30, 2003, or (iii) the one day Eurodollar Rate (as defined therein) plus 4.00% at June 30, 2003, determined at the Company's option. Amounts outstanding under the Revolving Credit Facility are secured by a first priority lien on substantially all properties and assets of the Company and its current and future subsidiaries. The Company's obligations under the Revolving Credit Facility are guaranteed by each of the Company's direct and indirect subsidiaries.

The Company's borrowing capacity under the Revolving Credit Facility is limited to the total commitment of $77 million less letters of credit totaling $9.0 million issued by Wells Fargo Bank, which secures certain of the Company's contractual obligations. Additionally, the Revolving Credit Facility contains provisions for an additional reduction in the facility of $5.0 million during the period April 1 to December 14 of any calendar year following November 15, 2002. At June 30, 2003 the Company's borrowing capacity was $63 million. The Revolving Credit Facility also contains a provision for a reduction of $1.5 million by September 30, 2003 and an additional $1.5 million by December 31, 2003. The borrowings under the Revolving Credit Facility as of June 30, 2003 were $60.8 million.

On November 15, 2002, the Company entered into an agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. Pursuant to the agreement, the Company will retain servicing responsibilities and earn servicing fees which are subject to reduction if the related loans are not collected. The transfer of assets is treated as a financing under FAS 140 and the proceeds are included in "Other collateralized borrowings " on the balance sheet. The agreement gives the third party a first priority lien, charge and security interest in the assets pledged. At June 30, 2003 the Company had $8.0 million of loans receivable pledged under this agreement. The agreement provides for collateralized borrowings up to $10 million. Under the agreement, the third party retains the right to reduce the amount of borrowings to no less than $4.0 million. The Company pays an annual interest rate of 15.6% on the amount borrowed which varies subject to loss rates on the related loans. The agreement expires on September 30, 2004; however the term of the agreement is automatically renewed each year for a term of twelve months, unless either party terminates it.

                          DOLLAR FINANCIAL GROUP, INC.

6. Debt (continued)

Also, the Company has $20 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes") outstanding.

The Notes, the Revolving Credit Facility and the Senior Subordinated Notes contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings. At June 30, 2003, the Company believes it is in compliance with all covenants.

In connection with the Company's Canadian subsidiary, the Company established a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility, which has no stated maturity date, provides for a commitment of up to approximately $4.8 million of which $4.8 million and $0.0 million were outstanding as of June 30, 2002 and 2003, respectively. Amounts outstanding under the facility bear interest at Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance. The Company's United Kingdom operations also have a British pound overdraft facility that bears interest at 1.00% for the years ended June 30, 2002 and 2003 over the LIBOR Rate and which provides for a commitment of approximately $6.2 million of which $5.5 million and $900,000 was outstanding as of June 30, 2002 and 2003, respectively. The overdraft facility is secured by a $6.0 million letter of credit issued by Wells Fargo Bank under the Revolving Credit Facility.

The fair market value of the Company's 10 7/8% Senior Notes and the Company's 10 7/8% Senior Subordinated Notes due 2006 at June 30, 2002 and 2003 was approximately $113,687,200 and $122,730,500 based on quoted market prices.

Interest of $19,410,000, $17,472,000 and $18,432,000 was paid for the years ended June 30, 2001, 2002 and 2003, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

7. Income Taxes

The provision for income taxes for the years ended June 30, 2001, 2002 and 2003 consists of the following (in thousands):

                                         Year ended June 30,
                                  --------------------------------
                                    2001        2002        2003
                                  --------------------------------
             Federal:
                 Current ......   $  2,911    $  1,136    $   (603)
                 Deferred .....      1,834        (872)        705
                                  --------------------------------
                                     4,745         264         102

             Foreign taxes:
                 Current ......      7,557       9,550      13,088
                 Deferred .....       (192)        (74)         --
                                  --------------------------------
                                     7,365       9,476      13,088

             State:
                 Current ......        721         386         243
                 Deferred .....         45          73          78
                                  --------------------------------
                                       766         459         321
                                  --------------------------------
                                  $ 12,876    $ 10,199    $ 13,511
                                  ================================

The significant components of the Company's deferred tax assets and liabilities at June 30, 2002 and 2003 are as follows (in thousands):

                                                               June 30,
                                                         ------------------
                                                           2002       2003
                                                         ------------------
    Deferred tax assets:
       Loss reserves .................................   $   995    $   834
       Foreign withholding taxes .....................        94         21
       Depreciation ..................................     1,914      2,547
       Accrued compensation ..........................       328        573
       Reserve for store closings ....................       122        560
       Foreign tax credits ...........................       230        230
       Other accrued expenses ........................       535        405
       Other .........................................        36         14
                                                         ------------------
                                                           4,254      5,184
    Deferred tax liabilities:
       Amortization and other temporary differences ..     4,309      6,022
                                                         ------------------
    Net deferred tax liability .......................   $   (55)   $  (838)
                                                         ==================

                          DOLLAR FINANCIAL GROUP, INC.

7. Income Taxes (continued)

The Company did not record any valuation allowances against deferred tax assets at June 30, 2002 or 2003. Although realization is not assured, management has determined, based on the Company's history of earnings and its expectation for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize its deferred tax assets.

A reconciliation of the provision for income taxes with amounts determined by applying the federal statutory tax rate to income before income taxes is as follows (in thousands):

                                                            Year ended June 30,
                                                      -------------------------------
                                                        2001        2002       2003
                                                      -------------------------------
Tax provision at federal statutory rate ...........   $  6,848    $  5,682   $  5,475
Add (deduct):
    State tax provision, net of federal tax benefit        498         299        199
    Foreign taxes .................................      2,323       1,673      2,419
    US tax on foreign earnings ....................      3,189       2,370      5,162
    Amortization of nondeductible intangible assets         93          --         --
    Other permanent differences ...................        (75)        175        256
                                                      -------------------------------
Tax provision at effective tax rate ...............   $ 12,876    $ 10,199   $ 13,511
                                                      ===============================

Foreign, federal and state income taxes of approximately $4,800,000, $16,035,000 and $14,548,000 were paid during the years ended June 30, 2001, 2002 and 2003, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

8. Loss on Store Closings and Sales and Other Restructuring

During the fiscal year ended June 30, 2003, the Company closed 27 underperforming stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with the restructuring are comprised of severance and other retention benefits to employees who were involuntarily terminated and store closure costs related to the locations the Company will no longer utilize. During the fiscal year ended June 30, 2003, the Company recorded costs for severance and other retention benefits of $1.7 million and store closure costs of $1.6 million consisting primarily of lease obligations and leasehold improvement write-offs. These charges were expensed within "Loss on store closings and sales and other restructuring" on the Consolidated Statements of Operations. The restructuring was completed by the fiscal year end. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                  Severance and
                                      Other           Store Closure
                                Retention Benefits        Costs          Total
                                ------------------        -----          -----

   Balance at June 30, 2002           $   --              $   --         $   --

   Charge recorded in earnings           1.7                 1.6            3.3
   Amounts paid                         (0.5)               (0.8)          (1.3)
   Non-cash charges                       --                (0.6)          (0.6)
                                      ------              ------         ------
   Balance at June 30, 2003           $  1.2              $  0.2         $  1.4
                                      ======              ======         ======

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the years ended June 2003, 2002 and 2001 were $722,000, $1,435,000 and $926,000, respectively.

9. Goodwill and Other Intangibles

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. During fiscal 2003 the Company paid $2.0 million in additional consideration based upon a future results of operations earn-out agreement related to one of its United Kingdom acquisitions. This amount has been included as goodwill on the Consolidated Balance Sheet. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the years ended June 30, 2003, 2002 and 2001 was $173,000, $225,000 and $284,000, respectively.
The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                     Year                Amount
                              ---------------------------------------
                                     2004            $        95,000
                                     2005                     20,000
                                     2006                         --
                                     2007                         --
                                     2008                         --

                          DOLLAR FINANCIAL GROUP, INC.

9. Goodwill and Other Intangibles (continued)

The following table reflects the components of intangible assets (in thousands):

                                                       June 30, 2002                         June 30, 2003
                                              --------------------------------     --------------------------------
                                              Gross Carrying      Accumulated      Gross Carrying     Accumulated
                                                  Amount         Amortization          Amount         Amortization
                                              --------------------------------     --------------------------------
Non-amortized intangible assets:
      Cost in excess of net assets acquired    $    150,954      $     18,977       $  162,987         $  18,977

Amortized intangible assets:
      Covenants not to compete                        2,380             2,093            2,446             2,331

The following table reflects the results of operations as if SFAS No. 142 had been adopted as of July 1, 2000 (in thousands):

                                                     Year Ended
                                                    June 30, 2001
                                                  ------------------

  Reported net income                                $      6,690

  Goodwill amortization, net of tax                         3,947
                                                     ------------

  Adjusted net income                                $     10,637
                                                     ============

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal years ended June 30, 2002 and 2003 are as follows:

                                                       United                              United
                                                       States            Canada            Kingdom            Total
                                                      ---------------------------------------------------------------
Balance at June 30, 2001 .....................        $  56,655         $  34,103         $  38,797         $ 129,555
    Amortization of other intangibles.........             (354)              (39)               (3)             (396)
    Acquisitions .............................               59                --               (14)               45
    Foreign currency translation adjustments .               --               (76)            3,141             3,065
    Reclassification .........................              184                (2)             (187)               (5)

                                                      ---------------------------------------------------------------
Balance at June 30, 2002 .....................           56,544            33,986            41,734           132,264
    Amortization of other intangibles.........             (238)               --                --              (238)
    Acquisitions .............................               --                --             3,251             3,251
    Foreign currency translation adjustments .               --             4,662             3,578             8,240
    Reclassification .........................              303               305                --               608

                                                      ---------------------------------------------------------------
Balance at June 30, 2003 .....................        $  56,609         $  38,953         $  48,563         $ 144,125
                                                      ===============================================================

                          DOLLAR FINANCIAL GROUP, INC.

10. Commitments

The Company occupies office and retail space and uses certain equipment under operating lease agreements. Rent expense amounted to $14,320,000, $15,265,000 and $16,067,000 for the years ended June 30, 2001, 2002 and 2003, respectively. Most leases contain standard renewal clauses.

Minimum obligations under noncancelable operating leases for the year ended June 30 are as follows (in thousands):

              Year                                     Amount
              ----                                 ------------

              2004.............................    $     15,717
              2005.............................          12,397
              2006.............................           8,015
              2007.............................           5,444
              2008.............................           3,704
              Thereafter.......................           5,004
                                                   ------------
                                                   $     50,281
                                                   ============

11. Contingent Liabilities

The Company is a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that the Company failed to provide employees with meal and rest breaks required under a new state law (Chin) and that the Company computed bonuses payable to store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of June 30, 2003, 92% of these settlement offers had been accepted. Plaintiffs' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. The Company believes that it has meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. The Company believes that it has adequately provided for the costs associated with this matter. The Company is vigorously defending the Castillo, Chin and Williams lawsuits and believes it has meritorious defenses to the claims asserted in those matters. The Company believes the outcome of such litigation will not significantly affect its financial results.

On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, the Company moved to stay the action as against it and to compel arbitration of plaintiff's claims as required by his agreement with the Company. The Company is presently awaiting a decision on that motion. The Company believes it has meritorious defenses to the action and intend to defend it vigorously. The Company believes the outcome of such litigation will not significantly affect its financial results.

                          DOLLAR FINANCIAL GROUP, INC.

11. Contingent Liabilities (continued)

On October 30, 2002, the Oklahoma Administrator of Consumer Credit issued an administrative order revoking the supervised-lending license of the Company's Oklahoma subsidiary on the ground that certain loans marketed by the subsidiary and made by County Bank did not conform with Oklahoma internal usury laws. The Administrator's order also requires the subsidiary to refund certain purportedly excess finance charges collected by County Bank. The Administrator's order is presently on appeal to the Oklahoma District Court. On August 20, 2003, that court denied the Administrator's motion to require the subsidiary to desist from further loan-origination activities pending appeal. The subsidiary is also appealing a federal court's abstention from ruling on this matter to the United States Court of Appeals for the Tenth Circuit. The Company is presently unable to evaluate the likelihood of any particular outcome of this matter but, in the Company's opinion, the outcome of such litigation will not significantly affect the Company's financial results.

In addition to the litigation discussed above, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such litigation and proceedings will not significantly affect the Company's Consolidated Financial Statements.

12. Contractual Agreements

The Company has contracts with various governmental agencies for benefits distribution and retail merchant services which contributed 2%, 1% and 1% of consolidated gross revenues for the years ended June 30, 2001, 2002 and 2003, respectively. During the year ended June 30, 2001, the State of New York completed a statewide implementation of an electronic benefit transfer system. As a result, the Company's contract to perform such services was terminated. The Company's contracts for governmental benefits distribution and merchant services distribution with state and local governments generally have initial terms of five years and currently expire on various dates through December 31, 2004. The contracts provide the governmental agencies the opportunity to extend the contract for additional periods and contain clauses which allow the governmental agencies to cancel the contract at any time, subject to 30 to 60 days' written advance notice.

13. Credit Risk

At June 30, 2002 and 2003, the Company had 22 and 19, respectively, bank accounts in major U.S. financial institutions in the aggregate amount of $5,652,000 and $10,873,000, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation ("CDIC"). At June 30, 2002 and 2003, the Company's Canadian subsidiary had 13 bank accounts totaling $22,545,000 and $15,039,000, respectively, which exceeded CDIC limits. At June 30, 2002 and 2003 the Company's United Kingdom operations had thirty six and thirty bank accounts, respectively, totaling $6,251,000 and $6,085,000. These financial institutions have strong credit ratings, and management believes credit risk relating to these deposits is minimal.

Since June 13, 2002, the Company has acted as a servicer for County Bank and, effective October 18, 2002, for First Bank, marketing unsecured short-term loans to customers with established bank accounts and verifiable sources of income. Loans are made for amounts up to $500, with terms of 7 to 23 days. Under these programs, the Company earns servicing fees, which are subject to reduction if the related loans are not collected. The Company maintains a reserve for these estimated reductions. In addition, the Company maintains a reserve for anticipated losses for loans it makes directly. In order to estimate the appropriate level of these reserves, the Company analyzes the amount of outstanding loans owed to the Company, as well as loans owed to banks and serviced by the Company, the historical loans charged off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods.

                          DOLLAR FINANCIAL GROUP, INC.

13. Credit Risk (continued)

During the year ended June 30, 2002 Eagle National Bank ("Eagle") discontinued the business of offering short-term consumer loans through the Company's locations and document transmitters. The Company had previously acted for Eagle marketing unsecured short-term loans. Under this program, the Company earned origination and servicing fees. Eagle originated or extended approximately $399 million of loans through the Company's locations and document transmitters during the fiscal year ended June 30, 2002.

The Company also originates unsecured short-term loans to customers on its own behalf in Canada, the United Kingdom and certain U.S. markets. In the United States, these loans are made for amounts up to $500, with terms of 7 to 37 days. The Company bears the entire risk of loss related to these loans. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers' income with terms of 1 to 35 days. The Company issues loans in the United Kingdom for up to (pound)500, with a term of 28 days. The Company originated or extended approximately $428 million and $285 million of the loans through the Company's locations and document transmitters during fiscal years ended June 30, 2003 and 2002, respectively. On November 15, 2002, the Company entered into an agreement with a third party to sell, without recourse, subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. The transfer of assets is treated as a financing under FAS 140 and the proceeds are included in Other collateralized borrowings on the balance sheet. The Agreement gives the third party a first priority lien, charge, and security interest in the assets pledged. The Agreement provides for collateralized borrowings up to $10.0 million against which $8.0 million of the loans receivable had been pledged at June 30, 2003. Under the Agreement, the third party retains the right to reduce the amount of borrowings to no less than $4.0 million. The Company pays an annual interest rate of 15.6% on the amount borrowed, which is subject to loss rates on the related loans. The Agreement expires on September 30, 2004; however the term of the Agreement is automatically renewed each year for a term of twelve months, unless either party terminates it.

The Company had approximately $20.4 million and $18.2 million of loans on its balance sheet at June 30, 2003 and 2002, respectively, which is reflected in loans and other receivables. Loans and other receivables at June 30, 2003 and 2002 are reported net of a reserve of $2.4 million and $2.9 million, respectively, related to consumer lending. Net write-offs for Company originated loans which are netted against revenues on the Statements of Operations for the fiscal years ended June 30, 2003, 2002 and 2001 were $9.7 million, $5.6 million and $4.3 million, respectively. For the years ended June 30, 2003, 2002 and 2001 total consumer lending revenue, net earned by the Company was $81.5 million, $69.8 million and $58.4 million, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

14. Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                    United                    United
                       2001                         States       Canada       Kingdom      Total
                                                   -----------------------------------------------
      Identifiable assets                          $ 140,024    $  74,054    $  62,094   $ 276,172
      Goodwill and other intangibles, net             56,655       34,103       38,797     129,555
      Sales to unaffiliated customers                116,504       49,635       29,360     195,499
      Interest revenue                                   398           69            3         470
      Interest expense                                13,994        3,922        2,915      20,831
      Depreciation and amortization                    6,707        2,867        2,917      12,491
      Income before income taxes                       5,636       12,927        1,003      19,566
      Income tax provision                             6,016        6,258          602      12,876

                       2002
      Identifiable assets                            140,813       82,860       67,639     291,312
      Goodwill and other intangibles, net             56,544       33,986       41,734     132,264
      Sales to unaffiliated customers                112,934       55,469       33,573     201,976
      Establishment of reserves for new consumer
          lending arrangements                         2,244           --           --       2,244
      Interest revenue                                   168           83            3         254
      Interest expense                                13,808        2,552        2,588      18,948
      Depreciation and amortization                    5,330        1,874        2,027       9,231
      (Loss) income before income taxes               (6,537)      17,672        5,101      16,236
      Loss on store closings and sales and other
          restructuring                                  281           --           --         281
      Income tax provision                               353        8,105        1,741      10,199

                       2003
      Identifiable assets                            132,560       89,365       75,725     297,650
      Goodwill and other intangibles, net             56,609       38,953       48,563     144,125
      Sales to unaffiliated customers                110,472       67,023       41,893     219,388
      Interest revenue                                   155           18           --         173
      Interest expense                                17,770         (899)       3,470      20,341
      Depreciation and amortization                    5,377        1,837        1,965       9,179
      Loss on store closing and sales and other
          restructuring                                3,987           --           --       3,987
      Establishment of reserve for legal matter        2,750           --           --       2,750
      (Loss) income before income taxes              (18,688)      26,058        8,272      15,642
      Income tax provision (benefit)                  (1,262)      12,069        2,704      13,511

15. Related Party Transactions

During fiscal 1999, certain members of management received loans aggregating $2.9 million, of which $200,000 was repaid during the fiscal year ended June 30, 2001, which are secured by shares of Holdings stock. The loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004 and April 1, 2005. In addition, as part of an employment agreement, the chief executive officer was issued a loan in the amount of $4.3 million to purchase additional shares of Holdings stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of a portion of his shares of Holdings stock.

                          DOLLAR FINANCIAL GROUP, INC.

16. Subsidiary Guarantor Financial Information

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

There are no restrictions on the Company's and the Guarantors' ability to obtain funds from their subsidiaries by dividend or by loan. Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at June 30, 2003, and the consolidating statements of operations and cash flows for the fiscal year ended June 30, 2003 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign subsidiaries and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

16. Subsidiary Guarantor Financial Information (continued)

                          Consolidating Balance Sheets

                                  June 30, 2003

                                 (In thousands)

                                                     Dollar        Domestic       Foreign
                                                    Financial     Subsidiary    Subsidiary
                                                   Group, Inc.    Guarantors    Guarantors     Eliminations  Consolidated
                                                   ----------------------------------------------------------------------
Assets
Cash and cash equivalents ......................   $     7,981    $    26,213   $    37,611    $        --    $    71,805
Loans and other receivables, net ...............        10,847          1,111        11,043           (324)        22,677
Loans receivable pledged .......................            --             --         8,000             --          8,000
Income taxes receivable ........................        19,417             --            --        (19,417)            --
Prepaid expenses ...............................           804          1,111         4,443             --          6,358
Deferred income taxes ..........................         1,064             --            --         (1,064)            --
Notes receivable--officers .....................         2,756             --            --             --          2,756
Due from affiliates ............................            --         83,738            --        (83,738)            --
Due from parent ................................         4,573             --            --             --          4,573
Property and equipment, net ....................         5,884          8,260        15,065             --         29,209
Goodwill and other intangibles, net ............            58         56,551        87,516             --        144,125
Debt issuance costs, net .......................         4,990             --           210             --          5,200
Investment in subsidiaries .....................       212,757          9,801         6,705       (229,263)            --
Other ..........................................            58            599         1,176             --          1,833
                                                   ----------------------------------------------------------------------
                                                   $   271,189    $   187,384   $   171,769    $  (333,806)   $   296,536
                                                   ======================================================================

Liabilities and shareholder's equity
Accounts payable ...............................   $       148    $     7,225   $     9,872    $        --    $    17,245
Income taxes payable ...........................            --         18,329         1,099        (19,417)            11
Accrued expenses ...............................         2,886          2,161         4,372             --          9,419
Accrued interest payable .......................         1,491             57           432           (324)         1,656
Deferred tax liability .........................            --          1,902            --         (1,064)           838
Due to affiliates ..............................        17,215             --        66,523        (83,738)            --
Other collateralized borrowings ................            --             --         8,000             --          8,000
Revolving credit facilities ....................        60,764             --           935             --         61,699
10 7/8% Senior Notes due 2006 ..................       109,190             --            --             --        109,190
Subordinated notes payable and other ...........        20,000             --            81             --         20,081
                                                   ----------------------------------------------------------------------
                                                       211,694         29,674        91,314       (104,543)       228,139

Shareholder's equity:
   Common stock ................................            --             --            --             --             --
   Additional paid-in capital ..................        50,957         88,380        27,304       (115,684)        50,957
   Retained earnings ...........................         9,034         68,059        45,520       (113,579)         9,034
   Accumulated other comprehensive (loss) income          (496)         1,271         7,631             --          8,406
                                                   ----------------------------------------------------------------------
Total shareholder's equity .....................        59,495        157,710        80,455       (229,263)        68,397
                                                   ----------------------------------------------------------------------
                                                   $   271,189    $   187,384   $   171,769    $  (333,806)   $   296,536
                                                   ======================================================================

                          DOLLAR FINANCIAL GROUP, INC.

16. Subsidiary Guarantor Financial Information (continued)

                     Consolidating Statements of Operations

                            Year ended June 30, 2003

                                 (In thousands)

                                                 Dollar       Domestic     Foreign
                                               Financial     Subsidiary   Subsidiary
                                               Group, Inc.   Guarantors   Guarantors  Eliminations  Consolidated
                                               -----------------------------------------------------------------
Revenues ...................................   $       --    $  110,472   $  108,916   $       --    $  219,388

Store and regional expenses:
   Salaries and benefits ...................           --        41,520       28,279           --        69,799
   Occupancy ...............................           --        11,130        7,726           --        18,856
   Depreciation ............................           --         3,255        2,604           --         5,859
   Other ...................................           --        29,198       18,568           --        47,766
                                               ----------------------------------------------------------------
Total store and regional expenses ..........           --        85,103       57,177           --       142,280

Corporate expenses .........................       19,036            23       12,182           --        31,241
Management fee .............................       (9,159)        7,779        1,380           --            --
Loss on store closings and sales and other
   restructuring ...........................        3,485           407           95           --         3,987
Other depreciation and amortization ........        2,062            60        1,198           --         3,320
Interest expense, net ......................       16,648           966        2,554           --        20,168
Establishment of reserve for legal matter ..           --         2,750           --           --         2,750

                                               ----------------------------------------------------------------
(Loss) income before income taxes ..........      (32,072)       13,384       34,330           --        15,642
Income tax (benefit) provision .............      (11,100)        9,838       14,773           --        13,511

                                               ----------------------------------------------------------------
(Loss) income before equity in net
   income of subsidiaries ..................      (20,972)        3,546       19,557           --         2,131
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors ..........        3,546            --           --       (3,546)           --
   Foreign subsidiary guarantors ...........       19,557            --           --      (19,557)           --
                                               ----------------------------------------------------------------
Net income .................................   $    2,131    $    3,546   $   19,557   $  (23,103)   $    2,131
                                               ================================================================

                          DOLLAR FINANCIAL GROUP, INC.

16. Subsidiary Guarantor Financial Information (continued)

                     Consolidating Statements of Cash Flows
                            Year ended June 30, 2003
                                 (In thousands)

                                                                   Dollar       Domestic      Foreign
                                                                 Financial     Subsidiary    Subsidiary
                                                                 Group, Inc.   Guarantors    Guarantors   Eliminations  Consolidated
                                                                 -------------------------------------------------------------------
Cash flows from operating activities
Net income ...................................................   $    2,131    $    3,546    $   19,557    $  (23,103)   $    2,131
Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities:
     Undistributed income of subsidiaries ....................      (23,103)           --            --        23,103            --
     Depreciation and amortization ...........................        3,853         3,316         3,802            --        10,971
     Loss on store closings and sales ........................        3,485           407            95            --         3,987
     Deferred tax provision ..................................          102           681            --            --           783
     Changes in assets and liabilities (net
       of effect of acquisitions):
         (Increase) decrease in loans
           and other receivables .............................       (7,106)        6,060        (3,823)       (4,249)       (9,118)
         (Increase) decrease in income taxes
           receivable ........................................      (10,961)            1            --        10,960            --
         Decrease (increase) in prepaid expenses
           and other .........................................           96           800            (5)           --           891
         (Decrease) increase in accounts payable, income taxes
           income taxes payable, accrued
           income taxes payable, accrued expenses
           and accrued interest payable ......................       (5,469)       10,798        (4,033)       (6,711)       (5,415)
                                                                 ------------------------------------------------------------------

Net cash (used in) provided by operating
   activities ................................................      (36,972)       25,609        15,593            --         4,230

Cash flows from investing activities:
Acquisitions, net of cash acquired ...........................           --            --        (3,251)           --        (3,251)
Additions to property and equipment ..........................         (874)       (1,074)       (5,480)           --        (7,428)
Net increase in due from affiliates ..........................           --       (39,727)           --        39,727            --
                                                                 ------------------------------------------------------------------

Net cash used  in investing activities .......................         (874)      (40,801)       (8,731)       39,727       (10,679)

Cash flows from financing activities
Other debt payments ..........................................           --            --          (401)           --          (401)
Other collateralized borrowings ..............................           --            --         8,000            --         8,000
Net decrease in revolving credit facilities ..................       (7,836)           --        (9,401)           --       (17,237)
Payment of debt issuance costs ...............................         (490)           --          (200)           --          (690)
Net increase in due from parent ..............................         (967)           --            --            --          (967)
Net increase (decrease) in due to affiliates .................       53,374            --       (13,647)      (39,727)           --
                                                                 ------------------------------------------------------------------

Net cash provided by (used in) financing activities ..........       44,081            --       (15,649)      (39,727)      (11,295)

Effect of exchange rate changes on cash
   and cash equivalents ......................................           --            --         2,916            --         2,916
                                                                 ------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents .........        6,235       (15,192)       (5,871)           --       (14,828)
Cash and cash equivalents at beginning of year ...............        1,746        41,405        43,482            --        86,633
                                                                 ------------------------------------------------------------------
Cash and cash equivalents at end of year .....................   $    7,981    $   26,213    $   37,611    $       --    $   71,805
                                                                 ==================================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A. CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

            Changes in Internal Control Over Financial Reporting

            There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

      Our directors and officers and their respective ages and positions are set forth below:

                Name                   Age           Position with Dollar Financial Group, Inc.
                ----                   ---           ------------------------------------------
Jeffrey Weiss......................     60     Chairman of the Board of Directors and
                                                 Chief Executive Officer
Donald Gayhardt....................     39     President, Chief Financial Officer and Director
Sydney Franchuk....................     51     Senior Vice President and President - Canadian Operations
Cameron Hetherington...............     38     Senior Vice President and President - U.K. Operations
Peter Sokolowski...................     42     Vice President, Chief Credit Officer
Cyril Means........................     36     Vice President, General Counsel
Melissa Soper......................     36     Vice President, Human Resources
William Athas......................     41     Director of Finance

      The directors and officers of our parent company, DFG Holdings, Inc., and their respective ages and positions are set forth below:

                Name                   Age                Position with DFG Holdings, Inc.
                ----                   ---                --------------------------------
Jeffrey Weiss......................     60     Chairman of the Board of Directors and Chief Executive
                                                 Officer
Donald Gayhardt....................     39     President, Chief Financial Officer and Director
Muneer Satter......................     42     Director
Jonathan Seiffer...................     31     Director
Jonathan Sokoloff..................     46     Director
Michael Solomon....................     28     Director

      Jeffrey Weiss has served as our and our parent company's Chairman and Chief Executive Officer since an affiliate of Bear Stearns & Co. Inc. acquired us in May 1990. Until June 1992, Mr. Weiss was also a Managing Director at Bear Stearns with primary responsibility for the firm's investments in small to mid-sized companies, in addition to serving as Chairman and Chief Executive Officer for several of these companies. Mr. Weiss is the author of several popular financial guides.

      Donald Gayhardt has served as President of our company and our parent company since December 1998 and Chief Financial Officer of both companies since April 2001. He also served as Executive Vice President and Chief Financial Officer of both companies from 1993 to 1997. In addition, he joined our board as a director in 1990. Prior to joining us, Mr. Gayhardt was employed by Bear Stearns from 1988 to 1993, most recently as an Associate Director in the Principal Activities Group, where he had oversight responsibility for the financial and accounting functions at a number of manufacturing, distribution and retailing firms, including our company. Prior to joining Bear Stearns, Mr. Gayhardt held positions in the mergers and acquisitions advisory and accounting fields.

      Sydney Franchuk has served as President of our Canadian operations since November 1997. Previously, Mr. Franchuk held the position of Vice President of Finance and Administration for National Money Mart Co. and Check Mart, an affiliated company in the United States. Prior to joining us in 1985, Mr. Franchuk was a public accountant with Woods & Company (now Ernst & Young LLP) Chartered Accountants and is a Certified Management Accountant.

      Cameron Hetherington has served as Managing Director of Dollar Financial UK Ltd since March 1999. From July 1993 to September 1998, Mr. Hetherington was employed our Canadian operations in a variety of senior management positions, including National Operations Manager. From June 1983 to November 1992, Mr. Hetherington served as a commissioned officer within the Australian Defence Force in a variety of operational, training and administrative roles both domestically and overseas.

      Peter Sokolowski has been our Vice President--Chief Credit Officer since October 2002 and has overall responsibility for the oversight of underwriting, analysis and performance monitoring for our credit products. He also served as our Vice President--Finance from 1991 to 2002. Prior to joining us, Mr. Sokolowski worked in various financial positions in the commercial banking industry.

      Cyril Means has served as our Vice President and General Counsel since May 1999. Prior to joining us, Mr. Means served as Vice President and Corporate Counsel to The Aegis Consumer Funding Group, Inc. from 1995 to 1997, and as Executive Vice President and General Counsel of Aegis from 1997 to 1999, where he was primarily responsible for the company's securitization facility and credit lines. Prior to joining Aegis, Mr. Means held in-house legal positions in the insurance, commercial real estate and entertainment fields.

      Melissa Soper has been our Vice President--Human Resources since October 1996 and has overall responsibility for our human resources compliance to state and federal labor laws. Prior to joining us, Ms. Soper served as a Director of Human Resources for a national hotel chain.

      William Athas has been our Director of Finance since January 2000 and has overall responsibility for the accounting oversight at the holding company level. Mr. Athas attained his CPA certification in 1989. Prior to joining us, Mr. Athas has worked in public accounting as well as in various financial positions in the non-ferrous metals industry.

      Muneer Satter has been a director of our parent company since December 1998. He is a Managing Director in Goldman Sachs' Principal Investment Area in New York. Prior to this assignment, he was head of Goldman Sachs' Principal Investment Area in Europe and was based in London. He joined the firm in 1988 and became a managing director in 1996.

      Jonathan Seiffer has been a director of our parent company since October 2001. He has been a partner of Leonard Green & Partners, L.P. since January 1999. From December 1997 to January 1999 he was a vice president of Leonard Green & Partners, L.P. From October 1994 until December 1997, Mr. Seiffer was an associate of Leonard Green & Partners, L.P. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation. He is also a director of Diamond Triumph Glass, Inc., Liberty Group Publishing, Inc. and several private companies.

      Jonathan Sokoloff has been a director of our parent company since December 1998. Mr. Sokoloff has been an executive officer of Leonard Green & Partners, L.P. since its formation in 1994. Since 1990, Mr. Sokoloff has been a partner in a merchant banking firm affiliated with Leonard Green & Partners, L.P. Mr. Sokoloff was previously a Managing Director at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of The Sports Authority, Rite Aid Corporation, Diamond Triumph Auto Glass Inc. and several private companies.

      Michael Solomon has been a director of our parent company since October 2002. He has been a vice president of Leonard Green & Partners, L.P., the manager of Green Equity Investors II, L.P., since April 2002. From May 2000 to April 2002, he was an associate with Leonard Green & Partners, L.P. Prior to May 2000, Mr. Solomon was an associate with the Financial Sponsors Group of Deutsche Banc Alex. Brown.

Item 11. EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the compensation of our Chief Executive Officer and each of our named executive officers whose annual total salary and bonus in fiscal 2003 exceeded $100,000:

                           Summary Compensation Table

                                                           Annual Compensation
                                               --------------------------------------------
                Name and                                                     Other Annual        All Other
           Principal Position           Year     Salary ($)     Bonus ($)   Compensation ($)  Compensation ($)
    ----------------------------------------------------------------------------------------------------------
    Jeffrey Weiss...................    2003      650,000             --        60,290(1)         8,414(3)
       Chairman and                     2002      650,000             --       122,417(1)         5,625
       Chief Executive Officer          2001      600,000        100,000       162,873(1)         6,000

    Donald Gayhardt.................    2003      350,000             --            --            3,264(3)
       President and Chief              2002      350,000             --            --            3,990
       Financial Officer                2001      300,000         50,000            --            6,187

    Sydney Franchuk.................    2003      132,840         84,353            --               --
       Senior Vice President and        2002      127,560         79,725            --               --
       President - Canadian             2001      121,146        100,077            --               --
       Operations

    Cameron Hetherington............    2003      186,695         56,008        64,458(2)        13,067(3)
       Senior Vice President and        2002      128,980         46,985        53,907(2)         2,971
       President - U.K. Operations      2001      116,044         37,766        53,811(2)            --

(1) Amounts include $30,635 paid in fiscal 2003, $62,314 paid in fiscal 2002 and $70,581 paid in fiscal 2001 for life insurance premiums on policies where we were not the named beneficiary. Perquisites and other personal benefits provided to each other named executive officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for the officer.

(2)   Amounts represent housing and other living costs.

(3)   Amounts represent payments relating to retirement plans.

                      Option/SAR Grants in Last Fiscal Year

     No options or SARs were granted in the last fiscal year.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                Shares                   Number of Securities          Value of Unexercised
                               Acquired     Value       Underlying Unexercised        In-the-Money Options at
Name                         on Exercise   Realized   Options at Fiscal Year End        Fiscal Year End(1)
-----------------------------------------------------------------------------------------------------------------
                                                       Exercisable/Unexercisable     Exercisable/Unexercisable
Jeffrey Weiss..........           0         $    0               0/0                           $0/$0
Donald Gayhardt........           0              0             362/37                   $1,458,761/$147,214
Sydney Franchuk........           0              0              80/20                    $322,000/$80,500
Cameron Hetherington...           0              0              80/20                    $322,000/$80,500

(1) An assumed fair market value of $7,250 per share was used to calculate the value of the options. As the shares are not traded in an established public market, the value assigned is based on the last strike price options were granted.

Employment Agreements

      Jeffrey Weiss, our and our parent company's Chairman and Chief Executive Officer, is employed under an employment agreement dated as of November 13, 1998. The agreement provides for an annual base salary of $500,000, to be reviewed bi-annually, which may be increased at the discretion of our parent company's Board of Directors. In addition, Mr. Weiss is eligible to receive an annual bonus and incentive compensation, contingent upon our achievement of 100% of targeted results (with certain adjustments to the extent we achieve results short of or greater than the targeted results). Total compensation to Mr. Weiss in any fiscal year, including salary, bonuses and annual incentive compensation, will not exceed $1,200,000. Under certain circumstances, Mr. Weiss is entitled to receive a severance benefit payment equal to the discounted value of any unpaid base salary for the term of the agreement.

      Mr. Weiss' employment agreement also provides for a five-year term, beginning on December 19, 1998, unless the agreement is terminated. Mr. Weiss is eligible to participate in all our fringe benefit programs offered from time to time to senior management employees.

      Under his employment agreement, Mr. Weiss has agreed that if his employment is terminated, and in consideration of the payment of the compensation and other benefits paid under the agreement, he will not compete with us for a period of two years within the United States, Canada or any other country in which we conduct business now or in the future.

Compensation Committee Interlocks and Insider Participation

      Our board of directors does not have a compensation committee. All of the members of the board of directors participated in deliberations concerning executive compensation, including Jeffrey Weiss, our Chief Executive Officer, and Donald Gayhardt, our President and Chief Financial Officer. No interlocking relationship existed between the board of directors and the board of directors or compensation committee of any other company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      All of our issued and outstanding shares of capital stock are owned by our parent company, DFG Holdings, Inc.

      The following table sets forth the number of shares of our parent company's common stock owned beneficially on June 30, 2003 by:

      o each person that is the beneficial owner of more than 5% of our parent company's common stock;

      o     all directors and nominees;

      o     the named executive officers; and

      o     all directors and executive officers as a group.

      The address of each officer and director is c/o Dollar Financial Group, Inc., 1436 Lancaster Avenue, Suite 310, Berwyn, Pennsylvania 19312, unless otherwise indicated. On June 30, 2003, there were a total of 19,864.93 shares of our parent company's common stock issued (106.71 are held in treasury).

                                                                       Amount of
Name and Address of Beneficial Owner                                   Beneficial  Percent of
of DFG Holdings, Inc. Shares                                           Ownership      Class
----------------------------------------------------------------------------------------------
Green Equity Investors II, L.P. .............................          13,014.94      63.36%
    11111 Santa Monica Boulevard
    Los Angeles, California 90025
Jeffrey Weiss................................................           3,058.99      14.89
GS Mezzanine Partners, L.P. and
    GS Mezzanine Partners Offshore, L.P. and associates.....            2,150.46      10.47
    85 Broad Street
    New York, New York 10004
Donald Gayhardt..............................................             526.99(1)    2.57
Sydney Franchuk..............................................             121.24(2)    0.59
Cameron Hetherington.........................................              80.00(3)    0.39
All directors and officers as a group (8 persons)............           3,899.04(4)   18.98

(1) Includes options to purchase 362.43 shares of our parent company's common stock which are currently exercisable.

(2) Includes options to purchase 80.00 shares of our parent company's common stock which are currently exercisable.

(3) Includes options to purchase 80.00 shares of our parent company's common stock which are currently exercisable.

(4) Includes options to purchase 554.43 shares of our parent company's common stock which are currently exercisable. Excludes directors affiliated with Green Equity Investors II, L.P.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders' Agreement

      Our parent company entered into a stockholders' agreement on November 13, 1998 with certain stockholders, including Green Equity Investors II, L.P., Jeffrey Weiss, Donald Gayhardt, GS Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore, L.P. After November 13, 1998 certain additional stockholders including Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., C.L. and Sheila Jeffrey, Bridge Street Fund 1998, L.P. and Stone Street Fund 1998, L.P. agreed to be bound by the terms of the stockholders' agreement. The stockholders' agreement will terminate ten (10) years from the date of the agreement was made, though certain provisions may terminate before then if there is a public offering of our parent company's stock.

Transfer Restrictions

      The stockholders' agreement provides, among other things, for certain restrictions on the disposition of our parent company's common stock. Common stock of our parent company that is subject to the agreement may only be transferred in accordance with the terms and conditions of the agreement. Any other transfers of our stock will be void and of no force or effect. Any shares of our parent company's common stock that are subsequently transferred to a third party will remain subject to the terms and conditions of the stockholders' agreement.

Tag-Along and First Option Rights

      If, at any time, Green Equity Investors II, L.P. proposes to enter into an agreement to sell or otherwise dispose of for value more than twenty percent (20%) of the outstanding shares of our parent company then certain of our executives will be given the opportunity to participate proportionately in (in other words, "tag along" with) the sale. These tag-along provisions do not apply to certain transactions specified in the stockholders' agreement.

      If, at any time, an executive who is party to the stockholders' agreement desires to sell for cash all or any part of his or her shares, he or she must provide notice to Green Equity Investors or its assigns and our parent company. Upon receiving notice, Green Equity Investors and our parent company will have the option to purchase all, but not less than all, of such shares on the same terms and conditions. If both Green Equity Investors and our parent company have exercised this option, Green Equity Investors will have first priority.

Repurchase of Shares

      If the employment of an executive who is party to the stockholders' agreement is terminated by reason of his or her death or permanent disability, our parent company and Green Equity Investors (with priority to our parent company) will have the right and option to repurchase all of the shares then owned by the executive. The price will be the fair market value of the shares at the time the executive's employment is terminated as determined under the stockholders' agreement.

Registration Rights

      The stockholders' agreement also gives Green Equity Investors the right to require our parent company to register all or part of its common stock under the Securities Act. These demand registration rights can be exercised on the earlier of 90 days after the first registration of shares of our parent company's common stock under the Securities Act and the second anniversary of the stockholders' agreement. Each remaining stockholder who is party to the stockholders' agreement may then elect to include its shares of our parent's common stock in the demand registration, or "piggyback" on the registration. Green Equity Investor is entitled to three demand registrations.

      If our parent company proposes to register any equity securities under the Securities Act, it must include in the registration all shares of its common stock that the stockholders' request to have registered, subject to the condition that not all of the shares may be registered if only a reduced number can be sold without having a significant negative impact on the offering.

Additional Stockholder Rights

      If Green Equity Investors agrees to sell all or substantially all of its shares to a third party, then it may demand that executives who are party to the stockholders' agreement sell all, but not less than all, of their shares at the same price and on the same terms and conditions.

Grant of Proxy

      Each stockholder who is party to the stockholders' agreement has agreed to vote its shares so that (1) so long as Jeffrey Weiss is the Chief Executive Officer of our parent company, he will be elected to the board of directors of our parent company and (2) so long as Green Equity Investors owns, directly or indirectly, twenty percent (20%) or more of the then outstanding stock of our parent company, it will be entitled to elect the remaining members of the board of directors.

                           Indebtedness of Management

      During fiscal 1999, we issued loans to certain members of management. The funds were used to pay personal income tax expense associated with the exercise of certain options and grants of certain stock in connection with the purchase of our company by Green Equity Investors. The loans are secured by shares of our parent company's stock. As of June 30, 2003, the following members of management owed outstanding principal on these loans in excess of $60,000:

                                        Maturity      Outstanding Principal
       Name                 Rate          Date                Amount
       --------------------------------------------------------------------
       Jeffrey Weiss        6.00%       12/18/2004         $2,000,000
       Donald Gayhardt      6.00        12/18/2004             96,525
       Sydney Franchuk      0.00          4/1/2005             69,258
       Peter Sokolowski     6.00        12/18/2004             70,695

      In addition, as part of his employment agreement, Jeffrey Weiss was issued a loan in the amount of $4.3 million to purchase additional shares of our parent company's stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares in our parent company's stock.

                              Management Agreement

      Under a management services agreement among Green Equity Investors, our parent company and us, our parent company has agreed to pay Green Equity Investors an annual management fee equal to 2.4% of the total amount invested by Green Equity Investors in our parent company and reimbursement of any out-of-pocket expenses incurred.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      This item is effective for filings for fiscal years ending after December 15, 2003 and therefore is not applicable to this filing.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)    List of Financial Statements and Schedules

      The following consolidated financial statements are submitted in response to Item 14(a)(1) and (2):

Dollar Financial Group, Inc.                                                                        Page
                                                                                                  ---------
Report of Independent Auditors................................................................       33
Consolidated Balance Sheets, June 30, 2002 and 2003...........................................       34
Consolidated Statements of Operations, years ended June 30, 2001, 2002 and 2003...............       35
Consolidated Statements of Shareholder's Equity, years ended June 30, 2001, 2002 and 2003.....       36
Consolidated Statements of Cash Flows, years ended June 30, 2001, 2002 and 2003...............       37
Notes to Consolidated Financial Statements....................................................       38
Schedule II - Valuation and Qualifying Accounts...............................................       79

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

(a)(3) Exhibits
  Exhibit No.                        Description of Document
  -----------                        -----------------------

10.25            Purchase Agreement dated February 17, 1999 by and among
                    National Money Mart Company (a subsidiary of Dollar Financial Group, Inc.), King Mortgage LTD. and Denis Wilner to purchase the remaining 86.5% partnership interest in Calgary Money Mart Partnership (Incorporated by reference to
                    Exhibit 10.25 of the Registrant's Form 8K/A filed April 26, 1999, declared effective February 25, 1999)
10.26            Agreement for the sale and purchase of shares in Cash A
                    Cheque Holdings Great Britain Limited between Luke Johnson and others, Dollar Financial UK Limited and Dollar Financial Group, Inc. (Incorporated by referenced to Exhibit 10.26 of the Registrant's Form 8K/A filed September 20, 1999, declared effective July 22, 1999)
10.27            Agreement for the sale and purchase of shares in Cash
                    Centres Corporation Limited between Edward Ford and others, Dollar Financial UK Limited and Dollar Financial Group, Inc. (Incorporated by reference to Exhibit 10.27 of the Registrant's Form 8K/A filed February 28, 2000, declared effective December 30, 1999)
10.28            Amended and Restated Nonexclusive Servicing and Indemnification
                    Agreement between County Bank and Dollar Financial Group, Inc.**
10.29            Marketing and Servicing Agreement between First Bank of
                    Delaware and Dollar Financial Group, Inc.**
21.1             Subsidiaries of the Registrant (Incorporated by reference to
                    Exhibit 21.1 to the Registrant's Statement on Form 10Q (Registration #333-18221) declared effective December 31,
                    1998)
31.1             Certification of Chief Executive Officer Pursuant to Title 17,
                    Code of Federal Regulations, Section 240.13a - 14(a) or
                    Section 240.15d - 14(a).
31.2             Certification of Chief Financial Officer Pursuant to Title 17,
                    Code of Federal Regulations, Section 240.13a - 14(a) or
                    Section 240.15d - 14(a).
32.1             Certification of Chief Executive Officer Pursuant to Title
                    18, United States Code, Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.
32.2             Certification of Chief Financial Officer Pursuant to Title
                    18, United States Code, Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

--------------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.

** Confidential treatment has been requested for certain confidential portions of this exhibit; these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

      On May 14, 2003, a Form 8-K was filed attaching a press release dated May 13, 2003 announcing the company's earnings for the third quarter 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 29, 2003.

                                DOLLAR FINANCIAL GROUP, INC.


                                By: /s/ DONALD GAYHARDT
                                   -----------------------------------------
                                        Donald Gayhardt
                                        President and Chief Financial Officer

                          DOLLAR FINANCIAL GROUP, INC.

             Signature                                    Title                            Date
             ---------                                    -----                            ----


        /s/ JEFFREY A. WEISS              Chairman of the Board of Directors          September 29, 2003
-------------------------------------        and Chief Executive Officer
          Jeffrey A. Weiss                   (principal executive officer)


       /s/ DONALD GAYHARDT                President and Chief Financial Officer       September 29, 2003
-------------------------------------        (principal financial and accounting
          Donald Gayhardt                    officer)

                        DOLLAR FINANCIAL GROUP, INC. (a)

                 Schedule II - Valuation and Qualifying Accounts

                                                    Year ended June 30,
                                             --------------------------------
      Consumer Loan Loss Reserves              2001        2002        2003
                                             --------------------------------
      (in thousands)

      Balance at beginning of year .......   $     --    $    600    $  2,862

      Provision charged to expense .......         --       2,244          --
      Provision charged to loan revenues .      4,895       5,554       9,216
      Foreign currency translation .......         --          18          75

      Charge-offs ........................     (4,295)     (5,554)     (9,716)
                                             --------------------------------
      Balance at end of year .............   $    600    $  2,862    $  2,437
                                             ================================

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.