Form 10-Q
period 2003-09-30
DOLLAR FINANCIAL GROUP INC
filed 2003-11-05
CIK 1028643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2003

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

                             1436 LANCASTER AVENUE,
                           BERWYN, PENNSYLVANIA 19312
               (Address of Principal Executive Offices) (Zip Code)

                                  610-296-3400
              (Registrant's Telephone Number, Including Area Code)

                                      None
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 3, 2003, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.

                                      INDEX




PART I. FINANCIAL INFORMATION                                                                      Page No.

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2003
         and September 30, 2003 (unaudited)..........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three
         Months Ended September 30, 2002 and 2003....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Three Months
         Ended September 30, 2002 and 2003...........................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    16

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    22

Item 4.  Controls and Procedures.....................................................................    23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    23

Item 2.  Changes in Securities and Use of Proceeds...................................................    24

Item 3.  Defaults Upon Senior Securities.............................................................    24

Item 4.  Submission of Matters to a Vote of Security Holders.........................................    24

Item 5.  Other Information...........................................................................    24

Item 6.  Exhibits and Reports on Form 8-K............................................................    24

         Signature...................................................................................    25

                                                      PART I.
                                               FINANCIAL INFORMATION
                                           ITEM 1. FINANCIAL STATEMENTS

                                           DOLLAR FINANCIAL GROUP, INC.

                                        INTERIM CONSOLIDATED BALANCE SHEETS
                                        (In thousands except share amounts)


                                                                                 June 30,              September 30,
                                                                                   2003                    2003
                                                                              ----------------       ----------------
ASSETS                                                                                                 (unaudited)

Cash and cash equivalents.....................................................  $      71,805        $        63,915
Loans and other receivables, net of reserve of $2,437 and $2,564..............         22,677                 22,838
Loans receivable pledged......................................................          8,000                  8,000
Prepaid expenses..............................................................          6,358                  6,340
Notes receivable - officers...................................................          2,756                  2,756
Due from parent...............................................................          4,573                  4,823
Property and equipment, net of accumulated depreciation
    of $39,309 and $41,784....................................................         29,209                 28,319
Goodwill and other intangibles, net of accumulated
    amortization of $21,308 and $22,094.......................................        144,125                143,789
Debt issuance costs, net of accumulated amortization of
     $7,945 and $8,396........................................................          5,200                  4,925
Other.........................................................................          1,833                  1,898

                                                                              ----------------       ----------------
                                                                                $     296,536         $      287,603
                                                                              ================       ================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  ............................................................  $      17,245         $       15,657
Income taxes payable..........................................................             11                     90
Accrued expenses                                                                        9,419                 10,793
Accrued interest payable......................................................          1,656                  5,322
Deferred tax liability........................................................            838                  1,259
Other collateralized borrowings...............................................          8,000                  8,000
Revolving credit facilities...................................................         61,699                 47,948
10-7/8 % Senior Notes due 2006................................................        109,190                109,190
Subordinated notes payable and other..........................................         20,081                 20,066
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2003 and September 30, 2003......................................              -                      -
Additional paid-in capital....................................................         50,957                 50,957
Retained earnings.............................................................          9,034                 10,176
Accumulated other comprehensive income........................................          8,406                  8,145
                                                                              ----------------       ----------------
    Total shareholder's equity................................................         68,397                 69,278
                                                                              ----------------       ----------------
                                                                               $      296,536         $      287,603
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

                                      DOLLAR FINANCIAL GROUP, INC.

                         INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands)


                                                                               Three Months Ended
                                                                                 September 30,
                                                                        ---------------------------------
                                                                            2002                2003
                                                                        --------------      -------------

Revenues ..........................................................      $    52,653         $    56,990
Store and regional expenses:
   Salaries and benefits...........................................           17,147              18,777
   Occupancy.......................................................            4,799               4,864
   Depreciation....................................................            1,619               1,448
   Other...........................................................           12,857              12,965
                                                                        -------------       -------------
Total store and regional expenses..................................           36,422              38,054
Corporate expenses.................................................            7,248               7,241
Loss on store closings and sales...................................              488                  60
Other depreciation and amortization................................              843                 958
Interest expense  (net of interest income of $42 and $39)..........            4,931               5,247
                                                                        -------------       -------------
Income before income taxes........................................             2,721               5,430
Income tax provision...............................................            1,910               4,288
                                                                        -------------       -------------
Net income ........................................................      $       811        $      1,142
                                                                        =============       =============










               See notes to interim unaudited consolidated financial statements.

                                       DOLLAR FINANCIAL GROUP, INC.

                         INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                     -----------------------------------
                                                                                          2002                 2003
                                                                                     --------------       --------------
Cash flows from operating activities:
Net income......................................................................     $         811          $     1,142
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Depreciation and amortization.............................................             2,902                2,856
      Loss on store closings and sales..........................................               488                   60
      Deferred tax provision....................................................               408                  421
      Change in assets and liabilities:
         Increase in loans and other receivables and income
           taxes receivable.....................................................           (8,298)                (672)
         Decrease (Increase) in prepaid expenses and other......................               411                 (13)
         Increase in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable........................               576                2,895
                                                                                     --------------       --------------
Net cash (used in) provided by operating activities.............................           (2,702)                6,689

Cash flows from investing activities:
  Additions to property and equipment...........................................           (1,092)              (1,415)
                                                                                     --------------       --------------
Net cash used in investing activities...........................................           (1,092)              (1,415)

Cash flows from financing activities:
  Other debt payments ..........................................................              (45)                 (63)
  Net decrease in revolving credit facilities...................................           (4,482)             (13,751)
  Payment of debt issuance costs................................................              (64)                (175)
  Net increase in due from parent...............................................             (280)                (250)
                                                                                     --------------       --------------
Net cash used in financing activities...........................................           (4,871)             (14,239)
Effect of exchange rate changes on cash and cash equivalents....................             (680)                1,075
                                                                                     --------------       --------------
Net decrease in cash and cash equivalents.......................................           (9,345)              (7,890)
Cash and cash equivalents at beginning of period................................            86,633               71,805
                                                                                     --------------       --------------
Cash and cash equivalents at end of period......................................    $       77,288         $     63,915
                                                                                     ==============       ==============




               See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Operations

Dollar Financial Group, Inc., organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of DFG Holdings, Inc. ("Holdings"). The activities of Holdings consist primarily of its investment in the Company and additional third party debt. Holdings has no employees or operating activities as of September 30, 2003. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,080 locations (of which 625 are Company owned) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary, Money Mart(R) Express (formerly known as moneymart.com(TM)), services and originates short-term consumer loans through 450 independent document transmitters in 16 states.

2. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION

The Company's payment obligations under the 10 7/8% Senior Notes due November 2006 ("Senior Notes") and Senior Subordinated Notes due 2006 ("Senior Subordinated Notes") are jointly and severally guaranteed on a full and unconditional basis by all of the Company's existing and future subsidiaries (the "Guarantors"). The subsidiaries' guarantees of the Senior Notes rank pari passu in right of payment with all existing and future indebtedness of the Guarantors, including the obligations of the Guarantors under the Company's Revolving Credit Facility and any successor credit facilities. The subsidiaries' guarantees of the Senior Subordinated Notes are subordinated in right of payment to the senior indebtedness of the Guarantors. Pursuant to the Senior Notes or Senior Subordinated Notes, every direct and indirect wholly owned subsidiary of the Company, each of which is wholly-owned, serves as a guarantor of the Senior Notes and Senior Subordinated Notes.

Separate financial statements of each Guarantor have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at September 30, 2003, and the condensed consolidating statements of operations and cash flows for the three month period ended September 30, 2003 of the Company (on a parent-company basis), combined domestic Guarantors, combined foreign subsidiaries and the consolidated Company.

                                DOLLAR FINANCIAL GROUP, INC.

                               CONSOLIDATING BALANCE SHEETS
                                    September 30, 2003
                                      (In thousands)

                                                            Dollar       Domestic       Foreign
                                                          Financial     Subsidiary     Subsidiary
                                                         Group, Inc.    Guarantors     Guarantors    Eliminations    Consolidated
                                                        -------------------------------------------------------------------------

Assets
Cash and cash equivalents............................    $       9,639  $     21,936  $     32,340   $          -   $      63,915
Loans and other receivables, net.....................            8,991         1,959        12,206           (318)         22,838
Loans receivable pledged.............................                -             -         8,000              -           8,000
Income taxes receivable..............................           22,036             -             -        (22,036)              -
Prepaid expenses.....................................              755           977         4,608              -           6,340
Deferred income taxes................................            1,064             -             -         (1,064)              -
Notes receivable--officers...........................            2,756             -             -              -           2,756
Due from affiliates..................................                -        93,195             -        (93,195)              -
Due from parent......................................            4,823             -             -              -           4,823
Property and equipment, net..........................            5,429         7,838        15,052              -          28,319
Goodwill and other intangibles, net..................               29        56,537        87,223              -         143,789
Debt issuance costs, net.............................            4,714             -           211              -           4,925
Investment in subsidiaries...........................          219,165         9,801         6,705       (235,671)              -
Other................................................               93           600         1,205              -           1,898
                                                        ---------------------------------------------------------------------------
                                                         $     279,494  $    192,843  $    167,550   $   (352,284)  $     287,603
                                                        ===========================================================================


Liabilities and shareholder's equity
Accounts payable.....................................    $       1,503  $      5,849  $      8,305   $          -   $      15,657
Income taxes payable.................................                -        20,542         1,584        (22,036)             90
Accrued expenses.....................................            2,554         3,401         4,838              -          10,793
Accrued interest payable.............................            4,984            88           568           (318)          5,322
Deferred tax liability...............................                -         2,323             -         (1,064)          1,259
Due to affiliates....................................           32,831             -        60,364        (93,195)              -
Other collateralized borrowings......................                -             -         8,000              -           8,000
Revolving credit facilities..........................           47,775             -           173              -          47,948
10 7/8% Senior Notes due 2006........................          109,190             -             -              -         109,190
Subordinated notes payable and other.................           20,000             -            66              -          20,066
                                                        ---------------------------------------------------------------------------
                                                               218,837        32,203        83,898       (116,613)        218,325


Shareholder's equity:
   Common stock......................................                -             -             -              -               -
   Additional paid-in capital........................           50,957        85,524        27,304       (112,828)         50,957
   Retained earnings ................................           10,176        73,460        49,383       (122,843)         10,176
   Accumulated other comprehensive (loss) income.....             (476)        1,656         6,965              -           8,145
                                                        ---------------------------------------------------------------------------
Total shareholder's equity...........................           60,657       160,640        83,652       (235,671)         69,278
                                                        ---------------------------------------------------------------------------
                                                         $     279,494  $    192,843  $    167,550   $   (352,284)  $     287,603
                                                        ===========================================================================

                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three Months Ended September 30, 2003
                                 (In thousands)

                                                     Dollar        Domestic        Foreign
                                                   Financial      Subsidiary     Subsidiary
                                                  Group, Inc.     Guarantors     Guarantors     Eliminations    Consolidated
                                                 -----------------------------------------------------------------------------

Revenues                                         $            -  $      26,091  $      30,899   $          -  $       56,990

Store and regional expenses:
   Salaries and benefits......................                -         10,623          8,154              -          18,777
   Occupancy..................................                -          2,840          2,024              -           4,864
   Depreciation...............................                -            794            654              -           1,448
   Other......................................                -          7,069          5,896              -          12,965
                                                 -----------------------------------------------------------------------------
Total store and regional expenses.............                -         21,326         16,728              -          38,054

Corporate expenses............................            3,626              -          3,615              -           7,241
Management fee................................             (542)             -            542              -               -
Loss on store closings and sales and other
   restructuring..............................               60              -              -              -              60
Other depreciation and amortization...........              542             15            401              -             958
Interest expense, net.........................            4,053           (591)         1,785              -           5,247
                                                 -----------------------------------------------------------------------------
(Loss) income before income taxes ............           (7,739)         5,341          7,828               -          5,430
Income tax (benefit) provision ...............           (2,474)         2,798          3,964               -          4,288
                                                 -----------------------------------------------------------------------------
(Loss) income before equity in net
   income of subsidiaries.....................           (5,265)         2,543          3,864               -          1,142
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors.............            2,543              -              -         (2,543)              -
   Foreign subsidiary guarantors..............            3,864              -              -         (3,864)              -
                                                 -----------------------------------------------------------------------------
Net income  ..................................   $        1,142  $       2,543  $       3,864   $     (6,407) $        1,142
                                                 =============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 2003
                                 (In thousands)


                                                               Dollar       Domestic        Foreign
                                                             Financial     Subsidiary     Subsidiary
                                                            Group, Inc.    Guarantors     Guarantors    Eliminations   Consolidated
                                                           -------------------------------------------------------------------------
Cash flows from operating activities:
Net income ............................................... $     1,142    $     2,543    $     3,864   $      (6,407) $     1,142
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Undistributed income of subsidiaries.................      (6,407)             -              -           6,407            -
     Depreciation and amortization........................         993            807          1,056               -        2,856
     Loss on store closings and sales.....................          60              -              -               -           60
     Deferred tax provision...............................           -            421              -               -          421
     Changes in assets and liabilities (net of effect
       of acquisitions):
         Decrease (increase) in loans and other
           receivables....................................       1,856           (848)        (1,998)            318         (672)
         (Increase) decrease in income taxes receivable...      (2,619)             -              -           2,619            -
         Decrease (increase) in prepaid expenses and other          13            135           (161)              -          (13)
         Increase (decrease) in accounts payable,
           income taxes payable, accrued expenses and
           accrued interest payable ......................       4,456          2,092           (716)         (2,937)       2,895
                                                           -------------------------------------------------------------------------

Net cash (used in) provided by operating activities.......        (506)         5,150          2,045               -        6,689

Cash flows from investing activities:

Additions to property and equipment.......................         (58)          (371)          (986)              -       (1,415)
Net increase in due from affiliates.......................           -         (9,056)             -           9,056            -
                                                           -------------------------------------------------------------------------

Net cash used in investing activities.....................         (58)        (9,427)          (986)          9,056       (1,415)

Cash flows from financing activities:
Other debt payments.......................................           -              -            (63)              -          (63)
Net decrease in revolving credit facilities...............     (12,989)             -           (762)              -      (13,751)
Payment of debt issuance costs............................        (175)             -              -               -         (175)
Net increase in due from parent...........................        (250)             -              -               -         (250)
Net increase (decrease) in due to affiliates..............      15,636              -         (6,580)         (9,056)           -
                                                           -------------------------------------------------------------------------

Net cash provided by (used in) financing activities.......       2,222              -         (7,405)         (9,056)     (14,239)

Effect of exchange rate changes on cash and cash
equivalents...............................................           -              -          1,075               -        1,075
                                                           -------------------------------------------------------------------------

Net decrease (increase) in cash and cash equivalents......       1,658         (4,277)        (5,271)              -       (7,890)
Cash and cash equivalents at beginning of period..........       7,981         26,213         37,611               -       71,805
                                                           -------------------------------------------------------------------------
Cash and cash equivalents at end of period................ $     9,639    $    21,936    $    32,340   $           -  $    63,915
                                                           =========================================================================

                          DOLLAR FINANCIAL GROUP, INC.

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs it's annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the three months ended September 30, 2003 was $43,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                                Year                Amount
                                         ---------------------------------------
                                                2004            $        95,000
                                                2005                     20,000
                                                2006                          -
                                                2007                          -
                                                2008                          -

The following table reflects the components of intangible assets (in thousands):


                                                            June 30, 2003                             September 30, 2003
                                              ------------------------------------------    ----------------------------------------
                                                Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                                    Amount               Amortization             Amount             Amortization
                                              ------------------------------------------    ----------------------------------------

Non-amortized intangible assets:
     Cost in excess of net assets acquired       $     162,987           $      18,977         $       163,434       $       19,717

Amortized intangible assets:
     Covenants not to compete                            2,446                   2,331                   2,445                2,377


4. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive (loss) income for the periods stated:

                                                    Three Months Ended
                                                       September 30,
                                              ---------------------------------
                                                  2002               2003
                                              --------------    ---------------

Net income                                     $        811       $      1,142
Foreign currency translation adjustment              (1,396)              (261)
                                              --------------     --------------

Total comprehensive (loss) income              $       (585)      $        881
                                              ==============     ==============

                          DOLLAR FINANCIAL GROUP, INC.

5. LOSS ON STORE CLOSINGS AND SALES AND OTHER RESTRUCTURING

During the fiscal year ended June 30, 2003, the Company closed 27 stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with that restructuring comprised severance and other retention benefits to employees who were involuntarily terminated and closure costs related to the locations the Company will no longer utilize. The restructuring was completed by June 30, 2003. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003. During the first quarter of fiscal 2004, charges previously accrued for severance and other retention benefits were reclassed to store closure costs.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                                           Severance and
                                                               Other               Store Closure
                                                         Retention Benefits            Costs                Total
                                                         ------------------      -----------------   -----------------

          Balance at June 30, 2003                         $         1.2           $        0.2        $        1.4

          Charge recorded in earnings                                  -                      -                   -
          Reclassification                                          (0.7)                   0.7                   -
          Amounts paid                                              (0.3)                  (0.3)               (0.6)
          Non-cash charges                                             -                      -                   -
                                                         ------------------      -----------------   -----------------
          Balance at September 30, 2003                    $         0.2           $        0.6        $        0.8
                                                         ==================      =================   =================

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the three months ended September 30, 2003 and 2002 were $60,000 and $488,000, respectively.

6. GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                              United                        United
                                                              States          Canada        Kingdom         Total
                                                          ---------------- ------------- -------------- ---------------
As of and for the three months
   ended September 30, 2002

Identifiable assets                                       $       143,340  $     69,093  $      74,621  $      287,054
Goodwill and other intangibles, net                                56,500        32,287         42,780         131,567
Sales to unaffiliated customers                                    26,080        16,374         10,199          52,653
(Loss) income before income taxes                                  (8,831)        9,821          1,731           2,721
Income tax  (benefit) provision                                    (2,494)        3,882            522           1,910
Net (loss) income                                                  (6,337)        5,939          1,209             811

As of and for the three months
   ended September 30, 2003

Identifiable assets                                       $       126,238  $     84,082  $      77,283  $      287,603
Goodwill and other intangibles, net                                56,566        38,535         48,688         143,789
Sales to unaffiliated customers                                    26,091        19,340         11,559          56,990
(Loss) income before income taxes                                  (2,398)        5,729          2,099           5,430
Income tax (benefit) provision                                        324         2,827          1,137           4,288
Net (loss) income                                                  (2,722)        2,902            962           1,142


                          DOLLAR FINANCIAL GROUP, INC.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2003, the Company held put options with an aggregate notional value of 3.0 million British pounds to protect the currency exposure in the United Kingdom throughout the remainder of the calendar year. The Company also held put options with an aggregate notional value of $(CAN) 36.0 million to protect the currency exposure in Canada throughout the remainder of the fiscal year. All put options for the quarter ended September 30, 2003 expired out of the money at a cost of $13,000 which is included in corporate expenses in the consolidated statement of earnings. There was no such hedging activity for the same period in fiscal 2003.

The Company's revolving credit facility and overdraft credit facilities carry a variable rate of interest. As most of the Company's average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

8. CONTINGENT LIABILITIES

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against the Company's Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. Like the plaintiff in the MacKinnon action referred to below, Mortillaro has agreed to arbitrate all disputes with the Company; and, assuming the Company is served, it will seek to enforce the arbitration agreement. The Company believes that it has meritorious procedural and substantive defenses to Mortillaro's claims, and it intends to defend those claims vigorously.

The Company is a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are the Company's former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that the Company failed to provide employees with meal and rest breaks required under a new state law (Chin) and that the Company computed bonuses payable to store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of September 30, 2003, 92% of these settlement offers had been accepted. Plaintiffs' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. The Company believes that it has meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. The Company believes that it has adequately provided for the costs associated with this matter. The Company is vigorously defending the Castillo, Chin and Williams lawsuits and believes it has meritorious defenses to the claims asserted in those matters. The Company believes the outcome of such litigation will not significantly affect its financial results.

On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, the Company moved to stay the action as against it and to compel arbitration of plaintiff's claims as required by his agreement with the Company. The Company is presently awaiting a decision on that motion. The Company believes it has meritorious defenses to the action and intends to defend it vigorously. The Company believes the outcome of such litigation will not significantly affect its financial results.

On October 30, 2002, the Oklahoma Administrator of Consumer Credit issued an administrative order revoking the supervised-lending license of the Company's Oklahoma subsidiary on the ground that certain loans marketed by the subsidiary and made by County Bank did not conform with Oklahoma usury laws. The Administrator's order also requires the subsidiary to refund certain purportedly

                          DOLLAR FINANCIAL GROUP, INC.

8. CONTINGENT LIABILITIES (continued)

excess finance charges collected by County Bank. The Administrator's order is presently on appeal to the Oklahoma District Court. On August 20, 2003, that court denied the Administrator's motion to require the subsidiary to desist from further loan-origination activities pending appeal. The subsidiary is also appealing a federal court's abstention from ruling on this matter to the United States Court of Appeals for the Tenth Circuit. The Company is presently unable to evaluate the likelihood of any particular outcome of this matter but, in the Company's opinion, the outcome of such litigation will not significantly affect the Company's financial results.

In addition to the litigation discussed above, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such litigation and proceedings will not significantly affect the Company's consolidated financial statements.

9. SUBSEQUENT EVENTS

On October 28, 2003 the Company announced that it intends to offer $200 million principal amount of senior notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The Company currently anticipates that it will use the proceeds from this offering to redeem its outstanding senior notes and its outstanding senior subordinated notes, to repay its existing credit facility, which it anticipates will be replaced with a new credit facility, and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving its parent company's senior discount notes. The senior notes will not be registered under the Securities Act or any state securities laws. Thus, the senior notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.

                          SUPPLEMENTAL STATISTICAL DATA

                                                                             September 30,
Company Operating Data:                                                2002                 2003
                                                                   -------------        -------------

Number of stores:
   Company-owned.................................                           639                  625
   Franchised stores and check cashing merchants.                           418                  455
                                                                   -------------        -------------
Total............................................                         1,057                1,080
                                                                   =============        =============

------------------------------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                             September 30,
                                                                   -----------------------------------
Operating Data:                                                        2002                 2003
                                                                   -------------        --------------

Face amount of checks cashed (in millions)                         $        762          $        791
Face amount of average check                                       $        360          $        366
Face amount of average check (excluding Canada & UK)               $        402          $        376
Average fee per check                                              $      12.51          $      13.00
Number of checks cashed (in thousands)                                    2,115                 2,164

------------------------------------------------------------------ -----------------------------------

                                                                           Three Months Ended
                                                                             September 30,
                                                                   -----------------------------------
Collections Data:                                                      2002                 2003
                                                                   -------------        --------------

Face amount of returned checks (in thousands)                      $      6,869          $      7,635
Collections (in thousands)                                                4,943                 5,496
                                                                   -------------        -------------
Net write-offs (in thousands)                                      $      1,926          $      2,139
                                                                   =============        ==============

Collections as a percentage of returned checks                            72.0%                 72.0%
Net write-offs as a percentage of
   check cashing revenues                                                  7.3%                  7.6%
Net write-offs as a percentage of the
   face amount of checks cashed                                           0.25%                 0.27%


The following chart presents a summary of our consumer lending originations, which includes loan extensions and revenues for the following periods:

                                                                   Three Months Ended
                                                                      September 30,
                                                         ----------------------------------------
                                                                   2002                2003
                                                         ----------------------------------------
                                                                        (in thousands)
U.S. company funded originations....................             $    25,988         $    14,268
Canadian company funded originations................                  57,831              75,574
U.K. company funded originations....................                  23,758              26,508
                                                         ----------------------------------------
   Total company funded originations................             $   107,577         $   116,350
                                                         ========================================

Servicing revenues, net.............................             $    10,576         $    11,413
Company funded domestic loan revenues...............                   4,656               2,155
Company funded foreign loan revenues................                   8,449              10,495
Net write-offs on company funded loans..............                  (4,746)             (2,666)
                                                         ----------------------------------------
   Total consumer lending revenues, net.............             $    18,935         $    21,397
                                                         ========================================

Net write-offs as a percentage of total company
funded originations.................................                    4.4%                2.3%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,080 stores, including 625 company-operated stores, in 17 states, the District of Columbia, Canada and the United Kingdom. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. For the three-months ended September 30, 2003, we generated revenue of $57.0 million, an increase of 8.2% over the same period in the prior year.

In our opinion, we have included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of our financial position at September 30, 2003 and the results of operations for the three months ended September 30, 2003 and 2002. The results for the three months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with our unaudited financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Generally, we recognize revenue when services for the customer have been provided which, in the case of check cashing and other retail products, is at the time of sale. For our unsecured short-term loan service, all revenues are recognized ratably over the life of the loan, offset by net write-offs.

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

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.


RESULTS OF OPERATIONS

Revenue Analysis

                                                     Three Months Ended September 30,
----------------------------------------------------------------------------------------------------

                                                                               (Percentage of
                                              ($ in thousands)                 total revenue)
                                        ----------------------------    -------------------------
                                           2002             2003            2002            2003
                                        ------------    ------------    ----------     ----------


Check cashing.........................  $    26,454     $    28,123        50.2%           49.3%
Consumer lending revenues, net........       18,935          21,397        36.0            37.5
Money transfer fees...................        2,788           3,082         5.3             5.4
Other revenue.........................        4,476           4,388         8.5             7.8
                                        ------------    ------------    ----------     ----------
Total revenue.........................  $    52,653     $    56,990       100.0%          100.0%
                                        ============    ============    ==========     ==========


----------------------------------------------------------------------------------------------------


QUARTER COMPARISON

Total revenues were $57.0 million for the three months ended September 30, 2003 compared to $52.7 million for the three months ended September 30, 2002, an increase of $4.3 million or 8.2%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $4.6 million or 8.9%. New store openings accounted for an increase of $721,000, which was partially offset by a decrease of $952,000 in revenues from closed stores.

The increase in total revenues resulted primarily from a $2.5 million, or 13.0% increase in consumer lending revenues and a $1.7 million, or 6.3% increase in check cashing revenues. A 31% increase in loans originated in our Canadian locations accounted for approximately $1.3 million of the increase in consumer lending revenues. The balance of the increase was primarily related to lower U.S. net write-offs of company funded originations, partially offset by lower company funded domestic loan revenues. The increase in check cashing fees is primarily related to our Canadian locations as a result of an increase in the face amount of checks cashed.

Store and Regional Expense Analysis

                                                         Three Months Ended September 30,
----------------------------------------------------------------------------------------------------------

                                                                                 (Percentage of
                                               ($ in thousands)                  total revenue)
                                         -----------------------------    ---------------------------
                                             2002             2003            2002            2003
                                         ------------     ------------    -----------     -----------


Salaries and benefits..................  $    17,147       $   18,777         32.6%           32.9%
Occupancy..............................        4,799            4,864          9.1             8.6
Depreciation...........................        1,619            1,448          3.1             2.5
Other..................................       12,857           12,965         24.4            22.8
                                         ------------     ------------    -----------     -----------
Total store and regional expenses......  $    36,422       $   38,054         69.2%           66.8%
                                         ============     ============    ===========     ===========


----------------------------------------------------------------------------------------------------------

QUARTER COMPARISON

Store and  regional  expenses  were $38.1  million  for the three  months  ended
September  30,  2003  compared  to $36.4  million  for the  three  months  ended
September 30, 2002, an increase of $1.7 million or 4.5%. New store openings accounted for an increase of $500,000 while closed stores accounted for a decrease of $900,000. Comparable retail store and franchised store expenses for the entire period increased $2.0 million. For the three months ended September 30, 2003 total store and regional expenses decreased to 66.8% of total revenue compared to 69.2% of total revenue for the three months ended September 30, 2002.

As a percent of revenues, other store and regional expenses were 22.8% for the three months ended September 30, 2003 compared to 24.4% for the three months ended September 30, 2002, a decrease of 1.6%. A decrease in direct costs associated with short-term consumer loans we service through our direct-to-customer operation accounted for 1.0% of the decline. In addition, a continued decline in net security losses accounted for 0.3% of the decrease.

Other Expense Analysis

                                                            Three Months Ended September 30,
----------------------------------------------------------------------------------------------------------

                                                                             (Percentage of
                                              ($ in thousands)                total revenue)
                                         -----------------------------    ---------------------------
                                             2002             2003            2002            2003
                                         ------------     ------------    -----------     -----------


Corporate expenses.....................  $     7,248       $    7,241         13.8%           12.7%
Loss on store closings and sales.......          488               60          0.9             0.1
Other depreciation and amortization....          843              958          1.6             1.7
Interest expense.......................        4,931            5,247          9.4             9.2
Income tax provision...................        1,910            4,288          3.6             7.5


----------------------------------------------------------------------------------------------------------

QUARTER COMPARISON

Corporate Expenses

Corporate expenses were $7.2 million for the three months ended September 30, 2003 and for the three months ended September 30, 2002. For the three months ended September 30, 2003, corporate expenses decreased to 12.7% of total revenue compared to 13.8% of total revenue for the three months ended September 30, 2002. The decline reflects the first full quarter of cost reductions related to the recent rationalization of our store support functions for our North American operations.

Loss on Store Closings and Sales

Loss on store closings and sales was $60,000 for the three months ended September 30, 2003 compared to $488,000 for the three months ended September 30, 2002. These costs consist primarily of lease obligations and leasehold improvement write-offs.

Interest Expense

Interest expense was $5.2 million for the three months ended September 30, 2003 compared to $4.9 million for the three months ended September 30, 2002, an increase of $316,000 or 6.4%. This increase is primarily attributable to the increase in the average borrowing rates of our revolving credit facilities as a result of a November 2002 amendment to our credit facility and the impact of the higher effective interest rate on our collateralized borrowings.

Income Tax Provision

The provision for income taxes was $4.3 million for the three months ended September 30, 2003 compared to $1.9 million for the three months ended September 30, 2002, an increase of $2.4 million. Our effective tax rate differs from the federal statutory rate of 35% due to state taxes, foreign taxes and U.S. taxes on foreign earnings primarily resulting from the guarantees of our credit facility and Senior Notes by our foreign subsidiaries.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2003, cash and cash equivalents decreased $7.9 million as a result of a decrease in borrowings under our revolving credit facilities. Net cash provided by operations was $6.7 million. The increase in net cash provided by operations was primarily the result of increases in loans and other receivables due to the timing of settlement payments related to our consumer lending product and a decline in company funded unsecured short-term loans in the first quarter of fiscal 2004.

Accrued interest increased due to the timing of the semi-annual interest payment on the Senior and the Senior Subordinated Notes.

Liquidity and Capital Resources

Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance store expansion.

Net cash provided by operating activities was $6.7 million for the three months ended September 30, 2003 compared to a usage of $2.7 million for the three months ended September 30, 2002. The increase in net cash provided by operations was primarily the result of increases in loans and other receivables due to the timing of settlement payments related to our consumer lending product and a decline in company funded unsecured short-term loans in the first quarter of fiscal 2004. For the three months ended September 30, 2003, we made capital expenditures of $1.4 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $7.0 million during our fiscal year ending June 30, 2004, for remodeling and relocation of certain existing stores and for opening new stores.

Revolving Credit Facilities. We have three revolving credit facilities: a domestic revolving credit facility, a Canadian overdraft facility and a United Kingdom overdraft facility.

     Domestic Revolving Credit Facility. Our borrowing capacity under our domestic revolving credit facility is limited to the total commitment of $70.5 million less letters of credit totaling $9.0 million issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations. At September 30, 2003, our borrowing capacity was $61.5 million. The existing credit facility contains a provision for a reduction of $1.5 million by December 31, 2003. Borrowings under the domestic revolving credit facility as of September 30, 2003 were $47.8 million.

     Canadian Overdraft Facility. We have a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $4.8 million, of which there was no outstanding balance on September 30, 2003. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance.

     United Kingdom Overdraft Facility. For our U.K. operations, we have a United Kingdom overdraft facility which provides for a commitment of up to approximately $6.2 million, of which $173,000 was outstanding on September 30, 2003. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of LIBOR plus 1.00%. The United Kingdom overdraft facility is secured by a $6.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

Long-Term Debt. Long-term debt consists of our Senior Notes that mature on November 15, 2006, and our Senior Subordinated Notes that mature on December 31, 2006.

Subsequent Event. On October 28, 2003 we announced that we intend to offer $200 million principal amount of senior notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933, as amended. We currently anticipate that we will use the proceeds from this offering to redeem our outstanding Senior Notes and our outstanding Senior Subordinated Notes, to repay our existing credit facility, which we anticipate will be replaced with a new credit facility, and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our parent company's senior discount notes.

Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

Other Collateralized Borrowings. On November 15, 2002, we entered into an agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom. Pursuant to the agreement, we will retain servicing responsibilities and earn servicing fees, which are subject to reduction if the related loans are not collected. At September 30, 2003, we had $8.0 million of loans receivable pledged under this agreement.

We entered into the commitments described above and other contractual obligations in the normal course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2003, excluding periodic interest payments, include the following:

                                                              Payments Due by Period (in thousands)
                                         -------------------------------------------------------------------------------
                                             Total           Less than         1 - 3           4 - 5           After 5
                                                              1 Year           Years           Years            Years
                                         --------------    -------------    ------------    ------------    ------------

Domestic revolving credit facility...     $     47,775      $    47,775      $        -      $        -      $        -
United Kingdom overdraft facility....              173              173               -               -               -
Long-term debt
     Senior notes....................          109,190                -               -         109,190               -
    Senior subordinated notes........           20,000                -               -          20,000               -
Operating leases.....................           46,314           15,060          18,169           8,027           5,058
Other collateralized borrowings......            8,000            8,000               -               -               -
Other................................               66               66               -               -               -
                                          -------------    -------------    ------------    ------------    ------------

Total contractual cash obligations...     $    231,518      $    71,074      $   18,169      $  137,217      $    5,058
                                          =============    =============    ============    ============    ============

------------------------------------------------------------------------------------------------------------------------

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

Seasonality and Quarterly Fluctuations

Our business is seasonal due to the impact of tax-related services, including cashing tax refund checks, making electronic tax filings and processing applications for refund anticipation loans. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with acquisitions and the addition of new stores.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements regarding our expected performance for future periods, and actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks of changing market conditions in the overall economy and the industry in which we operate, weakening consumer demand and other factors detailed from time to time in our annual and other reports filed with the Securities and Exchange Commission.

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

         We and our subsidiaries have no market risk sensitive instruments entered into for trading purposes, as defined by GAAP. Information contained in this section relates only to instruments entered into for purposes other than trading.

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

Foreign Exchange Rates

Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign exchange fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2003 we held put options with an aggregate notional value of 3.0 million British pounds to protect the currency exposure in the United Kingdom throughout the remainder of the calendar year. We also held put options with an aggregate notional value of $(CAN) 36.0 million to protect the currency exposure in Canada throughout the remainder of the fiscal year. All put options for the quarter ended September 30, 2003 expired out of the money at a cost of $13,000 which is included in corporate expenses in the consolidated statement of earnings. There was no such hedging activity for the same period in fiscal 2003.

         Canadian operations accounted for approximately 105.3% of consolidated pre-tax earnings for the three months ended September 30, 2003, and U.K. operations accounted for approximately 38.7% of consolidated pre-tax earnings for the three months ended September 30, 2003. Canadian operations accounted for approximately 360.9% of consolidated pre-tax earnings for the three months ended September 30, 2002, and U.K. operations accounted for approximately 63.6% of consolidated pre-tax earnings for the three months ended September 30, 2002. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $8.1 million. Our U.K. subsidiaries have collateralized borrowings denominated in U.S. dollars that are subject to foreign currency transaction gains and losses. These gains and losses are included in corporate expenses.

         We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $800,000 for the three months ended September 30, 2003 and $1.2 million for the three months ended September 30, 2002. This impact represents nearly 14.4% of our consolidated pre-tax earnings for the three months ended September 30, 2003 and 42.5% of our consolidated pre-tax earnings for the three months ended September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES



         Evaluation of Disclosure Control and Procedures


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


              Changes in Internal Control Over Financial Reporting


              There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. Like the plaintiff in the MacKinnon action referred to below, Mortillaro has agreed to arbitrate all disputes with us. We believe that we have meritorious procedural and substantive defenses to Mortillaro's claims, and we intend to defend those claims vigorously.

We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3,
2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law (Chin) and that we computed bonuses payable to store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of September 30, 2003, 92% of these settlement offers had been accepted. Plaintiffs' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits and believe we have meritorious defenses to the claims asserted in those matters. We believe the outcome of such litigation will not significantly affect our financial results.

On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, we moved to stay the action as against us and to compel arbitration of plaintiff's claims as required by his agreement with us. We are presently awaiting a decision on that motion. We believe we have meritorious defenses to the action and intends to defend it vigorously. We believe the outcome of such litigation will not significantly affect our financial results.

On October 30, 2002, the Oklahoma Administrator of Consumer Credit issued an administrative order revoking the supervised-lending license of our Oklahoma subsidiary on the ground that certain loans we marketed that were made by County Bank did not conform with Oklahoma usury laws. The Administrator's order also requires us to refund certain purportedly excess finance charges collected by County Bank. The Administrator's order is presently on appeal to the Oklahoma District Court. On August 20, 2003, that court denied the Administrator's motion to require us to desist from further loan-origination activities pending appeal. We are also appealing a federal court's abstention from ruling on this matter to the United States Court of Appeals for the Tenth Circuit. We are presently unable to evaluate the likelihood of any particular outcome of this matter but, in our opinion, the outcome of such litigation will not significantly affect our financial results.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         On October 28, 2003 we announced that we intend to offer $200 million principal amount of senior notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933, as amended. We currently anticipate that we will use the proceeds from this offering to redeem our outstanding senior notes and our outstanding senior subordinated notes, to repay our existing credit facility, which we anticipate will be replaced with a new credit facility, and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our parent company's senior discount notes. The senior notes will not be registered under the Securities Act or any state securities laws. Thus, the senior notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit No.               Description of Document

       31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
       31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
       32.1   Section 1350 Certification of Chief Executive Officer
       32.2   Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K
              None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DOLLAR FINANCIAL GROUP, INC.


Date:    November 4, 2003        *By:  /s/ DONALD GAYHARDT
                                     --------------------------
                                    Name:  Donald Gayhardt
                                    Title: President and Chief Financial Officer
                                           (principal financial and
                                           chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.