Form 10-Q
period 2003-12-31
DOLLAR FINANCIAL GROUP INC
filed 2004-02-03
CIK 1028643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2003

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


      THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF DFG HOLDINGS, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS H(2).

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

As of January 31, 2004, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2003
         and December 31, 2003 (unaudited)...........................................................    3

         Interim Unaudited Consolidated Statements of Operations for the Three and Six
         Months Ended December 31, 2002 and 2003.....................................................    4

         Interim Unaudited Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2002 and 2003............................................................    5

         Notes to Interim Unaudited Consolidated Financial Statements................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    18

Item 3.  Controls and Procedures.....................................................................    25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    25

Item 2.  Exhibits and Reports on Form 8-K............................................................    26

Signature ...........................................................................................    29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                 June 30,             December 31,
                                                                                   2003                   2003
                                                                              ----------------      -----------------
ASSETS                                                                                                (unaudited)

Cash and cash equivalents....................................................   $      71,805        $        70,851
Loans and other consumer lending receivables, net of reserve of
    $2,437 and $2,604........................................................          17,465                 16,948
Loans receivable pledged.....................................................           8,000                  8,000
Other receivables............................................................           5,212                  6,750
Income taxes receivable......................................................               -                  3.345
Prepaid expenses  ...........................................................           6,358                  7,304
Notes receivable - officers..................................................           2,756                  2,756
Due from parent  ............................................................           4,573                  8,361
Property and equipment, net of accumulated depreciation
    of $39,309 and $45,217...................................................          29,209                 28,427
Goodwill and other intangibles, net of accumulated
    amortization of $21,308 and $22,558......................................         144,125                149,063
Debt issuance costs, net of accumulated amortization of
     $7,945 and $186.........................................................           5,200                 10,610
Other........................................................................           1,833                  2,017
                                                                             -----------------      -----------------
                                                                                $     296,536        $       314,432
                                                                             =================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  ...........................................................   $      17,245        $        12,592
Income taxes payable.........................................................              11                      -
Accrued expenses.............................................................           9,419                 13,482
Accrued interest payable.....................................................           1,656                  3,117
Deferred tax liability.......................................................             838                  1,679
Other collateralized borrowings..............................................           8,000                  8,000
Revolving credit facilities..................................................          61,699                      -
Long term debt:
     10.875 % Senior Notes due 2006..........................................         109,190                      -
     9.75% Senior Notes due 2011                                                            -                220,000
     Subordinated notes payable and other....................................          20,081                    205
                                                                             -----------------      -----------------
Total long term debt.........................................................         129,271                220,205
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2003 and December 31, 2003......................................               -                      -
     Additional paid-in capital..............................................          50,957                 50,957
     Retained earnings.......................................................           9,034                  8,530
     Dividend paid to parent.................................................               -                (20,000)
     Accumulated other comprehensive income..................................           8,406                 15,870
                                                                             -----------------      -----------------
Total shareholder's equity...................................................          68,397                 55,357
                                                                             -----------------      -----------------
                                                                                $     296,536        $       314,432
                                                                             =================      =================

        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                       Three Months Ended                Six Months Ended
                                                                          December 31,                     December 31,
                                                                  ---------------------------------------------------------------
                                                                     2002             2003             2002             2003
                                                                  ------------     ------------    -------------     ------------

Revenues .......................................................  $    53,290      $    60,762     $    105,943      $   117,752
Store and regional expenses:
   Salaries and benefits........................................       17,281           18,707           34,428           37,484
   Occupancy....................................................        4,673            4,885            9,472            9,749
   Depreciation.................................................        1,624            1,490            3,243            2,938
   Other........................................................       12,161           14,668           25,018           27,633
                                                                  ------------     ------------    -------------    -------------
Total store and regional expenses...............................       35,739           39,750           72,161           77,804
Corporate expenses..............................................        7,738            7,126           14,986           14,367
Loss on store closings and sales and other restructuring........        1,802               61            2,290              121
Other depreciation and amortization.............................          845              914            1,688            1,872
Interest expense  (net of interest income of $46, $126, $88
  and $165).....................................................        4,893            6,427            9,824           11,674
Loss on extinguishment of debt..................................            -            7,209                -            7,209
Establishment of reserve for legal matter.......................        2,500                -            2,500                -
                                                                  ------------    -------------    -------------    -------------
Income (loss) before income taxes...............................         (227)            (725)           2,494            4,705
Income tax provision............................................           23              920            1,933            5,208
                                                                  ------------     ------------    -------------    -------------
Net income (loss)...............................................  $      (250)     $    (1,645)    $        561      $      (503)
                                                                  ============     ============    =============    =============




        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                        2002                  2003
                                                                                   ----------------       --------------
Cash flows from operating activities:
Net income......................................................................     $         561          $      (503)
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Depreciation and amortization..............................................             5,817                5,607
     Establishment of reserve for legal matter..................................             2,500                    -
     Loss on extinguishment of debt.............................................                 -                7,209
     Loss on store closings and sales and other restructuring...................             2,290                  121
     Foreign currency (gain) loss on revaluation of subordinated
       notes payable............................................................                 -                 (648)
     Deferred tax provision.....................................................             1,046                  841
     Change in assets and liabilities:
         Increase in loans and other receivables and income
         taxes receivable.......................................................           (14,215)              (4,489)
         Decrease (increase) in prepaid expenses and other......................               940                 (710)
         Decrease in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable........................            (6,031)              (1,280)
                                                                                   ----------------       --------------
Net cash (used in) provided by operating activities.............................            (7,092)               6,148

Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................            (1,261)                   -
  Gross proceeds from sale of fixed assets......................................                 -                   41
  Additions to property and equipment...........................................            (3,130)              (3,154)
                                                                                   ----------------       --------------
Net cash used in investing activities...........................................            (4,391)              (3,113)

Cash flows from financing activities:
  Redemption of 10.875% Senior Subordinated Notes due 2006......................                 -              (20,734)
  Other debt borrowings.........................................................                 8                  134
  Other collateralized borrowings...............................................             8,000                    -
  Issuance of 9.75% Senior Notes due 2011.......................................                 -              220,000
  Redemption of 10.875% Senior Notes due 2006...................................                 -             (111,170)
  Net decrease in revolving credit facilities...................................           (17,973)             (61,699)
  Payment of debt issuance costs................................................              (688)              (9,583)
  Net increase in due from parent...............................................              (533)              (3,788)
  Dividend paid to parent.......................................................                 -              (20,000)
                                                                                   ----------------       --------------
Net cash used in financing activities...........................................           (11,186)              (6,840)
Effect of exchange rate changes on cash and cash equivalents....................              (337)               2,851
                                                                                   ----------------       --------------
Net decrease in cash and cash equivalents.......................................           (23,006)                (954)
Cash and cash equivalents at beginning of period................................            86,633               71,805
                                                                                   ----------------       --------------
Cash and cash equivalents at end of period......................................     $      63,627          $    70,851
                                                                                   ================       ==============




        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its annual report on Form 10-K (File No. 333-18221) for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

On November 13, 2003, the Company issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933. The Company's senior notes are guaranteed by the Company's parent company, DFG Holdings, Inc. ("Holdings"), and every direct and indirect wholly owned domestic subsidiary of the Company. The proceeds from the issuance of the Company's senior notes were used, among other things, to redeem the Company's 10.875% Senior Notes due 2006, which were not guaranteed by Holdings. On January 20, 2004, the Company commenced an offer to exchange its senior notes for 9.75% Senior Notes due 2011 registered under the Securities Act of 1933. On January 20, 2004, the Registration Statement on Form S-4 (File No. 333-111473-02) with respect to the Company's registered senior notes and Holdings' guarantee of such notes became effective. Prior to the effective date, Holdings did not file periodic reports under the Securities Exchange Act of 1934. Subsequent to the effective date, Holdings will file such reports, including its quarterly report on Form 10-Q (File No. 333-111473-02) for the quarter ended December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OPCO and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operations

The Company, organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of Holdings. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,100 locations (of which 628 are company owned) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary, Money Mart(R) Express (formerly known as moneymart.com(TM)), services and originates short-term consumer loans through 505 independent document transmitters in 16 states.

                          DOLLAR FINANCIAL GROUP, INC.

2. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION

The Company's payment obligations under its 9.75% Senior Notes due 2011 are jointly and severally guaranteed (such guarantees, the "Guarantees") on a full and unconditional basis by Holdings and by the Company's existing and future domestic subsidiaries (the "Guarantors"). Guarantees of the notes by Guarantors directly owning, now or in the future, capital stock of foreign subsidiaries will be secured by second priority liens on 65% of the capital stock of such foreign subsidiaries. In the event the Company directly owns a foreign subsidiary in the future, the notes will be secured by a second priority lien on 65% of the capital stock of any such foreign subsidiary (such capital stock of foreign subsidiaries referenced in this paragraph collectively, the "Collateral").

The Guarantees of the notes:

o rank equal in right of payment with all existing and future unsubordinated indebtedness of the Guarantors;
o rank senior in right of payment to all existing and future subordinated indebtedness of the Guarantors; and
o are effectively junior to any indebtedness of the Company, including indebtedness under the Company's senior secured reducing revolving credit facility, that is either (1) secured by a lien on the Collateral that is senior or prior to the second priority liens securing the Guarantees of the notes or (2) secured by assets that are not part of the Collateral to the extent of the value of the assets securing such indebtedness.

Separate financial statements of each Guarantor that is a subsidiary of the Company have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at December 31, 2003, and the condensed consolidating statements of operations and cash flows for the six month period ended December 31, 2003 of the Company, the combined Guarantor subsidiaries, the combined non-Guarantor subsidiaries and the consolidated Company.

                          CONSOLIDATING BALANCE SHEETS
                                December 31, 2003
                                 (In thousands)

                                                           Dollar                     Subsidiary
                                                          Financial     Subsidiary        Non-
                                                         Group, Inc.    Guarantors     Guarantors    Eliminations    Consolidated
                                                        ----------------------------------------------------------------------------

Assets
Cash and cash equivalents............................   $    10,942     $  25,234      $  34,675     $        -      $    70,851
Loans and other consumer lending receivables, net....         1,042         7,114          8,792              -           16,948
Loans receivable pledged.............................             -             -          8,000              -            8,000
Other receivables....................................         2,543         1,017          3,729           (539)           6,750
Income taxes receivable..............................        27,861             -              -        (24,516)           3,345
Prepaid expenses.....................................         1,285           974          5,045              -            7,304
Deferred income taxes................................         1,064             -              -         (1,064)              -
Notes receivable--officers...........................         2,756             -              -              -            2,756
Due from affiliates..................................             -        92,969              -        (92,969)              -
Due from parent......................................         8,361             -              -              -            8,361
Property and equipment, net..........................         5,227         7,278         15,922              -           28,427
Goodwill and other intangibles, net..................             -        56,522         92,541              -          149,063
Debt issuance costs, net.............................        10,383             -            227              -           10,610
Investment in subsidiaries...........................       228,053         9,801          6,705       (244,559)              -
Other................................................            93           597          1,327              -            2,017
                                                        ----------------------------------------------------------------------------
                                                        $   299,610     $ 201,506      $ 176,963     $ (363,647)     $   314,432
                                                        ============================================================================


Liabilities and shareholder's equity
Accounts payable.....................................   $       990 $       6,617      $   4,985     $        -      $    12,592
Income taxes payable.................................             -        22,870          1,646        (24,516)              -
Accrued expenses.....................................         3,456         2,547          7,479              -           13,482
Accrued interest payable.............................         2,834           116            706           (539)           3,117
Deferred tax liability...............................             -         2,743              -         (1,064)           1,679
Due to affiliates....................................        32,460             -         60,509        (92,969)              -
Other collateralized borrowings......................             -             -          8,000              -            8,000
9.75% Senior Notes due 2011..........................       220,000             -              -              -          220,000
Subordinated notes payable and other.................           146             -             59              -              205
                                                        ----------------------------------------------------------------------------
                                                            259,886        34,893         83,384       (119,088)         259,075

Shareholder's equity:
   Common stock......................................             -             -              -              -               -
   Additional paid-in capital........................        50,957        85,524         27,304       (112,828)          50,957
   Retained earnings ................................         8,530        76,578         55,153       (131,731)           8,530
   Dividend paid to parent...........................       (20,000)            -              -              -          (20,000)
   Accumulated other comprehensive income............           237         4,511         11,122              -           15,870
                                                        ----------------------------------------------------------------------------
Total shareholder's equity...........................        39,724       166,613         93,579       (244,559)          55,357
                                                        ----------------------------------------------------------------------------
                                                        $   299,610     $ 201,506      $ 176,963     $ (363,647)     $   314,432
                                                        ============================================================================

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       Six Months Ended December 31, 2003
                                 (In thousands)

                                                    Dollar                       Subsidiary
                                                   Financial      Subsidiary        Non-
                                                  Group, Inc.     Guarantors     Guarantors     Eliminations    Consolidated
                                                 ------------------------------------------------------------------------------

Revenues                                         $         -    $    52,761    $    64,991     $         -    $   117,752

Store and regional expenses:
   Salaries and benefits......................             -         20,821         16,663               -         37,484
   Occupancy..................................             -          5,560          4,189               -          9,749
   Depreciation...............................             -          1,589          1,349               -          2,938
   Other......................................             -         14,511         13,122               -         27,633
                                                 ------------------------------------------------------------------------------
Total store and regional expenses.............             -         42,481         35,323               -         77,804

Corporate expenses............................         7,239             (8)         7,136               -         14,367
Management fee................................        (1,135)             -          1,135               -              -
Loss on store closings and sales and other
   restructuring..............................           120              -              1               -            121
Other depreciation and amortization...........         1,082             30            760               -          1,872
Interest expense (income).....................         9,586         (1,051)         3,139               -         11,674
Loss on extinguishment of debt................         7,209              -              -               -          7,209

                                                 ------------------------------------------------------------------------------
(Loss) income before income taxes ............       (24,101)        11,309         17,497               -          4,705
Income tax (benefit) provision ...............        (8,301)         5,645          7,864               -          5,208

                                                 ------------------------------------------------------------------------------
(Loss) income before equity in net
   income of subsidiaries.....................       (15,800)         5,664          9,633               -           (503)
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors.............         5,664              -              -          (5,664)             -
   Foreign subsidiary guarantors..............         9,633              -              -          (9,633)             -
                                                 ------------------------------------------------------------------------------
Net income  ..................................   $      (503)   $     5,664    $     9,633     $   (15,297)   $      (503)
                                                 ==============================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 2003
                                 (In thousands)

                                                               Dollar                     Subsidiary
                                                             Financial     Subsidiary        Non-
                                                            Group, Inc.    Guarantors     Guarantors     Eliminations  Consolidated
                                                           -------------------------------------------------------------------------
Cash flows from operating activities:
Net income ..............................................  $      (503)   $      5,664   $     9,633     $   (15,297)  $     (503)
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Undistributed income of subsidiaries................      (15,297)             -             -           15,297           -
     Depreciation and amortization.......................        1,880           1,618         2,109              -         5,607
     Loss on extinguishment of debt......................        7,209              -             -               -         7,209
     Loss on store closings and sales....................          120              -              1              -           121
     Foreign currency (gain) loss on revaluation of
       subordinated notes payable........................            -              -           (648)             -          (648)
     Deferred tax provision..............................            -             841            -               -           841
     Changes in assets and liabilities:
         Decrease (increase) in loans and other
           receivables...................................        7,262          (7,020)       (1,458)            215        (1,001)
         Increase in income taxes receivable.............       (8,444)             -             -            4,956        (3,488)
         (Increase) decrease in prepaid expenses and other        (516)            138          (332)             -           (710)
         Increase (decrease) in accounts payable,
           income taxes payable, accrued
           income taxes payable, accrued expenses and
           accrued interest payable .....................        1,534           4,385        (2,028)         (5,171)       (1,280)
                                                           -------------------------------------------------------------------------

Net cash (used in) provided by operating activities......       (6,755)          5,626         7,277              -          6,148

Cash flows from investing activities:

Gross proceeds from sale of fixed assets.................            -              -             41              -             41
Additions to property and equipment......................         (369)           (607)       (2,178)             -         (3,154)
Net increase in due from affiliates......................            -          (5,998)           -            5,998            -
                                                           -------------------------------------------------------------------------

Net cash used in investing activities....................         (369)         (6,605)       (2,137)          5,998        (3,113)

Cash flows from financing activities:
Redemption of 10.875% Senior Subordinated notes due 2006.      (20,734)             -             -               -        (20,734)
Other debt borrowings (payments).........................          146              -            (12)             -            134
Issuance of 9.75% Senior Notes due 2011..................      220,000              -             -               -        220,000
Redemption of 10.875% Senior Notes due 2006..............     (111,170)             -             -               -       (111,170)
Net decrease in revolving credit facilities..............      (60,764)             -           (935)             -        (61,699)
Payment of debt issuance costs...........................       (9,583)             -             -               -         (9,583)
Net increase in due from parent..........................       (3,788)             -             -               -         (3,788)
Net increase (decrease) in due to affiliates.............       15,978              -         (9,980)         (5,998)            -
Dividend paid to parent..................................      (20,000)             -             -               -        (20,000)
                                                           -------------------------------------------------------------------------

Net cash provided by (used in) financing activities......       10,085              -        (10,927)         (5,998)       (6,840)

Effect of exchange rate changes on cash and cash
equivalents..............................................            -              -          2,851              -          2,851
                                                           -------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents.....        2,961            (979)       (2,936)             -           (954)
Cash and cash equivalents at beginning of period.........        7,981          26,213        37,611              -         71,805
                                                           -------------------------------------------------------------------------
Cash and cash equivalents at end of period...............  $    10,942    $     25,234   $    34,675     $        -    $    70,851
                                                           =========================================================================

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the six months ended December 31, 2003 was $86,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                                Year                Amount
                                         ---------------------------------------
                                                2004            $        95,000
                                                2005                     20,000
                                                2006                          -
                                                2007                          -
                                                2008                          -

The following table reflects the components of intangible assets (in thousands):


                                                           June 30, 2003                              December 31, 2003
                                              ------------------------------------------    ----------------------------------------
                                                Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                                    Amount               Amortization             Amount             Amortization
                                              ------------------------------------------    ----------------------------------------

Non-amortized intangible assets:
     Cost in excess of net assets acquired       $     162,987           $      18,977         $       169,146       $       20,110

Amortized intangible assets:
     Covenants not to compete                            2,446                   2,331                   2,475                2,448


4.   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive (loss) income for the periods stated:

                                                        Three Months Ended                       Six Months Ended
                                                           December 31,                            December 31,
                                                 ----------------------------------      ----------------------------------
                                                     2002               2003                 2002                 2003
                                                 --------------    ----------------      -------------        -------------

Net income (loss)                                $       (250)         $    (1,645)      $        561         $       (503)
Foreign currency translation adjustment                  2,054               7,725                658                7,464
                                                 --------------    ----------------      -------------        -------------

Total comprehensive income                       $       1,804         $     6,080       $      1,219         $      6,961
                                                 ==============    ================      =============        =============

5.    Loss on Store Closings and Sales and Other Restructuring

During the fiscal year ended June 30, 2003, the Company closed 27 stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with that restructuring were comprised severance and other retention benefits to employees who were involuntarily terminated and closure costs related to the locations the Company will no longer utilize. The restructuring was completed by June 30, 2003. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003. During the first quarter of fiscal 2004, charges previously accrued for severance and other retention benefits were reclassed to store closure costs.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                                           Severance and
                                                               Other                Store Closure
                                                         Retention Benefits              Costs               Total

          Balance at June 30, 2003                          $         1.2            $       0.2        $        1.4

          Charge recorded in earnings                                   -                      -                   -
          Reclassification                                          (0.7)                    0.7                   -
          Amounts paid                                              (0.5)                  (0.4)               (0.9)
          Non-cash charges                                              -                      -                   -
                                                               -----------              ---------          ----------
          Balance at December 31, 2003                      $           -            $       0.5        $        0.5
                                                               ===========              =========          ==========

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the three months ended December 31, 2003 and 2002 were $60,000 and $127,000, respectively and for the six months ended December 31, 2003 and 2002 were $120,000 and $615,000, respectively.

6.    LOSS ON EXTINGUISHMENT OF DEBT

On November 13, 2003, the Company issued $220 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of the Company's outstanding senior notes and the Company's outstanding senior subordinated notes, to refinance its credit facility, to distribute a portion of the proceeds to Holdings to redeem an equal amount of Holdings' senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving Holdings' senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($ in millions):

          Call Premium:
                   10.875% Senior notes                      $    1.98
                   10.875% Senior Subordinated notes              0.73
          Write-off of previously capitalized
               deferred issuance costs, net                       4.50

                                                             ----------
          Loss on extinguishment of debt                     $    7.21
                                                             ==========

7.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

As of and for the three months                               United                        United
   ended December 31, 2002                                   States          Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------

Identifiable assets                                     $       140,905  $     69,688  $      69,033   $     279,626
Goodwill and other intangibles, net
Sales to unaffiliated customers                                  26,694        16,085         10,511          53,290
(Loss) income before income taxes                                (7,492)        5,156          2,109            (227)
Income tax (benefit) provision                                     (924)          308            639              23
Net (loss) income                                                (6,568)        4,848          1,470            (250)

For the six months
   ended December 31, 2002

Sales to unaffiliated customers                         $        52,774  $     32,459  $      20,710   $     105,943
(Loss) income before income taxes                               (16,323)       14,977          3,840           2,494
Income tax (benefit) provision                                   (3,418)        4,190          1,161           1,933
Net (loss) income                                               (12,905)       10,787          2,679             561


As of and for the three months
   ended December 31, 2003

Identifiable assets                                     $       144,174  $     85,112  $      85,146   $     314,432
Goodwill and other intangibles, net                              56,522        40,268         52,273         149,063
Sales to unaffiliated customers                                  26,670        21,215         12,877          60,762
(Loss) income before income taxes                               (10,393)        6,146          3,522            (725)
Income tax (benefit) provision                                   (2,979)        2,585          1,314             920
Net (loss) income                                                (7,414)        3,561          2,208          (1,645)

For the six months
   ended December 31, 2003

Sales to unaffiliated customers                         $        52,761  $     40,555  $      24,436   $     117,752
(Loss) income before income taxes                               (12,791)       11,875          5,621           4,705
Income tax (benefit) provision                                   (2,655)        5,412          2,451           5,208
Net (loss) income                                               (10,136)        6,463          3,170            (503)


8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2003, the Company held put options with an aggregate notional value of $(CAN) 24.0 million and (pound)(GBP) 6.0 million to protect the currency exposure throughout the remainder of the fiscal year in Canada and the United Kingdom, respectively.

All put options for the three and six months ended December 31, 2003 expired out of the money at a cost of $100,000 and $122,000, respectively, which is included in corporate expenses in the consolidated statement of earnings. There was no such hedging activity for the same period in fiscal 2003.

Although the Company's revolving credit facility and overdraft credit facilities carry a variable rate of interest, most of the Company's average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.



9.   CONTINGENT LIABILITIES

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. Like the plaintiff in the MacKinnon action referred to below, Mortillaro and Young have agreed to arbitrate all disputes with us. We believe that we have meritorious procedural and substantive defenses to Mortillaro's and Young's claims, and we intend to defend those claims vigorously.

We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3,
2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law (Chin) and that we computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of December 31, 2003, 92% of these settlement offers had been accepted. Plaintiffs' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits and believe we have meritorious defenses to the claims asserted in those matters. We believe the outcome of such litigation will not significantly affect our financial results.

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

In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such litigation and proceedings will not significantly affect our financial results.

10. DEBT

On November 13, 2003, the Company issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933 and entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility ("New Credit Facility"). The proceeds from these transactions were used to repay, in full, all borrowings outstanding under the Company's existing credit facility, redeem the entire $109.2 million principal amount of the Company's 10.875% Senior Notes due 2006, redeem the entire $20.0 million principal amount of the Company's 10.875% Senior Subordinated Notes due 2006, distribute to Holdings $20.0 million to redeem an equal amount of its 13.0% Senior Discount Notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions.

The New Credit Facility consists of a $55.0 million senior secured reducing revolving credit facility. The commitment under the New Credit Facility will be reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the New Credit Facility, up to $20.0 million may be used in connection with letters of credit. Amounts outstanding under the New Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum or (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 3.25% at December 31, 2003, (ii) the LIBOR Rate (as defined therein) plus 4.50% at December 31, 2003, or (iii) the one day Eurodollar Rate (as defined therein) plus 4.50% at December 31, 2003, determined at the Company's option.

                          SUPPLEMENTAL STATISTICAL DATA

                                                                           December 31,
Company Operating Data:                                             2002                  2003
                                                                -------------         -------------
Stores in operation:

   Company-Owned.................................                        619                   628
   Franchised Stores and Check Cashing Merchants.                        464                   472
                                                                         ---                   ---

Total............................................                      1,083                 1,100
                                                                       =====                 =====


----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                ----------------------------    ----------------------------
Operating Data:                                                    2002             2003           2002            2003
                                                                ------------     -----------    -----------    -------------

Face amount of checks cashed (in millions)                      $       721      $      821     $    1,443      $     1,561
Face amount of average check                                    $    324.79      $   384.14     $   325.39      $    370.97
Face amount of average check (excluding Canada and the United
   Kingdom)                                                     $    343.67      $   360.86     $   346.06      $    359.35
Average fee per check                                           $     11.94      $    13.77     $    11.95      $     13.68
Number of checks cashed (in thousands)                                2,220           2,136          4,434            4,207

----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                ----------------------------    ----------------------------
Collections Data:                                                  2002             2003           2002            2003
                                                                ------------    ------------    -----------    -------------

Face amount of returned checks (in thousands)                   $     6,408      $    7,316     $   13,277      $    14,951
Collections (in thousands)                                            4,871           5,325          9,814           10,821
                                                                ------------    ------------    -----------    -------------
Net write-offs (in thousands)                                         1,537      $    1,991     $    3,463      $     4,130
                                                                ============    ============    ===========    =============

Collections as a percentage of
   returned checks                                                    76.0%           72.8%          73.9%            72.4%
Net write-offs as a percentage of
   check cashing revenues                                              5.8%            6.8%           6.5%             7.2%
Net write-offs as a percentage of the
   face amount of checks cashed                                       0.21%           0.24%          0.24%            0.26%

The following chart presents a summary of our consumer lending originations, which includes loan extensions and revenues for the following periods (in thousands):

                                                              Three Months Ended                  Six Months Ended
                                                                 December 31,                       December 31,
                                                       ---------------------------------   -------------------------------
                                                             2002            2003               2002           2003
                                                       ---------------------------------   -------------------------------
U.S. company funded originations....................   $       27,349   $    15,928        $   53,337     $    30,195
Canadian company funded originations................           59,635        80,364           117,466         155,938
U.K. company funded originations....................           24,087        26,041            47,845          52,549
                                                       ---------------------------------   -------------------------------
   Total company funded originations................   $      111,071   $   122,333        $  218,648     $   238,682
                                                       =================================   ===============================

Servicing revenues, net.............................   $        9,935   $    11,907        $   20,512     $    23,319
Company funded domestic loan revenues...............            4,613         2,316             9,268           4,471
Company funded foreign loan revenues................            8,584        11,767            17,033          22,262
Net write-offs on company funded loans..............           (3,221)       (2,509)           (7,967)         (5,174)
                                                       ---------------------------------   -------------------------------
   Total consumer lending revenues, net.............   $       19,911   $    23,481        $   38,846     $    44,878
                                                       =================================   ===============================

Net write-offs as a percentage of total company
   funded originations..............................            (2.9%)        (2.1%)            (3.6%)          (2.2%)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Group, Inc. for the three month and six month periods ended December 31, 2002 and 2003. References in this section to "we," "our," "ours," or "us" are to Dollar Financial Group, Inc. and its wholly owned subsidiaries, except as the context otherwise requires. References to "Holdings" are to our parent company, DFG Holdings, Inc. For a separate discussion and analysis of the financial condition and results of operations of Holdings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Holdings' quarterly report on Form 10-Q (File No. 333-111473-02) for the period ended December 31, 2003.

General

We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,100 stores, including 628 company-operated stores, in 17 states, the District of Columbia, Canada and the United Kingdom. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. For the three-months ended December 31, 2003, we generated revenue of $60.8 million, an increase of 14.0% over the same period in the prior year. For the six-months ended December 31, 2003, we generated revenue of $117.8 million, an increase of 11.2% over the same period in the prior year.

In our opinion, we have included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of our financial position at December 31, 2003 and the results of operations for the three and six months ended December 31, 2003 and 2002. The results for the three and six months ended December 31, 2003 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the unaudited financial statements included in this filing and our audited consolidated financial statements included in our Annual Report on Form 10-K (File No. 333-18221) for the fiscal year ended June 30, 2003.

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


Results of Operations

Revenue Analysis

                                      Three Months Ended December 31,                        Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                              (Percentage of                                       (Percentage of
                                  ($ in thousands)            total revenue)            ($ in thousands)            total revenue)
                              --------------------------     -----------------     ---------------------------    ------------------
                                 2002           2003         2002       2003          2002           2003           2002       2003
                              -----------    -----------     ------     ------     -----------    ------------    -------     ------


Check cashing................. $  26,520     $   29,418       49.8%      48.4%     $  52,974      $  57,541         50.0%      48.9%
Consumer lending revenues, net    19,911         23,481       37.4       38.6         38,846         44,878         36.7       38.1
Money transfer fees...........     2,676          3,252        5.0        5.4          5,464          6,334          5.1        5.4
Other revenue.................     4,183          4,611        7.8        7.6          8,659          8,999          8.2        7.6
                               -----------   -----------     ------     ------     -----------    ------------     ------    -------
Total revenue................. $  53,290    $    60,762      100.0%     100.0%     $ 105,943      $  117,752       100.0%     100.0%
                               ===========   ===========     ======     ======     ===========    ============     ======    =======


THREE MONTH COMPARISON

Total revenues were $60.8 million for the three months ended December 31, 2003 compared to $53.3 million for the three months ended December 31, 2002, an increase of $7.5 million or 14.1%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $7.0 million or 13.2%. New store openings accounted for an increase of $717,000, which was partially offset by a decrease of $321,000 in revenues from closed stores.

A stronger British pound and Canadian dollar positively impacted revenue by $4.0 million for the quarter. In addition to the currency benefit, revenues in our foreign operations, primarily check cashing fees and short term consumer loans, increased by $3.5 million while the US revenues remained relatively flat.

SIX MONTH COMPARISON

Total revenues were $117.8 million for the six months ended December 31, 2003 compared to $105.9 million for the six months ended December 31, 2002, an increase of $11.9 million or 11.2%. Comparable store, franchised store and document transmitter sales for the entire period increased $11.4 million or 10.9%. New store openings accounted for an increase of $1.5 million while closed stores accounted for a decrease of $1.2 million.

Favorable foreign currency rates attributed to $6.6 million of the increase for the six months. In addition, revenues in our foreign operations, primarily check cashing fees and short term consumer loans, increased by $5.3 million while the US revenues remained relatively flat.

Store and Regional Expense Analysis

                                      Three Months Ended December 31,                        Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                              (Percentage of                                         (Percentage of
                                  ($ in thousands)            total revenue)            ($ in thousands)             total revenue)
                              --------------------------     -----------------     ---------------------------      ----------------
                                 2002           2003          2002       2003          2002           2003           2002      2003
                              -----------    -----------     ------     ------     -----------    ------------      ------   -------

Salaries and benefits.......  $   17,281     $   18,707       32.4%      30.8%     $  34,428      $  37,484          32.5%     31.8%
Occupancy...................       4,673          4,885        8.8        8.0          9,472          9,749           8.9       8.3
Depreciation................       1,624          1,490        3.0        2.5          3,243          2,938           3.1       2.5
Other.......................      12,161         14,668       22.8       24.1         25,018         27,633          23.6      23.5
                              -----------    -----------     ------     ------     -----------    ------------      ------   -------
Total  store  and   regional
expenses ...................  $   35,739     $   39,750       67.0%      65.4%     $  72,161      $  77,804          68.1%     66.1%
                              ===========    ===========     ======     ======     ===========    ============      ======   =======

THREE MONTH COMPARISON

Store and regional expenses were $39.8 million for the three months ended December 31, 2003 compared to $35.8 million for the three months ended December 31, 2002, an increase of $4.0 million or 11.2%. The impact of foreign currencies accounted for $2.1 million of the increase. New store openings accounted for an increase of $432,000 while closed stores accounted for a decrease of $536,000. Comparable retail store and franchised store expenses for the entire period increased $2.9 million. For the three months ended December 31, 2003 total store and regional expenses decreased to 65.4% of total revenue compared to 67.0% of total revenue for the three months ended December 31, 2002. The percentage decline is due to lower salaries and occupancy costs relative to revenue as a result of improved operating efficiencies and the impact of stores closed in fiscal 2003.


SIX MONTH COMPARISON

Store and regional expenses were $77.8 million for the six months ended December 31, 2003 compared to $72.2 million for the six months ended December 31, 2002, an increase of $5.6 million or 7.8%. The impact of foreign currencies accounted for $3.4 million of the increase. New store openings accounted for an increase of $881,000 while closed stores accounted for a decrease of $1.2 million. Comparable retail store and franchised store expenses for the entire period increased $4.9 million primarily related to foreign operations commensurate with the increase in foreign revenues and the effect of currency rates. For the six months ended December 31, 2003 total store and regional expenses decreased to 66.1% of total revenue compared to 68.1% of total revenue for the six months ended December 31, 2002. The percentage decline is due to lower salaries and occupancy costs relative to revenue as a result of improved operating efficiencies and the impact of stores closed in fiscal 2003.


Other Expense Analysis

                                            Three Months Ended December 31,                    Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                  (Percentage of                                    (Percentage of
                                        ($ in thousands)          total revenue)          ($ in thousands)          total revenue)
                                      ----------------------    -------------------    -----------------------    ------------------
                                        2002         2003        2002       2003         2002         2003         2002       2003
                                      --------     ---------    -------    --------    ---------    ----------    -------    -------

Corporate expenses..................  $ 7,738      $  7,126       14.5%      11.7%      $ 14,986    $ 14,367       14.1%      12.2%
Loss on store closings and sales....    1,802            61        3.4        0.1          2,290         121        2.2        0.1
Other depreciation and amortization.      845           914        1.6        1.5          1,688       1,872        1.6        1.6
Interest expense ...................    4,893         6,427        9.2       10.6          9,824      11,674        9.3        9.9
Loss on extinguishment of debt......        -         7,209          -       11.9             -        7,209         -         6.1
Establishment  of reserve  for legal
  matter............................    2,500             -        4.7         -           2,500          -         2.4         -
Income tax provision................       23           920          -        1.5          1,933       5,208        1.8        4.4

THREE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $7.1 million for the three months ended December 31, 2003 compared to $7.7 million for the three months ended December 31, 2002. For the three months ended December 31, 2003, corporate expenses decreased to 11.7% of total revenue compared to 14.5% of total revenue for the three months ended December 31, 2002. The decline reflects the cost reductions related to the recent rationalization of our store support functions for our North American operations offset somewhat by increased accrued expenses for incentive compensation and legal and professional fees.

Loss on Store Closings and Sales

Loss on store closings and sales was $61,000 for the three months ended December 31, 2003 compared to $1.8 million for the three months ended December 31, 2002, a decrease of $1.7 million. For the three months ended December 31, 2002, we provided $1.3 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, we provided $400,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $6.4 million for the three months ended December 31, 2003 compared to $4.9 million for the three months ended December 31, 2002, an increase of $1.5 million or 30.6%. A portion of the increase is attributable to $990,000 of interest paid on our old 10.875% senior notes for the 30 day period subsequent to our issuance on November 13, 2003 of $220 million principal amount of new 9.75% senior notes. We elected to effect covenant defeasance on the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. Additionally, the increased interest on the incremental long-term debt outstanding after the refinancing accounted for $1.3 million of the increase in total interest expense. Offsetting these increases was a decline of $400,000 in interest on our revolving credit facility. This decline is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003. As a result of the refinancing, our effective annual interest rate has declined.

Loss on Extinguishment of Debt

On November 13, 2003, we issued $220 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of our outstanding senior notes and our outstanding senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to Holdings to redeem an equal amount of Holdings' senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving Holdings' senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($ in millions):

          Call Premium:
                   10.875% Senior notes                      $    1.98
                   10.875% Senior Subordinated notes              0.73
          Write-off of previously capitalized
               deferred issuance costs, net                       4.50
                                                             ----------
          Loss on extinguishment of debt                     $    7.21
                                                             ==========

Income Tax Provision

The provision for income taxes was $920,000 for the three months ended December 31, 2003 compared to a provision of $23,000 for the three months ended December 31, 2002, an increase of $897,000. Our effective tax rate differs from the federal statutory rate of 35% due to state taxes and foreign taxes and a one-time charge related to the debt restructuring.

SIX MONTH COMPARISON

Corporate Expenses

Corporate expenses were $14.4 million for the six months ended December 31, 2003 compared to $15.0 million for the six months ended December 31, 2002, a decrease of $600,000 or 4.0%. The decline reflects the cost reductions related to the recent rationalization of our store support functions for our North American operations offset somewhat by increased accrued expenses for incentive compensation and legal and professional fees.

Loss on store closings and sales and other restructuring

Loss on store closings and sales and other restructuring was $121,000 for the six months ended December 31, 2003 compared to $2.3 million for the six months ended December 31, 2002, a decrease of $2.2 million. For the six months ended December 31, 2002, we provided $1.3 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, we provided $400,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $11.7 million for the six months ended December 31, 2003 and was $9.8 million for the six months ended December 31, 2002, an increase of $1.9 million, or 10.4%. A portion of the increase is attributable to $990,000 of interest paid on our old 10.875% senior notes for the 30 day period subsequent to our issuance on November 13, 2003 of $220 million principal amount of new 9.75% Senior Notes due 2011. We elected to effect covenant defeasance on the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. Additionally, the increased interest on the incremental long-term debt outstanding after the refinancing accounted for $1.0 million of the increase in total interest expense. Offsetting these increases was a decline of $500,000 in interest on our revolving credit facility. This decline is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003. As a result of the refinancing, our effective annual interest rate has declined.

Loss on Extinguishment of Debt

On November 13, 2003, we issued $220 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of our outstanding senior notes and our outstanding senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to Holdings to redeem an equal amount of Holdings' senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving Holdings' senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($ in millions):

          Call Premium:
                   10.875% Senior notes                      $    1.98
                   10.875% Senior Subordinated notes              0.73
          Write-off of previously capitalized
               deferred issuance costs, net                       4.50

                                                             ----------
          Loss on extinguishment of debt                     $    7.21
                                                             ==========

Establishment of reserve for legal matter


In August 2000, a former employee instituted an action against us in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of our California stores. In January 2003, without admitting liability, we sought to settle the case by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of December 31, 2003, 92% of these settlement offers had been accepted. We believe we have meritorious defenses to the unsettled claims and plan to defend them vigorously. We accrued $2.5 million at December 31, 2002 related to this matter. This matter is described in more detail in Item 1 of
Part II of this filing, "Legal Proceedings".

Income Taxes

The provision for income taxes was $5.2 million for the six months ended December 31, 2003 compared to $1.9 million for the six months ended December 31, 2002, an increase of $3.3 million. Our effective tax rate differs from the federal statutory rate of 35% due to state and foreign taxes and a one-time charge related to the debt restructuring.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2003, cash and cash equivalents decreased $954,000. Net cash provided by operations was $6.1 million. The increase in net cash provided by operations was primarily the result of improved operating results and a reduction in the growth of company funded unsecured short-term loans.

Accrued interest increased due to the timing of the semi-annual interest payments on our 9.75% Senior Notes due 2011.

Liquidity and Capital Resources

On November 13, 2003, we issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933. The proceeds of this offering were used to redeem the entire $109.2 million principal amount of our 10.875% Senior Notes due 2006, to redeem the entire $20 million principal amount of our 10.875% Senior Subordinated Notes due 2006, to repay in full $40.6 million outstanding under our revolving credit facility, to distribute $20 million to Holdings to redeem an equal amount of its 13.0% Senior Discount Notes and to pay all related fees, expenses, accrued interest and redemption premiums with respect to these transactions and a related note exchange transaction involving Holdings' senior discount notes. Simultaneously with the issuance of our 9.75% senior notes, we entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility.

Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance store expansion.

Net cash provided by operating activities was $6.1 million for the six months ended December 31, 2003 compared to a usage of $7.1 million for the six months ended December 31, 2002. The increase in net cash provided by operations was primarily the result of improved operating results and a reduction in the growth of company funded unsecured short-term loans.

Net cash used for investing activities for the six months ended December 31, 2003 was $3.1 million compared to a usage of $4.4 million for the six months ended December 31, 2002. The increase of $1.3 million is attributable to an earn-out payment made in the first half of fiscal 2003 on acquisitions completed during a previous year. For the six months ended December 31, 2003 we made capital expenditures of $3.2 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $7.0 million during our fiscal year ending June 30, 2004, for remodeling and relocation of certain existing stores and for opening new stores.

Net cash used for financing activities for the six months ended December 31, 2003 was $6.8 million compared to a usage of $11.2 million for the six months ended December 31, 2002. The decline in the six months ended was a result of a decrease in the borrowings under our bank facilities offset somewhat by net cash from the refinancing activities discussed above.

Revolving Credit Facilities. We have three revolving credit facilities: a domestic revolving credit facility, a Canadian overdraft facility and a United Kingdom overdraft facility.

     Domestic Revolving Credit Facility. On November 13, 2003, we repaid in full all borrowings outstanding under our previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% Senior Notes due 2011 and simultaneously entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility. The commitment under the new facility will be reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. Our borrowing capacity under the new facility is limited to the total commitment of $55.0 million less letters of credit totaling $19.0 million, issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations. At December 31, 2003, our borrowing capacity was $36.0 million and the amount outstanding was $0. Consequently, we had $1.3 million cash in excess of our short-term borrowing needs.

     Canadian  Overdraft  Facility.  Our  Canadian  operating  subsidiary  has a
     Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $5.4 million, of which there was no outstanding balance on December 31, 2003. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime plus 0.50% and are secured by the pledge of a cash collateral account of an equivalent balance.

     United Kingdom Overdraft Facility. For our U.K. operations, our U.K operating subsidiary has a an overdraft facility which provides for a commitment of up to approximately $6.2 million, of which there was no outstanding balance on December 31, 2003. Amounts outstanding under the United Kingdom overdraft facility bear interest of the bank base rate plus 1.00%. The United Kingdom overdraft facility is secured by a $6.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

Long-Term Debt. As of December 31, 2003, long term debt consisted of $220 million principal amount of our 9.75% Senior Notes due November 15, 2011.

Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

Other Collateralized Borrowings. On November 15, 2002, we entered into an agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom. Pursuant to the agreement, we will retain servicing responsibilities and earn servicing fees, which are subject to reduction if the related loans are not collected. At December 31, 2003, we had $8.0 million of loans receivable pledged under this agreement. The agreement expires on September 30, 2004; however the term of the agreement is automatically renewed each year for a term of twelve months, unless either party terminates it.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2003, excluding periodic interest payments, include the following:

                                                               Payments Due by Period (in thousands)
                                         ----------------------------------------------------------------------------------
                                             Total          Less than 1      1 - 3 Years     4 - 5 Years      After 5 Years
                                                               Year
                                         --------------    -------------    ------------    -------------    --------------
Long-term debt:
     Senior notes due 2011...........    $     220,000     $          -     $         -     $          -     $     220,000
Operating leases.....................           42,400           14,260          16,312            7,287             4,541
Other collateralized borrowings......            8,000            8,000               -                -                 -
Other................................              205              205               -                -                 -
                                         --------------    -------------    ------------    -------------    --------------

Total contractual cash obligations...    $     270,605     $     22,465     $    16,312     $      7,287     $     224,541
                                         ==============    =============    ============    =============    ==============

------------------------------------------------------------------------------------------------------------------------------------

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

Changes in Internal Control Over Financial Reporting


         There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. Like the plaintiff in the MacKinnon action referred to below, Mortillaro and Young have agreed to arbitrate all disputes with us. We believe that we have meritorious procedural and substantive defenses to Mortillaro's and Young's claims, and we intend to defend those claims vigorously.

         We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law
(Chin)  and that we  computed  bonuses  payable to its store  managers  using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of December 31, 2003, 92% of these settlement offers had been accepted. Plaintiffs' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits and believe we have meritorious defenses to the claims asserted in those matters. We believe the outcome of such litigation will not significantly affect our financial results.

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

         In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such litigation and proceedings will not significantly affect our financial results.

Item 2.  Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit No.                        Description of Document

        4.1 Indenture, dated as of November 13, 2003, among Dollar Financial Group, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (the "Indenture")(1)
        4.2 Form of 9.75% Senior Notes due 2011 with Guarantees endorsed thereon (included in Exhibit 4.1)
        4.3 Registration Rights Agreement, dated as of November 13, 2003, by and among Dollar Financial Group, Inc., the Guarantors (as defined therein), and the Initial Purchasers (as defined therein)(1)
        4.4 Indenture, dated as of November 13, 2003, by and between DFG Holdings, Inc. and U.S. Bank National Association, as Trustee, with respect to DFG Holdings, Inc.'s 16% Senior Notes due 2012(1)
        4.5 Indenture, dated as of November 13, 2003, by and between DFG Holdings, Inc. and U.S. Bank National Association, as Trustee, with respect to DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes due 2012(1)
        4.6 Form of DFG Holdings, Inc.'s 16% Senior Notes due 2012 (included in Exhibit 4.4)
        4.7 Form of DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes due 2012 (included in Exhibit 4.5)
        10.1 Second Amended and Restated Credit Agreement, dated as of the November 13, 2003, by and among Dollar Financial Group, Inc., DFG Holdings, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, as syndication agent, and Citicorp North America, Inc., as documentation agent (the "Second Amended and Restated Credit Agreement")(1)
        10.2 Form of Pledge and Security Agreement, dated as of November 13, 2003, by and between the Guarantor (as defined therein) and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(1)
        10.3 Pledge and Security Agreement, dated as of November 13, 2003, by and between Dollar Financial Group, Inc, and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(1)

        10.4 Form of Guarantor Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(1)
        10.5 Form of Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(1)
        10.6 Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and National Money Mart Company(1)
        10.7 Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and Dollar Financial UK Limited(1)
        10.8 Supplemental Security Agreement (Trademarks), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(1)
        10.9 Supplemental Security Agreement (Copyrights), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(1)
        10.10 Supplemental Security Agreement (Patents), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(1)
        10.11 Form of Letter Agreement, dated October 10, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(1)
        10.12 Form of Letter Agreement, dated October 24, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(1)
        10.13 Form of Letter Agreement, dated November 21, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc(1)
        10.14 Intercreditor Agreement, dated as of November 13, 2003, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, a national banking association, as trustee for the holders of Dollar Financial Group's 9.75% Senior Notes due 2011 under the Indenture(1)
        10.15 Exchange Agreement, dated as of November 13, 2003, among DFG Holdings, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., with respect to DFG Holdings, Inc.'s 16% Senior Notes Due 2012(1)
        10.16 Exchange Agreement, dated as of November 13, 2003, among DFG Holdings, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes Due 2012(1)
        10.17     Exchange  and  Registration  Rights  Agreement,  dated  as  of
                  November 13, 2003, by and among DFG Holdings, Inc. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., as the purchasers of DFG Holdings, Inc.'s 16% Senior Notes Due 2012(1)
        10.18     Exchange  and  Registration  Rights  Agreement,  dated  as  of
                  November 13, 2003, by and among DFG Holdings, Inc. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., as the purchasers of DFG Holdings Inc.'s 13.95% Senior Subordinated Notes Due 2012(1)
        10.19 Amended and Restated Management Services Agreement, dated as of November 13, 2003, by and among DFG Holdings, Inc., Dollar Financial Group, Inc. and Leonard Green & Partners, L.P.(1)
        10.20 Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P, Bridge Street Fund 1998,
                  L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P., a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain stockholders signatories thereto and DFG Holdings, Inc.(1)
        10.21 Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among DFG Holdings, Inc. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P. with respect to DFG Holdings, Inc.'s 16% Senior Notes due 2012(1)

        10.22 Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among DFG Holdings, Inc. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P. with respect to DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes due 2012(1)
        10.23 Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among DFG Holdings, Inc. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to DFG Holdings, Inc.'s 16% Senior Notes due 2012(1)
        10.24 Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among DFG Holdings, Inc. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes due 2012(1)
        31.1      Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer
        31.2      Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officer
        32.1      Section 1350 Certification of Chief Executive Officer
        32.2      Section 1350 Certification of Chief Financial Officer

        (1) Incorporated by reference to the amended Registration Statement on Form S-4 filed the Company on January 14, 2004 (File No. 333-111473-02).




(b) Reports on Form 8-K

        On October 9, 2003, we furnished on Form 8-K a transcript of our October 1, 2003 investor conference call.

        On October 24, 2003, we furnished on Form 8-K a press release announcing our earnings for the fiscal quarter ended September 30, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DOLLAR FINANCIAL GROUP, INC.


Date: February 3, 2004       *By:  /s/ DONALD GAYHARDT
      -------------------        -----------------------------------------------
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