Form 10-Q
period 2004-03-31
DOLLAR FINANCIAL GROUP INC
filed 2004-04-23
CIK 1028643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2004

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

As of March 31, 2004, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2003
         and March 31, 2004 (unaudited)..............................................................    3

         Interim Unaudited Consolidated Statements of Operations for the Three and Nine
         Months Ended March 31, 2003 and 2004........................................................    4

         Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2003 and 2004...............................................................    5

         Notes to Interim Unaudited Consolidated Financial Statements................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................   21

Item 3.  Controls and Procedures.....................................................................   30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................   30

Item 6.  Exhibits and Reports on Form 8-K............................................................   32

Signature ...........................................................................................   33

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                                 June 30,              March 31,
                                                                                   2003                   2004
                                                                              ----------------      -----------------
ASSETS                                                                                                (unaudited)

Cash and cash equivalents....................................................  $       71,805        $        79,897
Loans and other consumer lending receivables, net of reserve
     of $2,437 and $2,611....................................................          17,465                 19,129
Loans receivable pledged.....................................................           8,000                  8,000
Other receivables ...........................................................           4,500                  5,638
Income taxes receivable......................................................           1,369                  5,783
Prepaid expenses  ...........................................................           6,358                  8,457
Notes receivable - officers..................................................           3,468                  3,583
Due from parent  ............................................................           4,573                  6,607
Property and equipment, net of accumulated depreciation
    of $39,309 and $47,492...................................................          29,209                 27,898
Goodwill and other intangibles, net of accumulated
    amortization of $22,017 and $22,615......................................         143,416                150,058
Debt issuance costs, net of accumulated amortization of
     $7,945 and $564.........................................................           5,200                 10,604
Other........................................................................           1,833                  2,011
                                                                             -----------------      -----------------
                                                                               $      297,196         $      327,665
                                                                             =================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  ...........................................................  $       17,245        $        12,686
Foreign income taxes payable.................................................           1,380                  6,805
Accrued expenses                                                                        9,419                 11,855
Accrued interest payable.....................................................           1,656                  8,499
Deferred tax liability.......................................................             838                  1,679
Other collateralized borrowings..............................................           8,000                  8,000
Revolving credit facilities..................................................          61,699                      -
Long term debt:
     10.875 % Senior Notes due 2006..........................................         109,190                      -
     9.75% Senior Notes due 2011.............................................               -                220,000
     Subordinated notes payable and other....................................          20,081                    206
                                                                             -----------------      -----------------
Total long term debt.........................................................         129,271                220,206
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 2003 and March 31, 2004.........................................               -                      -
    Additional paid-in capital...............................................          50,957                 41,268
    Retained earnings (defecit)..............................................           9,034                   (214)
    Accumulated other comprehensive income...................................           7,697                 16,881
                                                                             -----------------      -----------------
Total shareholder's equity...................................................          67,688                 57,935
                                                                             -----------------      -----------------
                                                                               $      297,196         $      327,665
                                                                             =================      =================

        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                       Three Months Ended                Nine Months Ended
                                                                           March 31,                         March 31,
                                                                  ----------------------------------------------------------------
                                                                     2003             2004            2003              2004
                                                                  ------------     ------------    ------------     --------------

Revenues:
   Check cashing................................................  $    27,897      $    30,398     $     80,871     $      87,939
   Consumer lending, net........................................       22,483           25,795           61,329            70,673
   Money transfer fees..........................................        2,807            3,250            8,271             9,584
   Other........................................................        4,787            6,183           13,445            15,182
                                                                  ------------     ------------    -------------     -------------
Total revenues..................................................       57,974           65,626          163,916           183,378
Store and regional expenses:
   Salaries and benefits........................................       17,519           19,397           51,947            56,881
   Occupancy....................................................        4,686            5,019           14,155            14,768
   Depreciation.................................................        1,122            1,533            4,364             4,471
   Returned checks, net and cash shortages......................        1,762            2,052            6,256             6,938
   Telephone and telecommunication..............................        1,429            1,336            4,225             4,328
   Advertising..................................................        1,571            1,735            5,049             5,277
   Bank charges.................................................          736              887            2,344             2,777
   Armored carrier expenses.....................................          753              785            2,123             2,266
   Other........................................................        5,139            5,773           16,411            18,615
                                                                  ------------     ------------    -------------     -------------
Total store and regional expenses...............................       34,717           38,517          106,874           116,321

Corporate expenses..............................................        8,708            8,360           23,697            22,727
Loss on store closings and sales and other restructuring........          460              157            2,750               278
Other depreciation and amortization.............................          759              800            2,446             2,672
Interest expense  (net of interest income of $61, $40, $149
  and $205).....................................................        4,955            6,498           14,779            18,172
Loss on extinguishment of debt..................................            -                -                -             7,209
Establishment of reserve for legal matter.......................            -                -            2,500                 -
                                                                  ------------     ------------    -------------     -------------
Income before income taxes......................................        8,375           11,294           10,870            15,999
Income tax provision............................................        7,383            9,728            9,316            14,936
                                                                  ------------     ------------    -------------     -------------
Net income .....................................................  $       992            1,566      $     1,554     $       1,063
                                                                  ============     ============    =============     =============




        See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                         2003                 2004
                                                                                    ---------------       --------------
Cash flows from operating activities:
Net income.........................................................................  $       1,554         $      1,063
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization................................................          8,165                8,523
      Establishment of reserve for legal matter....................................          2,500                    -
      Loss on extinguishment of debt...............................................              -                7,209
      Loss on store closings and sales and other restructuring.....................          2,750                  278
      Foreign currency gain on revaluation of other
       collateralized borrowings...................................................              -                 (899)
      Deferred tax benefit.........................................................          1,455                  841
      Change in assets and liabilities (net of effect of acquisitions):
         Increase in loans and other receivables...................................         (6,154)              (2,615)
         Increase in income taxes receivable.......................................         (2,031)              (4,402)
         Decrease (increase) in prepaid expenses and other.........................          1,286               (1,737)
         Increase in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable...........................            550                7,662
                                                                                    ---------------       --------------
Net cash provided by operating activities..........................................         10,075               15,923

Cash flows from investing activities:
  Acquisitions, net of cash acquired...............................................         (3,318)                   -
  Gross proceeds from sale of fixed assets.........................................              -                   41
  Additions to property and equipment..............................................         (5,482)              (5,080)
                                                                                    ---------------       --------------
Net cash used in investing activities..............................................         (8,800)              (5,039)

Cash flows from financing activities:
  Redemption of subordinated notes.................................................              -              (20,734)
  Other debt  borrowings ..........................................................              1                  109
  Other collateralized borrowings..................................................          8,000                    -
   Issuance of 9.75% Senior Notes due 2011.........................................              -              220,000
   Redemption of 10.875% Senior Notes due 2006.....................................              -             (111,170)
  Net decrease in revolving credit facilities......................................        (19,406)             (61,699)
  Payment of debt issuance costs...................................................           (810)             (10,156)
  Net increase in due from parent .................................................           (716)              (2,034)
  Dividend paid to parent .........................................................              -              (20,000)
                                                                                    ---------------       --------------
Net cash used in financing activities..............................................        (12,931)              (5,684)
Effect of exchange rate changes on cash and cash equivalents.......................            879                2,892
                                                                                    ---------------       --------------
Net (decrease) increase in cash and cash equivalents...............................        (10,777)               8,092
Cash and cash equivalents at beginning of period...................................         86,633               71,805
                                                                                    ---------------       --------------
Cash and cash equivalents at end of period.........................................  $      75,856         $     79,897
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

On November 13, 2003, the Company issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933. The Company's senior notes are guaranteed by the Company's parent company, Dollar Financial Corp. ("Holdings"), and every direct and indirect wholly owned domestic subsidiary of the Company. The proceeds from the issuance of the Company's senior notes were used, among other things, to redeem the Company's 10.875% Senior Notes due 2006, which were not guaranteed by Holdings. On January 20, 2004, the Company commenced an offer to exchange its senior notes for 9.75% Senior Notes due 2011 registered under the Securities Act of 1933. On January 20, 2004, the Registration Statement on Form S-4 (File No.
333-111473-02) with respect to the Company's registered senior notes and Holdings' guarantee of such notes became effective. Prior to the effective date, Holdings did not file periodic reports under the Securities Exchange Act of 1934. Subsequent to the effective date, Holdings will file such reports, including its quarterly report on Form 10-Q (File No. 333-111473-02) for the quarter ended March 31, 2004.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

Operations

The Company, organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of Holdings. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,016 locations (of which 630 are company owned) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary, Money Mart(R) Express (formerly known as moneymart.com(TM)), services and originates short-term consumer loans through 471 independent document transmitters in 15 states.

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

Separate  financial  statements  of each  Guarantor  that is a subsidiary of the
Company have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at March 31, 2004 and June 30, 2003, and the condensed consolidating statements of operations and cash flows for the nine month periods ended March 31, 2004 and 2003 of the Company, the combined Guarantor subsidiaries, the combined non-Guarantor subsidiaries and the consolidated Company.

                          CONSOLIDATING BALANCE SHEETS
                                 March 31, 2004
                                 (In thousands)

                                                            Dollar                     Subsidiary
                                                          Financial     Subsidiary        Non-
                                                         Group, Inc.    Guarantors     Guarantors    Eliminations    Consolidated
                                                        ----------------------------------------------------------------------------

Assets
Cash and cash equivalents............................   $     18,660    $  22,750      $  38,487     $        -      $   79,897
Loans and other consumer lending receivables, net....          6,063        2,200         10,866              -          19,129
Loans receivable pledged.............................              -            -          8,000              -           8,000
Other receivables....................................          1,273        1,050          3,623           (308)          5,638
Income taxes receivable..............................         31,094            -          6,206        (31,517)          5,783
Prepaid expenses.....................................          1,940          821          5,696              -           8,457
Deferred income taxes................................          1,064            -              -         (1,064)              -
Notes and interest receivable--officers..............          3,583            -              -              -           3,583
Due from affiliates..................................        (49,797)     110,698              -        (60,901)              -
Due from parent......................................          6,607            -              -              -           6,607
Property and equipment, net..........................          4,713        6,808         16,377              -          27,898
Goodwill and other intangibles, net..................              -       56,522         93,536              -         150,058
Debt issuance costs, net.............................         10,604            -              -              -          10,604
Investment in subsidiaries...........................        235,508        9,801          6,705       (252,014)              -
Other................................................             97          582          1,332              -           2,011
                                                        ----------------------------------------------------------------------------
                                                        $    271,409    $ 211,232      $ 190,828     $ (345,804)     $  327,665
                                                        ============================================================================


Liabilities and shareholder's equity
Accounts payable.....................................   $        125 $      6,345      $   6,216     $            -  $   12,686
Income taxes payable.................................              -       31,517              -        (31,517)              -
Foreign income taxes payable.........................              -            -          6,805              -           6,805
Accrued expenses.....................................          1,922        2,448          7,485              -          11,855
Accrued interest payable.............................          8,162          146            499           (308)          8,499
Deferred tax liability...............................              -        2,743              -         (1,064)          1,679
Due to affiliates....................................              -            -         60,901        (60,901)              -
Other collateralized borrowings......................              -            -          8,000              -           8,000
9.75% Senior Notes due 2011..........................        220,000            -              -              -         220,000
Subordinated notes payable and other.................            128            -             78              -             206
                                                        ----------------------------------------------------------------------------
                                                             230,337       43,199         89,984        (93,790)        269,730

Shareholder's equity:
   Common stock......................................              -            -              -              -               -
   Additional paid-in capital........................         41,268       85,524         27,304       (112,828)         41,268
   Retained earnings (defecit).......................           (214)      76,667         62,519       (139,186)           (214)
   Accumulated other comprehensive income............             18        5,842         11,021              -          16,881
                                                        ----------------------------------------------------------------------------
Total shareholder's equity...........................         41,072      168,033        100,844       (252,014)         57,935
                                                        ----------------------------------------------------------------------------
                                                        $    271,409    $ 211,232      $ 190,828     $ (345,804)     $  327,665
                                                        ============================================================================

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 2004
                                 (In thousands)

                                                       Dollar                      Subsidiary
                                                     Financial      Subsidiary        Non-
                                                    Group, Inc.     Guarantors     Guarantors     Eliminations    Consolidated
                                                 ------------------------------------------------------------------------------

Revenues......................................    $           -  $      83,657       $ 99,721  $            -  $     183,378

Store and regional expenses:
   Salaries and benefits......................                -         31,320         25,561               -         56,881
   Occupancy..................................                -          8,280          6,488               -         14,768
   Depreciation...............................                -          2,382          2,089               -          4,471
   Other......................................                -         21,153         19,048               -         40,201
                                                 ------------------------------------------------------------------------------
Total store and regional expenses.............                -         63,135         53,186               -        116,321

Corporate expenses............................           11,149             (6)        11,584               -         22,727
Management fee................................           (1,739)             -          1,739               -              -
Loss on store closings and sales and other
   restructuring..............................              212             29             37               -            278
Other depreciation and amortization...........            1,595             30          1,047               -          2,672
Interest expense (income).....................           14,796         (1,491)         4,867               -         18,172
Loss on extinguishment of debt................            7,209              -              -               -          7,209
                                                 ------------------------------------------------------------------------------
(Loss) income before income taxes ............          (33,222)        21,960         27,261               -         15,999
Income tax (benefit) provision ...............          (11,533)        16,208         10,261               -         14,936
                                                 ------------------------------------------------------------------------------
(Loss) income before equity in net
   income of subsidiaries.....................          (21,689)         5,752         17,000               -          1,063
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors.............            5,752              -              -          (5,752)             -
   Foreign subsidiary guarantors..............           17,000              -              -         (17,000)             -
                                                 ------------------------------------------------------------------------------
Net income....................................    $       1,063  $       5,752  $      17,000  $      (22,752) $       1,063
                                                 ==============================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2004
                                 (In thousands)

                                                               Dollar                      Subsidiary
                                                             Financial      Subsidiary        Non-
                                                            Group, Inc.     Guarantors     Guarantors     Eliminations  Consolidated
                                                           -------------------------------------------------------------------------
Cash flows from operating activities:
Net income ..............................................  $     1,063     $    5,752     $  17,000      $  (22,752)   $   1,063
Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
     Undistributed income of subsidiaries................      (22,752)             -             -          22,752           -
     Depreciation and amortization.......................        2,745          2,410         3,368               -        8,523
     Loss on extinguishment of debt......................        7,209              -             -               -        7,209
     Loss on store closings and sales and other
       restructuring.....................................          212             29            37               -          278
     Foreign currency gain on revaluation of
       other collateralized borrowings...................            -              -          (899)              -         (899)
     Deferred tax provision..............................            -            841             -               -          841
     Changes in assets and liabilities:
         Decrease (increase) in loans and other
           receivables...................................        2,684         (2,139)       (3,144)            (16)      (2,615)
         Increase in income taxes receivable.............      (11,677)             -        (5,924)         13,199       (4,402)
         (Increase) decrease in prepaid expenses and other      (1,175)           307          (869)              -       (1,737)
         Increase  in accounts payable,
           income taxes payable, accrued expenses and
           accrued interest payable .....................        4,372         12,678         3,795         (13,183)       7,662
                                                           -------------------------------------------------------------------------

Net cash (used in) provided by operating activities......      (17,319)        19,878        13,364               -       15,923

Cash flows from investing activities:

Gross proceeds from sale of fixed assets.................            -              -            41               -           41
Additions to property and equipment......................         (368)          (958)       (3,754)              -       (5,080)
Net increase in due from affiliates......................            -        (22,383)            -          22,383            -
                                                           -------------------------------------------------------------------------

Net cash used in investing activities....................         (368)       (23,341)       (3,713)         22,383       (5,039)

Cash flows from financing activities:
Redemption of 10.875% Senior Subordinated notes due 2006.      (20,734)             -             -               -      (20,734)
Other debt borrowings (payments).........................          128              -           (19)              -          109
Issuance of 9.75% Senior Notes due 2011..................      220,000              -             -               -      220,000
Redemption of 10.875% Senior Notes due 2006..............     (111,170)             -             -               -     (111,170)
Net decrease in revolving credit facilities..............      (60,764)             -          (935)              -      (61,699)
Payment of debt issuance costs...........................      (10,156)             -             -               -      (10,156)
Net increase in due from parent .........................       (2,034)             -             -               -       (2,034)
Net increase (decrease) in due to affiliates.............       33,096              -       (10,713)        (22,383)           -
Dividend paid to parent..................................      (20,000)             -             -               -      (20,000)
                                                           -------------------------------------------------------------------------

Net cash provided by (used in) financing activities......       28,366              -       (11,667)        (22,383)      (5,684)

Effect of exchange rate changes on cash and cash
equivalents..............................................            -              -         2,892               -        2,892
                                                           -------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents.....       10,679         (3,463)          876               -        8,092
Cash and cash equivalents at beginning of period.........        7,981         26,213        37,611               -       71,805
                                                           -------------------------------------------------------------------------
Cash and cash equivalents at end of period...............  $    18,660     $   22,750      $ 38,487      $        -    $  79,897
                                                           =========================================================================

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 2003
                                 (In thousands)

                                                     Dollar          Domestic         Foreign
                                                    Financial       Subsidiary       Subsidiary
                                                   Group, Inc.      Guarantors       Guarantors       Eliminations      Consolidated
                                                  ------------    -------------    -------------    ---------------    -------------
ASSETS

Cash and cash equivalents.........................$     7,981     $     26,213     $     37,611     $           -      $      71,805
Loans and other consumer lending receivables, net.      7,095              808            9,562                 -             17,465
Loans receivable pledged..........................          -                -            8,000                 -              8,000
Other receivables.................................      3,042              303            1,479              (324)             4,500
Income taxes receivable...........................     19,417                -              281           (18,329)             1,369
Prepaid expenses..................................        804            1,111            4,443                 -              6,358
Deferred income taxes.............................      1,064                -                -            (1,064)                 -
Notes and interest receivable-officers............      3,466                -                2                 -              3,468
Due from affiliates...............................          -           83,738                -           (83,738)                 -
Due from parent...................................      4,573                -                -                 -              4,573
Property and equipment, net.......................      5,884            8,260           15,065                 -             29,209
Goodwill and other intangibles, net...............         58           56,551           86,807                 -            143,416
Debt issuance costs, net..........................      4,990                -              210                 -              5,200
Investment in subsidiaries........................    212,757            9,801            6,705          (229,263)                 -
Other.............................................         58              599            1,176                 -              1,833
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   271,189     $    187,384     $    171,341     $    (332,718)     $     297,196
                                                  ============    =============    =============    ===============    =============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable................................. $       148     $      7,225     $      9,872     $            -     $      17,245
Income taxes payable.............................           -           18,329                -           (18,329)                 -
Foreign income taxes payable.....................           -                -            1,380                  -             1,380
Accrued expenses.................................       2,886            2,161            4,372                  -             9,419
Accrued interest payable.........................       1,491               57              432              (324)             1,656
Deferred tax liability...........................           -            1,902                -            (1,064)               838
Due to affiliates................................      17,215                -           66,523           (83,738)                 -
Revolving credit facilities......................      60,764                -              935                  -            61,699
10-7/8% Senior Notes due 2006....................     109,190                -                0                  -           109,190
Other collateralized borrowings..................           -                -            8,000                  -             8,000
Subordinated notes payable and other.............      20,000                -               81                  -            20,081
                                                  ------------    -------------    -------------    ---------------    -------------

                                                      211,694           29,674           91,595          (103,455)           229,508


Shareholder's equity:
Common stock.....................................           -                -                -                  -                 -
Additional paid-in capital.......................      50,957           88,380           27,304          (115,684)            50,957
Retained earnings................................       9,034           68,059           45,520          (113,579)             9,034
Accumulated other comprehensive (loss)
   income........................................        (496)           1,271            6,922                 -              7,697
                                                  ------------    -------------    -------------    ---------------    -------------
Total shareholder's equity.......................      59,495          157,710           79,746          (229,263)            67,688
                                                  ------------    -------------    -------------    ---------------    -------------
                                                  $   271,189     $    187,384     $    171,341     $    (332,718)     $     297,196
                                                  ============    =============    =============    ===============    =============

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 2003
                                 (In thousands)

                                                          Dollar        Domestic        Foreign
                                                         Financial     Subsidiary      Subsidiary
                                                        Group, Inc.    Guarantors      Guarantors      Eliminations    Consolidated
                                                        ------------   ------------    -----------     -----------     ------------

Revenues.............................................   $         -    $    84,473     $   79,443      $        -      $   163,916
Store and regional expenses:
   Salaries and benefits.............................             -         31,386         20,561               -           51,947
   Occupancy.........................................             -          8,409          5,746               -           14,155
   Depreciation......................................             -          2,467          1,897               -            4,364
   Other.............................................             -         22,682         13,726               -           36,408
                                                        ------------   ------------    -----------     -----------     ------------
Total store and regional expenses....................             -         64,944         41,930               -          106,874

Corporate expenses...................................        14,539             43          9,115               -           23,697
Management fees......................................        (8,633)         7,779            854               -                -
Loss on store closings and sales and other                    2,235            419             96               -            2,750
  restructuring......................................
Other depreciation and amortization..................         1,520             43            883               -            2,446
Interest expense ....................................        12,996          1,558            225               -           14,779
Establishment of reserve for legal matter............             -          2,500              -               -            2,500
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before income taxes ...................       (22,657)         7,187         26,340               -           10,870
Income tax (benefit) provision ......................        (7,776)         7,870          9,222               -            9,316
                                                        ------------   ------------    -----------     -----------     ------------

(Loss) income before equity in net (loss) income
     of subsidiaries.................................       (14,881)          (683)        17,118               -            1,554
Equity in net (loss) income of subsidiaries:
Domestic subsidiary guarantors.......................          (683)             -              -             683                -
Foreign subsidiary guarantors........................        17,118              -              -         (17,118)               -
                                                        ------------   ------------    -----------     -----------     ------------
Net income (loss)....................................   $     1,554    $      (683)    $   17,118      $  (16,435)     $     1,554
                                                        ============   ============    ===========     ===========     ============


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2003
                                 (In thousands)

                                                            Dollar         Domestic        Foreign
                                                          Financial       Subsidiary     Subsidiary
                                                          Group,Inc.      Guarantors     Guarantors     Eliminations    Consolidated
                                                         -----------     -----------    ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)  ..................................    $    1,554      $    (683)     $   17,118      $   (16,435)    $     1,554
Adjustments to reconcile net income (loss)  to net
   cash (used in) provided by operating activities:
       Undistributed income of subsidiaries..........       (16,435)               -             -           16,435               -
       Depreciation and amortization.................         2,874           2,511          2,780                -           8,165
       Establishment of reserves for legal matter....             -           2,500              -                -           2,500
       Loss on store closings and sales and other
          restructuring..............................         2,235             419             96                -           2,750
       Deferred tax provision........................           230           1,225              -                -           1,455
       Change in assets and liabilities (net of
       effect of acquisitions):
        (Increase) decrease in loans and other
           receivables...............................        (6,051)          6,304         (2,523)          (3,884)         (6,154)
        Increase in income taxes receivable..........        (8,006)              -         (1,073)           7,048          (2,031)
        (Increase) decrease in prepaid expenses and
           other.....................................          (480)            658          1,108                -           1,286
         Increase (decrease) in accounts payable,
           income taxes payable, accrued expenses and
           accrued interest payable..................         2,759           4,420         (3,465)          (3,164)            550
                                                         -----------     -----------    ------------     ------------    -----------
Net cash (used in) provided by operating activities..       (21,320)         17,354         14,041                -          10,075

Cash flows from investing activities:
     Acquisitions, net of cash acquired..............             -               -         (3,318)               -          (3,318)
     Additions to property and equipment.............          (780)           (740)        (3,962)               -          (5,482)
     Net increase in due from affiliates.............             -         (21,004)             -           21,004               -
                                                         -----------     -----------    ------------     ------------    -----------
Net cash used in investing activities................          (780)        (21,744)        (7,280)          21,004          (8,800)

Cash flows from financing activities:
     Other debt borrowings...........................             -               -          8,001                -           8,001
     Net decrease in revolving credit facilities.....        (9,936)              -         (9,470)               -         (19,406)
     Payment of debt issuance costs..................          (610)              -           (200)               -            (810)
     Net increase in due from parent.................          (716)              -              -                -            (716)
     Net increase (decrease) in due to affiliates....        35,082               -        (14,078)         (21,004)
                                                         -----------     -----------    ------------     ------------    -----------
Net cash provided by (used in) financing activities..        23,820               -        (15,747)         (21,004)        (12,931)
Effect of exchange rate changes on cash and cash
     equivalents.....................................             -               -            879                -             879
                                                         -----------     -----------    ------------     ------------    -----------
Net increase (decrease) in cash and cash equivalents.         1,720          (4,390)        (8,107)               -         (10,777)
Cash and cash equivalents at beginning of period.....         1,746          41,405         43,482                -          86,633
                                                         -----------     -----------    ------------     ------------    -----------
Cash and cash equivalents at end of period...........    $    3,466      $   37,015     $   35,375      $         -     $    75,856
                                                         ===========     ===========    ============     ============    ===========

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has a covenant not to compete, which is deemed to have a definite life of two years and will continue to be amortized through January 2005. Amortization for this covenant not to compete for the nine months ended March 31, 2004 was $86,000. The amortization expense for the covenant not to compete will be as follows:

                                     Year                   Amount
                                                        (in thousands)
                              --------------------------------------------
                                     2004            $          95.0
                                     2005                       20.0


The following table reflects the components of intangible assets (in thousands):


                                                            June 30, 2003                               March 31, 2004
                                              ------------------------------------------    ----------------------------------------
                                                Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                                    Amount               Amortization             Amount             Amortization
                                              ------------------------------------------    ----------------------------------------

Non-amortized intangible assets:
     Cost in excess of net assets acquired       $     162,987           $    19,686          $      170,207         $     20,176

Amortized intangible assets:
     Covenants not to compete                            2,446                 2,331                   2,466                2,439


4.   COMPREHENSIVE INCOME

Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive income for the periods stated:

                                                        Three Months Ended                        Nine Months Ended
                                                             March 31,                                March 31,
                                                 ----------------------------------       ----------------------------------
                                                     2003                2004                 2003                 2004
                                                 --------------     ---------------       -------------        -------------

Net income                                       $         992         $     1,566        $      1,554         $      1,063
Foreign currency translation adjustment                  3,257               1,017               3,915                9,184
                                                 --------------     ---------------       -------------        -------------

Total comprehensive income                       $       4,249         $     2,583        $      5,469         $     10,247
                                                 ==============     ===============       =============        =============

5.    Loss on Store Closings and Sales and Other Restructuring

During the fiscal year ended June 30, 2003, the Company closed 27 stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with that restructuring were comprised of severance and other retention benefits to employees who were involuntarily terminated and closure costs related to the locations the Company will no longer utilize. The restructuring was completed by June 30, 2003. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003. During the first quarter of fiscal 2004, charges previously accrued for severance and other retention benefits were reclassed to store closure costs.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                                           Severance and
                                                               Other               Store Closure
                                                         Retention Benefits            Costs                  Total
                                                         ------------------        -------------              -----
          Balance at June 30, 2003                          $         1.2            $       0.2          $      1.4

          Reclassification                                           (0.7)                   0.7                   -
          Amounts paid                                               (0.5)                  (0.5)               (1.0)
                                                               -----------              ---------          ----------
          Balance at March 31, 2004                         $           -            $       0.4          $      0.4
                                                               ===========              =========          ==========

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the three months ended March 31, 2004 and 2003 were $157,000 and $60,000, respectively and for the nine months ended March 31, 2004 and 2003 were $278,000 and $675,000, respectively.

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

The loss incurred on the extinguishment of debt is as follows (in millions):

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
                                                             ==========

7.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):


As of and for the three months                                                             United
   ended March 31, 2003                                  United States       Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------

Identifiable assets                                     $        139,805  $     79,907  $      72,083  $      291,795
Goodwill and other intangibles, net                               56,414        35,517         46,134         138,065
Sales to unaffiliated customers
  Check cashing                                                   14,159         7,686          6,052          27,897
  Consumer lending, net                                           14,591         4,838          3,054          22,483
  Money transfer fees                                              1,107         1,216            484           2,807
  Other                                                            1,843         2,288            656           4,787
Income before income taxes                                           852         5,243          2,280           8,375
Income tax provision                                               3,512         3,194            677           7,383
Net (loss) income                                                 (2,660)        2,049          1,603             992

For the nine months
   ended March 31, 2003

Sales to unaffiliated customers
  Check cashing                                         $         37,633  $     24,157  $      19,081  $       80,871
  Consumer lending, net                                           38,932        13,706          8,691          61,329
  Money transfer fees                                              3,439         3,584          1,248           8,271
  Other                                                            4,469         7,040          1,936          13,445
(Loss) income before income taxes                                (15,470)       20,220          6,120          10,870
Income tax provision                                                  94         7,384          1,838           9,316
Net (loss) income                                                (15,564)       12,836          4,282           1,554


As of and for the three months
   ended March 31, 2004

Identifiable assets                                     $        143,542  $     93,426  $      90,697  $      327,665
Goodwill and other intangibles, net                               56,522        39,711         53,825         150,058
Sales to unaffiliated customers
  Check cashing                                                   13,824         8,913          7,661          30,398
  Consumer lending, net                                           14,855         7,502          3,438          25,795
  Money transfer fees                                              1,147         1,418            685           3,250
  Other                                                            1,070         3,912          1,201           6,183
Income before income taxes                                         1,530         7,117          2,647          11,294
Income tax provision                                               7,329         1,811            588           9,728
Net (loss) income                                                (5,799)         5,306          2,059           1,566

For the nine months
   ended March 31, 2004

Sales to unaffiliated customers
  Check cashing                                         $         36,632  $     28,726  $      22,581  $       87,939
  Consumer lending, net                                           40,811        20,291          9,571          70,673
  Money transfer fees                                              3,362         4,288          1,934           9,584
  Other                                                            2,852         8,995          3,335          15,182
(Loss) income before income taxes                                (11,261)       18,992          8,268          15,999
Income tax provision                                               4,674         7,223          3,039          14,936
Net (loss) income                                                (15,935)       11,769          5,229           1,063

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2004, the Company held put options with an aggregate notional value of $(CAN) 36.0 million and
(GBP) 9.0 million to protect the currency exposure in Canada and the United Kingdom throughout the remainder of the fiscal year and the first half of fiscal 2005. The cost of these put options is included in prepaid expenses on the consolidated balance sheet. The cost of the options are amortized over the period in which the options are exercisable. Changes in the fair value of the put options are recorded through the statement of operations in corporate expenses and were not significant. All put options for the three and nine months ended March 31, 2004 expired out of the money at a cost of $69,000 and $190,000, respectively, which is included in corporate expenses in the consolidated statement of earnings. There were no put options held for the same period in fiscal 2003.

Although the Company's revolving credit facility and overdraft credit facilities carry variable rates of interest, most of the Company's and Holdings' average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

9.   CONTINGENT LIABILITIES


On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, we were served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. The allegations and putative class in the Smith action are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with us. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, our motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with us, was denied; we are appealing this ruling. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. Similar class actions have been threatened against us in other provinces of Canada, but we have not been served with the statements of claim in any such actions to date. We believe that any possible claims in these actions, if they are served, will likely be substantially similar to those of the Ontario actions referred to above.


We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3,
2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law (Chin) and that we computed bonuses payable to our store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by 92% of the members of the putative class. We recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits and believe we have meritorious defenses to the claims asserted in those matters.

In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business.


We do not believe that the outcome of any of the matters referred to in the preceding paragraphs will materially affect our financial condition, results of operations or cash flows in future periods.


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

The New Credit Facility consists of a $55.0 million senior secured reducing revolving credit facility. The commitment under the New Credit Facility was reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the New Credit Facility, up to $20.0 million may be used in connection with letters of credit. Amounts outstanding under the New Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum or (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 3.25% at March 31, 2004, (ii) the LIBOR Rate (as defined therein) plus 4.50% at March 31, 2004, or (iii) the one day Eurodollar Rate (as defined therein) plus 4.50% at March 31, 2004, determined at the Company's option.

                          SUPPLEMENTAL STATISTICAL DATA

                                                                            March 31,
Company Operating Data:                                             2003                  2004
                                                                -------------         -------------

Stores in operation:
   Company-Owned.................................                        621                   630
   Franchised Stores and Check Cashing Merchants.                        466                   476
                                                                         ---                   ---

Total............................................                      1,087                 1,106
                                                                       =====                 =====


----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended               Nine Months Ended
                                                                         March 31,                       March 31,
                                                                ----------------------------    ----------------------------
Operating Data:                                                    2003             2004           2003            2004
                                                                ------------     -----------    -----------    -------------

Face amount of checks cashed (in millions)..................... $       731      $      801     $    2,190      $     2,375
Face amount of average check................................... $       354      $      388     $      339      $       376
Face amount of average check (excluding Canada and the United
   Kingdom).................................................... $       398      $      414     $      360      $       375
Average fee per check.......................................... $     13.52      $    14.73     $    12.53      $     13.91
Number of checks cashed (in thousands).........................       2,063           2,064          6,453            6,323

----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended               Nine Months Ended
                                                                         March 31,                       March 31,
                                                                ----------------------------    ----------------------------
Collections Data:                                                  2003             2004           2003            2004
                                                                ------------     -----------    -----------    -------------

Face amount of returned checks (in thousands).................. $     5,756      $    7,208     $   19,033      $    22,159
Collections (in thousands).....................................       4,420           5,562         14,234           16,383
                                                                ------------     -----------    -----------    -------------
Net write-offs (in thousands).................................. $     1,336      $    1,646     $    4,799      $     5,776
                                                                ============     ===========    ===========    =============

Collections as a percentage of
   returned checks.............................................       76.8%           77.2%          74.8%            73.9%
Net write-offs as a percentage of
   check cashing revenues......................................        4.8%            5.4%           5.9%             6.6%
Net write-offs as a percentage of the
   face amount of checks cashed................................       0.18%           0.21%          0.22%            0.24%

The following table presents a summary of the Company's consumer lending originations, which includes loan extensions, and revenues for the following periods (in thousands):

                                                              Three Months Ended                 Nine Months Ended
                                                                  March 31,                          March 31,
                                                       ---------------------------------   -------------------------------
                                                             2003            2004               2003           2004
                                                       ---------------------------------   -------------------------------

U.S. company funded originations....................   $         14,714 $        17,443    $       68,051 $        47,638
Canadian company funded originations................             60,053          75,791           177,519         231,729
U.K. company funded originations....................             25,606          28,675            73,451          80,279
                                                       ---------------------------------   -------------------------------
   Total company funded originations................   $        100,373 $       121,909    $      319,021 $       359,646
                                                       =================================   ===============================

Servicing revenues, net.............................   $         11,507 $        12,094    $       32,019 $        35,413
Company funded domestic loan revenues...............              2,616           2,666            11,884           7,137
Company funded foreign loan revenues................              8,951          12,161            25,984          34,423
Net write-offs on company funded loans..............               (591)         (1,126)           (8,558)         (6,300)
                                                       ---------------------------------   -------------------------------
   Total consumer lending revenues, net.............   $         22,483 $        25,795    $       61,329 $        70,673
                                                       =================================   ===============================


Net write-offs as a percentage of total
  company funded originations.......................               0.6%            0.9%              2.7%            1.8%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Group, Inc. for the three month and nine month periods ended March 31, 2003 and 2004. References in this section to "we," "our," "ours," or "us" are to Dollar Financial Group, Inc. and its wholly owned subsidiaries, except as the context otherwise requires. References to "Holdings" are to our parent company, Dollar Financial Corp. For a separate discussion and analysis of the financial condition and results of operations of Holdings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Holdings' quarterly report on Form 10-Q (File No. 333-111473-02) for the period ended March 31, 2004.

General

We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,106 stores, including 630 company-operated stores, in 17 states, the District of Columbia, Canada and the United Kingdom. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. For the three-months ended March 31, 2004, we generated revenue of $65.6 million, an increase of 13.2% over the same period in the prior year. For the nine-months ended March 31, 2004, we generated revenue of $183.4 million, an increase of 11.9% over the same period in the prior year.

In our opinion, we have included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of our financial position at March 31, 2004 and the results of operations for the three and nine months ended March 31, 2004 and 2003. The results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with our unaudited financial statements included in this filing and our audited consolidated financial statements included in our Annual Report on Form 10-K (File No. 333-111473) for the fiscal year ended June 30, 2003.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Generally, revenue is recognized when services for the customer have been provided which, in the case of check cashing, money order sales, money transfer services, bill payment services and other miscellaneous services, is at the point-of-sale in our company-owned locations.

The Company originates unsecured short-term loans on its own behalf or acts as a servicer for two banks marketing unsecured short-term loans for which the Company earns a fee. Revenues from loan fees and interest are recognized ratably over the life of each loan.

In  our  franchised   locations,   we  recognize  initial  franchise  fees  upon
fulfillment of all significant obligations to the franchisee. In addition, royalties from the franchisees are accrued as earned.

Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for anticipated losses for loans we make directly as well as for fee adjustments for losses on loans we originate and service for others. To estimate the appropriate level of loan loss reserves, including the reserve for estimated reductions to loan servicing fees, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on our net loss rate, expressed as a percentage of loans originated for the last twelve months, applied against the total amount of outstanding loans that we make directly and outstanding loans we originate and service for others. As these conditions change, we may need to make additional allowances in future periods.

A loss on consumer loans is charged against the reserve during the period in which the loss occurred. A recovery is credited to the reserve during the period in which the recovery is made. Any additional provisions to the loan loss reserve as a result of the calculation in the preceding paragraph are charged against revenues.

Check Cashing Returned Item Policy

We charge operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense during the period in which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. These net losses are charged to other store and regional expenses in the consolidated statements of operations.

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


Results of Operations

Revenue Analysis

                                           Three Months Ended March 31,                           Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                        (Percentage of
                                      ($ in thousands)           total revenue)             ($ in thousands)          total revenue)
                                  --------------------------   -----------------       ---------------------------    --------------
                                     2003           2004        2003       2004           2003           2004         2003      2004
                                  -----------    -----------   ------     ------       -----------    ------------    -----    -----


Check cashing.....................$  27,897    $    30,398      48.1%      46.3%     $    80,871    $    87,939       49.3%    48.0%
Consumer  lending  revenues, net..   22,483         25,795      38.8       39.3           61,329         70,673       37.5     38.5
Money transfer fees...............    2,807          3,250       4.8        5.0            8,271          9,584        5.0      5.2
Other revenue.....................    4,787          6,183       8.3        9.4           13,445         15,182        8.2      8.3
                                    --------        -------    ------     ------         --------       --------     ------   ------
Total revenue.....................$  57,974    $    65,626     100.0%     100.0%     $   163,916    $   183,378      100.0%   100.0%
                                    ========        =======    ======     ======         ========       ========     ======   ======

THREE MONTH COMPARISON

Total revenues were $65.6 million for the three months ended March 31, 2004 compared to $58.0 million for the three months ended March 31, 2003, an increase of $7.6 million or 13.2%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $7.1 million or 12.4%. New store openings accounted for an increase of $733,000 while closed stores accounted for a decrease of $241,000.

A stronger British pound and Canadian dollar positively impacted revenue by $3.9 million for the quarter. In addition to the currency benefit, revenues in the United Kingdom for the quarter increased by $1.2 million primarily related to revenues from check cashing and the impact of the new installment loan product. Revenues from our Canadian subsidiary for the quarter increased $3.4 million after adjusting for the favorable exchange rate. Higher short term consumer loan volume and pricing, slightly offset by lower check cashing revenues, accounted for the increase. For the three months ended March 31, 2004, our Canadian subsidiary rolled out, to all its locations, a new tax product offering rapid access loans and electronic Canadian tax filing. This product, which was only tested in a limited number of locations in the prior year, added $521,000 in revenue for the current quarter which is included in other revenues. In the U.S., food stamp revenues declined $773,000 for the three months ended March 31, 2004, primarily due to the decline in our distribution of government assistance food coupons. California, the last state in which we offer food coupons, is implementing an electronic benefits transfer system designed to disburse public assistance benefits directly to individuals. We expect to generate only minimal revenues from this product for the remainder of the fiscal year.

NINE MONTH COMPARISON

Total revenues were $183.4 million for the nine months ended March 31, 2004 compared to $163.9 million for the nine months ended March 31, 2003, an increase of $19.5 million or 11.9%. Comparable store, franchised store and document transmitter sales for the entire period increased $18.4 million or 11.4%. New store openings accounted for an increase of $2.4 million while closed stores accounted for a decrease of $1.5 million.

Favorable foreign currency rates attributed to $10.5 million of the increase for the nine months. In addition to the currency benefit, revenues in the United Kingdom for the nine months increased by $3.6 million primarily related to revenues from check cashing and the impact of the new installment loan product. Revenues from our Canadian subsidiary for the nine months increased $6.2 million after adjusting for the favorable exchange rate. Higher short term consumer loan volume and pricing, slightly offset by lower check cashing revenues, accounted for the increase. In addition, our Canadian subsidiary rolled out, to all its locations, a new tax product offering rapid access loans and electronic Canadian tax filing. This product, which was only tested in a limited number of locations in the third quarter of the prior year, added $521,000 in revenue for the current quarter which is included in other revenues. In the U.S., food stamp revenues declined $1.6 million for the nine months ended March 31, 2004, primarily due to the decline in our distribution of government assistance food coupons. California, the last state in which we offer food coupons, is implementing an electronic benefits transfer system designed to disburse public assistance benefits directly to individuals. We expect to generate only minimal revenues from this product for the remainder of the fiscal year.

Store and Regional Expense Analysis

                                          Three Months Ended March 31,                          Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                       (Percentage of
                                     ($ in thousands)           total revenue)           ($ in thousands)            total revenue)
                                ---------------------------    ------------------    --------------------------     ----------------
                                   2003           2004          2003       2004         2003           2004          2003      2004
                                -----------    ------------    -------    -------    -----------    -----------     ------    ------


Salaries and benefits.......... $   17,519    $     19,397      30.2%      29.6%      $   51,947    $   56,881      31.7%      31.0%
Occupancy......................      4,686           5,019       8.1        7.6           14,155        14,768       8.6        8.1
Depreciation...................      1,122           1,533       1.9        2.3            4,364         4,471       2.7        2.4
Returned checks, net and
   cash shortages..............      1,762           2,052       3.0        3.1            6,256         6,938       3.8        3.8
Telephone and
   telecommunications..........      1,429           1,336       2.5        2.0            4,225         4,328       2.6        2.4
Advertising....................      1,571           1,735       2.7        2.6            5,049         5,277       3.1        2.9
Bank charges...................        736             887       1.3        1.4            2,344         2,777       1.4        1.5
Armored carrier service........        753             785       1.3        1.2            2,123         2,266       1.3        1.2
Other..........................      5,139           5,773       8.9        8.8           16,411        18,615      10.0       10.2
                                -----------    ------------    -------    -------    -----------    -----------     ------    ------
Total store and regional
   expenses ................... $   34,717    $     38,517      59.9%      58.6%      $  106,874    $  116,321      65.2%      63.5%
                                ===========    ============    =======    =======    ===========    ===========     ======    ======

THREE MONTH COMPARISON

Store and regional expenses were $38.5 million for the three months ended March 31, 2004 compared to $34.7 million for the three months ended March 31, 2003, an increase of $3.8 million or 11.0%. The impact of foreign currencies accounted for $2.0 million of this increase. New store openings accounted for an increase of $434,000 while closed stores accounted for a decrease of $135,000. Comparable retail store and franchised store expenses for the entire period increased $4.3 million. For the three months ended March 31, 2004 total store and regional expenses decreased to 58.6% of total revenue compared to 59.9% of total revenue for the three months ended March 31, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $1.7 million in Canada, $358,000 in the U.K. and declined $270,000 in the U.S. The increase in Canada was primarily due to increases of $362,000 in salaries, $245,000 in returned checks, net and cash shortages and $181,000 in advertising, all of which are commensurate with the overall growth in Canadian revenues.

NINE MONTH COMPARISON

Store and regional expenses were $116.3 million for the nine months ended March 31, 2004 compared to $106.9 million for the nine months ended March 31, 2003, an increase of $9.4 million or 8.8%. The impact of foreign currencies accounted for $5.5 million of this increase. New store openings accounted for an increase of $1.3 million while closed stores accounted for a decrease of $1.4 million. Comparable retail store and franchised store expenses for the entire period increased $12.4 million. For the nine months ended March 31, 2004 total store and regional expenses decreased to 63.5% of total revenue compared to 65.2% of total revenue for the nine months ended March 31, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $4.4 million in Canada, $1.3 million in the U.K. and declined $1.8 million in the U.S. The increase in Canada was primarily due to increases of $737,000 in salaries, $600,000 in returned checks, net and cash shortages, $335,000 in advertising and $273,000 in occupancy costs. These costs in addition to the aggregate of other operating costs are commensurate with overall growth in Canadian revenues. The increase in the U.K. is almost entirely associated with increased salary expense which is also commensurate with the revenue growth in that business segment. The decline in store and regional expenses in the U.S. is primarily due to the impact of stores closed in the second quarter of fiscal 2003.

Other Expense Analysis

                                             Three Months Ended March 31,                      Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                  (Percentage of                                    (Percentage of
                                        ($ in thousands)          total revenue)          ($ in thousands)          total revenue)
                                      ----------------------    -------------------    -----------------------    ------------------
                                       2003          2004        2003       2004         2003         2004         2003       2004
                                      --------     ---------    -------    --------    ---------    ----------    -------    -------

Corporate expenses..................  $ 8,708       $ 8,360      15.0%       12.7%    $  23,697     $  22,727       14.5%     12.4%
Loss on store closings and sales....      460           157       0.8         0.2         2,750           278        1.7       0.2
Other depreciation and amortization.      759           800       1.3         1.2         2,446         2,672        1.5       1.5
Interest expense....................    4,955         6,498       8.5         9.9        14,779        18,172        9.0       9.9
Loss on extinguishment of debt......        -             -         -          -              -         7,209          -       3.9
Establishment of reserve for
  legal matter......................        -             -         -          -          2,500             -        1.5         -
Income tax provision................    7,383         9,728      12.7        14.8         9,316        14,936        5.7       8.1


THREE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $8.4 million for the three months ended March 31, 2004 compared to $8.7 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, corporate expenses decreased to 12.7% of total revenue compared to 15.0% of total revenue for the three months ended March 31, 2003. The decline reflects the cost reductions related to the rationalization of our store support functions for our North American operations offset somewhat by increased accrued expenses for incentive compensation and legal and professional fees.

Loss on Store Closings and Sales

Loss on store closings and sales was $157,000 for the three months ended March 31, 2004 compared to $460,000 for the three months ended March 31, 2003. For the three months ended March 31, 2003, we provided $400,000 of severance and retention bonus costs for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $6.5 million for the three months ended March 31, 2004 compared to $5.0 million for the three months ended March 31, 2003, an increase of $1.5 million or 30%. The increased interest on the incremental long-term debt outstanding after the refinancing accounted for $1.9 million of the increase in total interest expense. Offsetting these increases was a decline of $800,000 in interest on our revolving credit facility. This decline is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003. As a result of the refinancing, our effective annual interest rate has declined.

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

The loss incurred on the extinguishment of debt is as follows (in millions):

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
                                                             ==========

Income Tax Provision

The provision for income taxes was $9.7 million for the three months ended March 31, 2004 compared to a provision of $7.4 million for the three months ended March 31, 2003, an increase of $2.3 million. Our effective tax rate differs from the federal statutory rate of 35% due to state taxes and foreign taxes and a one-time charge related to the debt restructuring. Our effective income tax rate was 86.1% for the three months ended March 31, 2004 and 88.2% for the three months ended March 31,2003.

NINE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $22.7 million for the nine months ended March 31, 2004 compared to $23.7 million for the nine months ended March 31, 2003, a decrease of $1.0 million or 4.2%. The decline reflects the cost reductions related to the rationalization of our store support functions for our North American operations offset somewhat by increased accrued expenses for incentive compensation, legal and professional fees and the impact of foreign exchange rates.

Loss on store closings and sales and other restructuring

Loss on store closings and sales and other restructuring was $278,000 for the nine months ended March 31, 2004 compared to $2.8 million for the nine months ended March 31, 2003, a decrease of $2.5 million. For the nine months ended March 31, 2003, we provided $1.3 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, we provided $800,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $18.2 million for the nine months ended March 31, 2004 and was $14.8 million for the nine months ended March 31, 2003, an increase of $3.4 million, or 23.0%. A portion of the increase is attributable to $990,000 of interest paid on our old 10.875% senior notes for the 30 day period subsequent to our issuance on November 13, 2003 of $220 million principal amount of new 9.75% Senior Notes due 2011. We elected to effect covenant defeasance on the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. Additionally, the increased interest on the incremental long-term debt outstanding after the refinancing accounted for $3.2 million of the increase in total interest expense. Offsetting these increases was a decline of $1.4 million in interest on our revolving credit facility. This decline is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003. As a result of the refinancing, our effective annual interest rate has declined.

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

The loss incurred on the extinguishment of debt is as follows (in millions):

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

Income Taxes

The provision for income taxes was $14.9 million for the nine months ended March 31, 2004 compared to $9.3 million for the nine months ended March 31, 2003, an increase of $5.6 million. Our effective tax rate differs from the federal statutory rate of 35% due to state and foreign taxes and a one-time charge related to the debt restructuring. Our effective income tax rate was 93.4% for the nine months ended March 31,2004 and 85.7% for the nine months ended March 31, 2003.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2004, cash and cash equivalents increased $8.1 million. Net cash provided by operations was $15.9 million. The increase in net cash provided by operations was primarily the result of improved operating results and the impact of the timing of settlements in fiscal 2003 related to our loan servicing arrangements with County Bank and First Bank of Delaware.

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

Net cash provided by operating activities was $15.9 million for the nine months ended March 31, 2004 compared to cash provided of $10.1 million for the nine months ended March 31, 2003. The increase in net cash provided by operations was primarily the result of improved operating results and the impact of the timing of settlements in fiscal 2003 related to our loan servicing arrangements with County Bank and First Bank of Delaware.

Net cash used for investing activities for the nine months ended March 31, 2004 was $5.0 million compared to a usage of $8.8 million for the nine months ended March 31, 2003. The decrease of $3.8 million is attributable to an earn-out payment made in the first nine months of fiscal 2003 on acquisitions completed during a previous year. For the nine months ended March 31, 2004 we made capital expenditures of $5.1 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $8.0 million during our fiscal year ending June 30, 2004, for remodeling and relocation of certain existing stores and for opening new stores.

Net cash used for financing activities for the nine months ended March 31, 2004 was $5.7 million compared to a usage of $12.9 million for the nine months ended March 31, 2003. The decline in the nine months ended was a result of a decrease in the borrowings under our bank facilities of $61.7 million from $61.7 million at June 30, 2003 to $0.0 at March 31, 2004 offset somewhat by net cash from the refinancing activities discussed above.

Revolving Credit Facilities. We have three revolving credit facilities: a domestic revolving credit facility, a Canadian overdraft facility and a United Kingdom overdraft facility.

          Domestic Revolving Credit Facility. On November 13, 2003, we repaid in full all borrowings outstanding under our previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% Senior Notes due 2011 and simultaneously entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility. The commitment under the new facility was reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. Our borrowing capacity under the new facility is limited to the total commitment of $54.25 million less letters of credit totaling $19.0 million, issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations. At March 31, 2004, our borrowing capacity was $35.25 million and the amount outstanding was $0.0. Consequently, we had $16.7 million cash in excess of our short-term borrowing needs.

          Canadian Overdraft Facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million, of which there was no outstanding balance on March 31, 2004. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by the pledge of a cash collateral account of an equivalent balance.

          United Kingdom Overdraft Facility. For our U.K. operations, our U.K operating subsidiary has an overdraft facility which provides for a commitment of up to approximately $6.9 million, of which there was no outstanding balance on March 31, 2004. Amounts outstanding under the United Kingdom overdraft facility bear interest of the bank base rate plus 1.00%. The United Kingdom overdraft facility is secured by a $6.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility. The U.K. overdraft facility expired on March 31, 2004 and we elected not to extend.

Long-Term Debt. As of March 31, 2004, long term debt consisted of $220 million principal amount of our 9.75% Senior Notes due November 15, 2011.

Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

Other Collateralized Borrowings. On November 15, 2002, we entered into an agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom. Pursuant to the agreement, we will retain servicing responsibilities and earn servicing fees, which are subject to reduction if the related loans are not collected. At March 31, 2004, we had $8.0 million of loans receivable pledged under this agreement. The agreement expires on September 30, 2004; however the term of the agreement is automatically renewed each year for a term of twelve months, unless either party terminates it.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2004, excluding periodic interest payments, include the following:

                                                               Payments Due by Period (in thousands)
                                         ----------------------------------------------------------------------------------
                                              Total         Less than 1      1 - 3 Years     4 - 5 Years      After 5 Years
                                                               Year
                                         --------------    -------------    ------------    -------------    --------------

Long-term debt:
     Senior notes due 2011...........        $ 220,000         $      -        $      -         $      -         $ 220,000
Operating leases.....................           52,384           16,153          20,373            9,798             6,060
Other collateralized borrowings......            8,000            8,000               -                -                 -
Other................................              206              206               -                -                 -
                                             ----------        ---------       ---------        ---------        ----------
Total contractual cash obligations...        $ 280,590         $ 24,359        $ 20,373         $  9,798         $ 226,060
                                             ==========        =========       =========        =========        ==========



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

Balance Sheet Variations

March 31, 2004 compared to June 30, 2003

Cash and cash equivalents increased to $79.9 million at March 31, 2004 from $71.8 million at June 30, 2003. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities.

Income taxes receivable increased to $5.8 million at March 31, 2004 from $1.4 million related primarily to U.S. carryback losses and the prepayment of taxes in our Canadian subsidiary.

Goodwill and other intangibles increased $6.7 million from $143.4 million at June 30, 2003 to $150.1 million at March 31, 2004 due to foreign currency translation adjustments.

Debt issuance costs increased from $5.2 million at June 30, 2003 to $10.6 million at March 31, 2004 due to the refinancing of our debt.

Accounts payable decreased $4.5 million from $17.2 million at June 30, 2003 to $12.7 million at March 31, 2004 due to the timing of settlements with third party vendors and our franchisees.

Foreign income taxes payable increased from $1.4 million at June 30, 2003 to $6.8 million at March 31, 2004 due primarily to accrued Canadian taxes for the current fiscal year.

Accrued expenses increased to $11.9 million at March 31, 2004 from $9.4 million at June 30, 2003 due to professional fees associated with legal matters associated with our Canadian subsidiary and the timing of our salary accrual.

Revolving credit facilities and long-term debt increased $29.2 million from $191.0 million at June 30, 2003 to $220.2 million at March 31, 2004. On November 13, 2003, we issued $220.0 million principal amount of $9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933 and entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under our existing credit facility, redeem the entire $109.2 million principal amount of our 10.875% Senior Notes due 2006, redeem the entire $20.0 million principal amount of our 10.875% Senior Subordinated Notes due 2006, redeem $20.0 million of our parent's 13.0% Senior Discount Notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions.

Total shareholder's equity decreased $9.8 million to $57.9 million from $67.7 million due to our $20 million dividend payment to our parent company associated with the redemption of $20.0 million of our parent's 13.0% Senior Discount Notes due 2006 on November 13, 2003, offset by net income for the nine months ended March 31, 2004 and foreign translation adjustments.

Our parent company, Dollar Financial Corp., has filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of common stock. In addition to the proposed sale of common stock by the company, certain stockholders intend to sell common stock in the offering and intend to grant the underwriters an option to purchase common stock to cover over-allotments. The company will not receive any proceeds from the sale of shares by the selling stockholders. A copy of the prospectus relating to these securities may be obtained when available from Citigroup, Brooklyn Army Terminal, 140 58th Street, 8th floor, Brooklyn, NY 11220 (tel: 718-765-6732). A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold and offers to buy may not be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy, and there shall not be any sale of these securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

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


Changes in Internal Control Over Financial Reporting


          There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


          On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, we were served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. The allegations and putative class in the Smith action are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with us. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, our motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with us, was denied; we are appealing this ruling. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. Similar class actions have been threatened against us in other provinces of Canada, but we have not been served with the statements of claim in any such actions to date. We believe that any possible claims in these actions, if they are served, will likely be substantially similar to those of the Ontario actions referred to above.


          We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law
(Chin) and that we computed bonuses payable to our store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by 92% of the members of the putative class. We recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits and believe we have meritorious defenses to the claims asserted in those matters.

          In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business.


          We do not believe that the outcome of any of the matters referred to in the preceding paragraphs will materially affect our financial condition, results of operations or cash flows in future periods.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

        Exhibit No.                        Description of Document

        10.1 Employment Agreement, dated as of December 13, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss.(1)
        10.2 Employment Agreement, dated as of December 13, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Donald Gayhardt.(1)
        10.3 Employment Agreement, dated as of April 30, 2002, by and between Dollar Financial Group, Inc. and Cameron Hetherington.(2)
        31.1     Rule  13a-14(a)/15d-14(a)   Certification  of  Chief  Executive
                 Officer
        31.2     Rule  13a-14(a)/15d-14(a)   Certification  of  Chief  Financial
                 Officer
        32.1     Section 1350 Certification of Chief Executive Officer
        32.2     Section 1350 Certification of Chief Financial Officer

        (1) Incorporated by reference to the amended Registration Statement on Form S-4 filed the Company on January 14, 2004 (File No. 333-111473-02).
        (2) Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on April 23, 2004 (File No. 333-111473-02).

(b) Reports on Form 8-K

        On February 4, 2004, we furnished on Form 8-K a press release announcing our earnings for the fiscal quarter ended December 31, 2003.

        On February 12, 2004, we furnished on Form 8-K a transcript of our February 12, 2004 investor conference call.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DOLLAR FINANCIAL GROUP, INC.


Date: April 23, 2004         *By:      /s/ DONALD GAYHARDT
      ----------------           -------------------------------
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