Form 10-K
period 2004-06-30
DOLLAR FINANCIAL GROUP INC
filed 2004-09-16
CIK 1028643

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

       For the fiscal year ended June 30, 2004

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

           1436 Lancaster Avenue
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

There is no market for the common stock of Dollar Financial Group, Inc. and all of such stock is held by the registrant's parent, Dollar Financial Corp. See "Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 31, 2004, 100 shares of the registrant's common stock, par value $1.00 per share, were outstanding. As of August 31, 2004 19,864.87 shares of common stock, par value $0.01 per share, of our parent company, Dollar Financial Corp., were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         N/A

                          DOLLAR FINANCIAL GROUP, INC.

                                Table of Contents

                            2004 Report on Form 10-K



                                     PART I

Item 1.   Business..................................................................................     4
Item 2.   Properties................................................................................    21
Item 3.   Legal Proceedings.........................................................................    22
Item 4.   Submission of Matters to a Vote of Security Holders.......................................    22


                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities.............................................    23
Item 6.   Selected Financial Data...................................................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................    26
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................    36
Item 8.   Financial Statements and Supplementary Data...............................................    38
Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..................................................................    70
Item 9A.  Controls and Procedures...................................................................    70
Item 9B.  Other Information.........................................................................    70

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........................................    70
Item 11.  Executive Compensation....................................................................    73
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................    77
Item 13.  Certain Relationships and Related Transactions............................................    79
Item 14.  Principal Accountant Fees and Services....................................................    81


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    82

Signatures..........................................................................................    89

Item 1. BUSINESS

General

     We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,110 stores, including 638 company-operated stores, in 16 states, the District of Columbia, Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom.

     We are a New York corporation formed in 1979. We are the wholly-owned subsidiary of Dollar Financial Corp., a Delaware corporation incorporated in April 1990. We operate our store network through our direct and indirect wholly-owned foreign and domestic subsidiaries.

     Our network includes the following platforms for delivering our financial services to the consumer in our core markets:

     United States

          We operate a total of 319 stores, with 231 operating under the name "Money Mart(R)" and 88 operating under the name "Loan Mart(R)." The Money Mart stores typically offer our full range of products and services, including check cashing and short-term consumer loans. The Loan Mart stores offer short-term consumer loans and other ancillary services depending upon location. By offering short-term lending services, we hope to attract a customer who might not use check cashing services. We also have relationships with 458 document transmitter locations, such as independent mail stores and insurance offices, which assist in completing short-term consumer loans we market through a direct-to-consumer lending operation.

          Our U.S. business had revenues of $109.9 million for fiscal 2004 and $110.5 for fiscal 2003.

     Canada

          There are 311 stores in our Canadian network, of which 194 are operated by us and 117 are operated by franchisees. All stores in Canada are operated under the name "Money Mart" except locations in the Province of Quebec. The stores in Canada typically offer check cashing, short-term consumer loans and other ancillary products and services.

          Our Canadian business had revenues of $(USD)84.8 million for fiscal 2004 and $(USD)67.0 for fiscal 2003.

     United Kingdom

          There are 480 stores in our U.K. network, of which 125 are operated by us and 355 are operated by franchisees. All stores in the United Kingdom (with the exception of certain franchises operating under the name "Cash A Cheque") are operated under the name "Money Shop." The stores in the United Kingdom typically offer check cashing, short-term consumer loans and other ancillary products and services.

          Our U.K. business had revenues of $(USD)51.8 million for fiscal 2004 for $(USD)41.9 for fiscal 2003.

          We have 472 franchised locations in Canada and the United Kingdom. These franchised locations offer many of the same products and services offered by company-operated stores using the same associated trade names, trademarks and service marks within the standards and guidelines we have established. Total franchise revenues were $6.3 million for fiscal 2003 and $7.5 million for the fiscal year June 30, 2004. We also use independent third-party businesses such as mail stores and insurance offices, which we refer to as document transmitters, to assist in the transmission of short-term consumer loan applications.

     Our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood locations, extended operating hours and high-quality customer service. Our products and services, principally our check cashing and short-term consumer loan program, provide immediate access to cash for living expenses or other needs. We principally cash payroll checks, although our stores also cash government benefit, personal and income-tax-refund checks. During fiscal 2004, we cashed 8.4 million checks with a total face amount of $3.2 billion and an average face amount of $376 per check. Acting both as a servicer and as a direct lender, we originated 3.0 million short-term consumer loans with an average principal amount of $288 and a weighted average term of approximately 14 days In addition, we acted as a direct lender originating 4,675 longer-term installment loans with an average principal of $845 and a weighted average term of approximately 365 days. We also strive to provide our customers with high-value ancillary services, including Western
Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.

Industry Overview

     We operate in a sector of the financial services industry that serves the basic need of lower- and middle-income working-class individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing and short-term loans, and consumers who use these services are often underserved by banks and other financial institutions.

     Lower- and middle-income individuals represent the largest part of the population in each country in which we operate. Many of these individuals work in the service sector, which in the U.S. is one of the fastest growing segments of the workforce.

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

Competitive Strengths

     We believe that the following competitive strengths position us well for continued growth:

     Leading position in core markets. We have a leading position in core markets, operating 319 stores in the United States, 194 stores in Canada and 125 stores in the United Kingdom as of June 30, 2004. We have 117 franchised locations in Canada and 355 franchised locations in the United Kingdom. Highlights of our competitive position in these core markets include the following:

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


     Diversified Product and Geographic Mix. Our stores offer a wide range of consumer financial products and services to meet the demands of their respective locales, including check cashing, short-term consumer loans, money orders and money transfers. We also provide high-value ancillary products and services, including electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services. For fiscal 2004, the revenue contribution by our check cashing operations was 47.6%, our consumer lending operations was 39.1% and our other financial services was 13.3%. In addition to our product diversification, our business is diversified geographically. For fiscal 2004, our U.S. operations generated 44.6% of our total revenue, our Canadian operations generated 34.4% of our total revenue and our U.K. operations generated 21.0% of total revenue. Our product and geographic mix provides a diverse stream of revenue growth opportunities.

     Diversification and Management of Credit Risk. Our revenue is generated through a high volume of small dollar financial transactions, and therefore our exposure to loss from a single customer transaction is minimal. In addition, we actively manage our customer risk profile and collection efforts in order to maximize our consumer lending and check cashing revenues while maintaining losses within a targeted range. We have instituted control mechanisms that have been effective in managing risk. Such mechanisms, among others, includes the daily monitoring of initial return rates on our consumer loan portfolio. As a result, we believe that we are unlikely to sustain a material credit loss from a single transaction or series of transactions. We have experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For fiscal 2004, in our check cashing business, net write-offs as a percentage of the face amount of checks cashed were 0.2%. For the same period, with respect to loans funded directly by us, net write-offs as a percentage of originations were 1.8%.

    Management Expertise. We have a highly experienced and motivated management team at both the corporate and operational levels. Our senior management team has extensive experience in the financial services industry. Our Chairman and Chief Executive, Jeffrey Weiss, and our President Donald Gayhardt, have been with us since 1990 and have demonstrated the ability to grow our business through their operational leadership, strategic vision and experience in making selected acquisitions. Since 1990, Mr. Weiss and Mr. Gayhardt have assisted us in completing 31 acquisitions that added 418 company-operated stores. In addition, the management team is highly motivated to ensure continued business success, as they collectively own approximately 16.9% of our parent company's common stock.

Business Strategy

     Our business strategy is designed to capitalize on our competitive strengths and enhance our leading market positions. Key elements of our strategy include:

     Capitalizing on Our Enhanced Network and System Capabilities. With our network of 1,110 stores, we are well positioned to capitalize on economies of scale. Our centralized core support functions, including collections, call center, field operations and service, loan processing and tax filing, enable us to generate efficiencies by improving collections and purchasing power with our vendors. Our proprietary systems are used to further improve our customer relations and loan servicing activities, as well as to provide a highly efficient means to manage our internal as well as regulatory compliance efforts. We plan to continue to take advantage of these efficiencies to enhance network and store-level profitability.

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

     Maintaining our Customer-driven Retail Philosophy. We strive to maintain our customer-service-oriented approach and meet the basic financial service needs of our working, lower- and middle-income customers. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. We offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain markets, we operate stores that are open 24 hours a day. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our U.S. stores to measure customer service performance. We plan to continue to develop ways to improve our performance, including incentive programs to reward employees for exceptional customer service.

    Introducing Related Products and Services. We offer our customers multiple financial products and services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high value products and services offered by us. These products and services enable our customers to manage their personal finances more effectively. For example, in fiscal 2003, we introduced reloadable debit cards and customer loyalty programs in many of our stores. We also offered new tax-based products to our Canadian customers, providing qualified individuals with cash advances against anticipated tax refunds. We intend to continue to innovate and develop new products and services for our customers.

    Expansion of Our Franchising Strategy. We intend to expand the reach of our business and our network through an extension of our existing franchising strategy. In Canada and the United Kingdom, we have developed our leading market positions in part through the use of a franchising strategy that allowed us to expand without incurring additional capital expenditures. As of June 30, 2004, we had 117 franchised locations in Canada and 355 franchised locations in the United Kingdom.

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

Canadian Customers

     Based on recent market research surveys, we believe that the demographics of our Canadian customers are somewhat different from those of our U.S. customers. Our typical Canadian check cashing customer is approximately 32 years old, employed in the trades/labor sector and earning $(USD)28,000 annually. Our typical Canadian short-term loan customer is 25 to 44 years old, employed in the services sector and earning $(USD)35,000 annually. Approximately 60% of our Canadian customers are male and 40% are female. In contrast to the United States, 66% of our Canadian check cashing customers have bank accounts. Our research shows that these customers continue to use our services because of our fast and courteous service, the stores' extended operating hours and convenient locations.

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

Products and Services

     Customers typically use our stores to cash checks (payroll, government and personal), obtain short-term consumer loans and use one or more of the additional financial services available at most locations including Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.

Check Cashing

     Customers may cash all types of checks at our check cashing locations, including payroll checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear. Before we distribute any cash, we verify both the customer's identification and the validity of the check (occasionally using multiple sources) as required by our standard verification procedures. Customers are charged a fee for this service (typically a small percentage of the face value of the check). The fee varies depending on the size and type of check cashed as well as the customer's check cashing history at our stores. For fiscal 2004, check cashing fees averaged approximately 3.70% of the face value of checks cashed.

     The following chart presents summaries of revenue from our check cashing operations, broken down by consolidated operations, U.S. operations and Canadian and U.K. operations for the periods indicated below:

                                                                     Year ended June 30,
                                    --------------------------------------------------------------------------------------
                                           2000              2001             2002             2003            2004
                                    --------------------------------------------------------------------------------------
Consolidated operations:
Face amount of checks cashed.......     $2,743,765,000   $3,046,705,000    $2,969,455,000  $2,938,950,000  $3,169,350,000
Number of checks cashed............          8,204,528        9,001,635         8,689,819       8,568,944       8,427,990
Average face amount per check......            $334.42          $338.46           $341.72         $342.98         $376.05
Average fee per check..............             $11.87           $11.74            $12.06          $12.65          $13.93
Average fee as a % of face amount..              3.55%            3.47%             3.53%           3.69%           3.70%

U.S. operations:
Face amount of checks cashed.......     $1,712,912,000   $1,728,504,000    $1,636,967,000  $1,384,958,000  $1,349,956,000
Number of checks cashed............          4,654,747        4,485,393         4,317,534       3,855,664       3,621,174
Average face amount per check......            $367.99          $385.36           $379.14         $359.20         $372.80
Average fee per check..............             $12.17           $12.19            $12.41          $12.75          $13.18
Average fee as a % of face amount..              3.31%            3.16%             3.27%           3.55%           3.54%

                                                                     Year ended June 30,
                                    --------------------------------------------------------------------------------------
Canadian and U.K. operations:              2000              2001             2002             2003            2004
                                    --------------------------------------------------------------------------------------
Face amount of checks cashed.......     $1,030,853,000   $1,318,201,000    $1,332,488,000  $1,553,992,000  $1,819,394,000
Number of checks cashed............          3,549,781        4,516,242         4,372,285       4,713,280       4,806,816
Average face amount per check......            $290.40          $291.88           $304.76         $329.71         $378.50
Average fee per check..............             $11.47           $11.30            $11.71          $12.58          $14.50
Average fee as a % of face amount..              3.95%            3.87%             3.84%           3.82%           3.83%


     If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then send the check to our internal collections department, or occasionally directly to the store, for collection. Our employees contact the maker and/or payee of each returned check. In certain circumstances, we will take appropriate legal action. Recoveries on returned items are credited in the period when the recovery is received. During fiscal 2004, we collected 73.6% of the face value of returned checks.

     The following chart presents summaries of our returned check experience, broken down by consolidated operations, U.S. operations and Canadian and U.K. operations for the periods indicated below:

                                                                       Year ended June 30,
                                           -----------------------------------------------------------------------------
                                                2000           2001            2002           2003           2004
                                           -----------------------------------------------------------------------------
Consolidated operations:
Face amount of returned checks............    $22,870,000     $27,938,000     $27,874,000   $26,164,000     $29,061,000
Collections on returned checks............     17,100,000      19,752,000      20,812,000    19,426,000      21,399,000
Net write-offs of returned checks.........      5,770,000       8,186,000       7,062,000     6,738,000       7,662,000
Collections  as a  percentage  of returned
   checks.................................          74.7%           70.7%           74.7%         74.2%           73.6%
Net write-offs as a percentage of check
   cashing revenues.......................           5.9%            7.7%            6.7%          6.2%            6.5%
Net  write-offs  as a  percentage  of face
   amount of checks cashed................          0.21%           0.27%           0.24%         0.22%           0.24%

U.S. operations:
Face amount of returned checks............    $12,023,000     $14,519,000     $15,411,000   $12,046,000     $13,761,000
Collections on returned checks............      7,811,000       8,872,000      10,560,000     8,335,000      10,285,000
Net write-offs of returned checks.........      4,212,000       5,647,000       4,851,000     3,711,000       3,476,000
Collections  as a  percentage  of returned
   checks.................................          65.0%           61.1%           68.5%         69.2%           74.7%
Net write-offs as a percentage of check
   cashing revenues.......................           7.4%           10.3%            9.1%          7.6%            7.3%
Net  write-offs  as a  percentage  of face
   amount of checks cashed................          0.25%           0.33%           0.30%         0.25%           0.26%

Canadian and U.K. operations:
Face amount of returned checks............    $10,847,000     $13,419,000     $12,463,000   $14,118,000     $15,300,000
Collections on returned checks............      9,289,000      10,880,000      10,252,000    11,091,000      11,114,000
Net write-offs of returned checks.........      1,558,000       2,539,000       2,211,000     3,027,000       4,186,000
Collections  as a  percentage  of returned
   checks.................................          85.6%           81.1%           82.3%         78.6%           72.6%
Net write-offs as a percentage of check
   cashing revenues.......................           3.8%            5.0%            4.3%          5.1%            6.0%
Net  write-offs  as a  percentage  of face
   amount of checks cashed................          0.15%           0.19%           0.17%         0.20%           0.23%

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

     Since June 13, 2002, we have acted as a servicer for County Bank of Rehoboth Beach, Delaware and since October 18, 2002, for First Bank of Delaware. On behalf of these banks, we market unsecured short-term loans to customers with established bank accounts and verifiable sources of income. Loans are made for amounts up to $700, with terms of 7 to 23 days. Under these programs, we earn servicing fees, which may be reduced if the related loans are not collected. We maintain a reserve for estimated reductions. In addition, we maintain a reserve for anticipated losses for loans we make directly. In order to estimate the appropriate level of these reserves, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods. During fiscal 2004, County Bank originated or extended approximately $136.2 million of loans through our locations and document transmitters. First Bank originated or extended approximately $249.1 million of loans through us during this period. County Bank originated or extended approximately $277.9 million of loans through us during fiscal 2003 and First Bank originated or extended approximately $92.5 million of loans through us for the same period.

     We also originate unsecured short-term loans to customers on our own behalf in Canada, the United Kingdom and certain U.S. markets. We bear the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $500, with terms of 7 to 37 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers' income with terms of 1 to 35 days. We issue loans in the United Kingdom for up to (pound)600, with a term of 28 days. We originated or extended approximately $491.4 million of the short-term consumer loans through our locations and document transmitters during fiscal 2004 and approximately $428.7 million through our locations and document transmitters during 2003. In addition, beginning in fiscal 2003 we acted as a direct lender originating 1,402 longer-term installment loans with an average principal of $793 and a weighted average term of approximately 365 days. In fiscal 2004, we originated 4,675 longer-term installment loans with an average principal amount of $845 and a weighted average term of approximately 365 days. We originated or extended installment loans through our locations in the United Kingdom of approximately $1.1 million in fiscal 2003 and $3.9 million in fiscal 2004 and introduced this product in certain U.S. and Canadian markets late in fiscal 2004.

     We had approximately $29.1 million of consumer loans on our balance sheet at June 30, 2004 and approximately $21.4 million on June 30, 2003. These amounts are reflected in total loans receivable. Loans receivable, net at June 30, 2004 are reported net of a reserve of $2.3 million related to consumer lending. Loans receivable at June 30, 2003 are reported net of a reserve of $1.3 million related to consumer lending.

     The   following   table   presents  a  summary  of  our  consumer   lending
originations, which includes loan extensions, and revenues for the following periods (dollars in thousands):

                                                                           Year ended June 30,
                                                               --------------------------------------------
                                                                   2002          2003           2004
                                                               --------------------------------------------
                                                                             (in thousands)
U.S. company funded consumer loan originations(1)............. $      19,723 $      81,085 $        65,868
Canadian company funded consumer loan originations(2).........       188,632       248,149         309,016
U.K. company funded consumer loan originations(2).............        76,344        99,499         116,532
                                                               --------------------------------------------
Total company funded consumer loan originations............... $     284,699 $     428,733 $       491,416
                                                               ============================================

Servicing revenues, net....................................... $      44,765 $      41,175 $        47,144
U.S. company funded consumer loan revenues....................         3,545        14,137           9,873
Canadian company funded consumer loan revenues................        16,280        22,492          31,479
U.K. company funded consumer loan revenues....................        10,763        13,725          17,750
Provision for loan losses on company funded loans.............        (5,554)       (9,967)         (9,928)
                                                               --------------------------------------------
Total consumer lending revenues, net.......................... $      69,799 $      81,562 $        96,318


Gross charge-offs of company funded consumer loans............ $      23,684 $      42,497 $        45,074
Recoveries of company funded consumer loans...................        18,130        32,105          36,102
                                                               --------------------------------------------
Net charge-offs on company funded consumer loans.............. $       5,554 $      10,392 $         8,972
                                                               ============================================

Gross charge-offs of company funded consumer loans as a
   percentage of total company funded consumer loan
   originations...............................................          8.4%          9.9%            9.2%
Recoveries of company funded consumer loans as a
   percentage of total company funded consumer loan
   originations...............................................          6.4%          7.5%            7.4%
Net charge-offs on company funded consumer loans as a
   percentage of total company funded consumer loan
   originations...............................................          2.0%          2.4%            1.8%

     (1)Our company-operated stores in the United States originate company funded and bank funded short-term consumer loans. Document transmitter locations in the United States originate only bank funded loans.

     (2)All consumer loans originated in Canada and the United Kingdom are company funded.

     Following are the number of company-operated U.S. stores at each period end that originate company funded and bank funded loans.

                                                                            Year ended June 30,
                                                                 ------------------------------------------
                                                                    2002          2003            2004
                                                                 ------------ -------------- --------------
U.S. stores originating company funded loans.................         164            33              43
U.S. stores originating bank funded loans....................         178           286             275
                                                                 ------------ -------------- --------------
Total U.S. stores originating short-term consumer loans......         342           319             318
                                                                 ============ ============== ==============


    The increase in total company funded originations of $59.9 million in fiscal 2004 over fiscal 2003, as well as in prior periods, was driven primarily by increases in originations in Canada and the United Kingdom from newly opened stores. Eagle National Bank discontinued the business of offering short-term consumer loans through our stores pursuant to a December 18, 2001 consent order entered into with the U.S. Comptroller of the Currency. Under the program with Eagle National Bank, we earned marketing and servicing fees. Eagle originated or extended approximately $402.7 million of loans through us during fiscal 2002.

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

     Among our most significant products and services other than check cashing and short-term loans are the following:

o Money Transfers--Through a strategic alliance with Western Union, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 170,000 agents in more than 190 countries throughout the world. We receive a percentage of the commission charged by Western Union for the transfer. For fiscal 2004, we generated total money transfer revenues of $13.1 million, primarily at our check cashing stores.

o Money Orders--Our stores issue money orders for a minimal fee. Customers who do not have checking accounts typically use money orders to pay rent and utility bills. During fiscal 2004, money order transactions had an average face amount of $160.1 and an average fee of $1.05. For fiscal 2004, our customers purchased 2.3 million money orders, generating total money order revenues of $2.4 million.

Store Operations

Locations

     The following chart sets forth the number of stores in operation as of the dates:

                                    June 30,
                                                 ------------------------------------------
                  Markets                          2000    2001    2002    2003     2004
                  -------                        ------------------------------------------

CALIFORNIA

Southern.................................            44       47      47     47       47
Northern.................................            92       95      93     91       90

ARIZONA
Phoenix..................................            34       40      45     43       43
Tucson...................................             7       13      16     16       16

OHIO
Cleveland................................            21       19      19     18       18
Other Ohio cities (1)....................             7        5       4      4        4

PENNSYLVANIA
Philadelphia.............................            11        8       8      6        6
Pittsburgh...............................            10       11      11     11       11

OTHER UNITED STATES
Washington...............................            17       21      18     18       18
Virginia.................................            15       16      16     16       16
Oklahoma.................................             8       13      13     10       10
Nevada...................................             1       11      11      8        8
Colorado.................................             6       14      15      7        7
Oregon...................................             2        5       5      5        5
Louisiana................................             3        4       4      4        4
Texas....................................             3        3       4      4        4
Utah.....................................             7        5       5      4        4
New Mexico...............................             4        3       3      3        3
Hawaii...................................             3        3       3      3        3
Maryland/D.C.............................             4       11      10      2        1
Wisconsin................................             1        1       1      1        1
CANADA
Company operated.........................           139      157     167    181      194
Franchised locations.....................            81       86      87    109      117

UNITED KINGDOM
Company operated.........................           107      126     123    122      125
Franchised locations.....................           264      261     290    351      355
                                                 ------------------------------------------
Total stores.............................           891      978   1,018  1,084    1,110
                                                 ==========================================


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

     Since fiscal 2001, the number of stores operated by us in the United States has declined from 348 to 319. From fiscal 2001 through fiscal 2004, we did not renew store leases, which were scheduled to expire, in various markets because we determined that our operating margins in these locations were not satisfactory. We expect the number of stores in the United States to remain relatively stable in the foreseeable future, as we anticipate focusing our new store and acquisition strategy in Canada and the United Kingdom.

Acquisitions

     Since   1990,   we  have   grown  our  store   network   domestically   and
internationally in part through acquisitions. We have successfully targeted, executed and closed over 31 acquisitions that added 418 company-owned stores.

     In November 1996, we completed our first acquisition of Canadian stores, adding 36 company operated locations and 107 franchised locations. We now operate 194 stores in Canada and have 117 franchised locations. During fiscal 1998, we opened our first Loan Mart stores in the United States, offering only short-term consumer loans. We have continued to build new Loan Mart stores in a number of markets in the United States and today operate 88 of these stores. In February 1999, we completed our first acquisition of stores in the United Kingdom when we purchased 11 stores. Since entering the U.K. market, we have completed five additional acquisitions of chains which added 74 company-operated stores and 265 franchised locations, built 40 new company-operated stores and added 90 new franchised locations, net. We now operate a total of 125 stores in the United Kingdom and have 355 franchised locations.

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

Security

     The principal security risks to our operations are robbery and defalcation. We have put in place extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss. We believe that our systems are among the most effective in the industry. Net security losses represented less than 0.6% of total revenues for fiscal 2004, a decline from net security losses of 0.8% of total revenues for fiscal 2003.

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

Competition

     Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. The industry in which we operate in the United States is highly fragmented. An independent industry report estimated the number of check cashing outlets at 13,000 in March 2002, an increase from the approximately 2,200 national listings in 1986, according to a similar industry survey. We believe we operate one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining competitors being local chains and single-unit operators. According to an industry survey, the seven largest check cashing chains in the United States control fewer than 22% of the total number of U.S. stores, reflecting the industry's fragmented nature. An independent report estimated the number of stores offering short-term consumer loans as their principal business at approximately 15,000 as of December 2002.

     In Canada, we believe that we are the industry leader and that we hold a dominant market share with exceptional brand awareness. In a recent public opinion study of three major metropolitan markets in English speaking Canada, we found that we have achieved brand awareness of 85%. We estimate that the number of outlets offering check cashing and/or short-term consumer loans to be 1,100. We believe there is only one other network of stores with over 100 locations and only three chains with over 50 locations. While we believe that we enjoy almost 30% market share by outlet in Canada, our research estimates our market share by volume of business to be closer to 50%.

     Based on information from the British Cheque Cashers Association, we believe that we have a U.K. market share of approximately 25%. In addition, we believe that our 480 company-operated and franchised stores account for up to 40% of the total check cashing transactions performed at check cashing stores in the United Kingdom. In the consumer lending market, recent research indicates that the market for small, short-term loans is served by approximately 1,500 store locations, which include check cashers, pawn brokers and home-collected credit companies.

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

Regulation

     We are subject to regulation by foreign, federal and state governments that affects the products and services we provide. In general, this regulation is designed to protect consumers who deal with us and not to protect the holders of our securities, including our common stock.

Regulation of Check Cashing

     To date, regulation of check cashing fees has occurred on the state level. We are currently subject to fee regulation in seven states: Arizona, California, Hawaii, Louisiana, Maryland, Ohio, Pennsylvania and the District of Columbia where regulations set maximum fees for cashing various types of checks. Our fees comply with all state regulations.

     Some states, including California, Ohio, Pennsylvania, Utah, Washington and the District of Columbia have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements, while others require check cashing stores to file fee schedules with the state.

     In Canada, the federal government does not directly regulate our industry, nor do provincial governments generally impose any regulations specific to the industry. The exception is in the Province of Quebec, where check cashing stores are not permitted to charge a fee to cash government checks.

     In the United Kingdom, as a result of the Cheques Act of 1992, banks are now liable to refund checks cleared by the bank that involved fraud or dishonesty. For this reason, banks have invoked more stringent credit inspection and indemnity criteria for all individuals and businesses wishing to operate a check clearing facility such as ours. Additionally, in 2001 the Money Laundering Act of 1993 was enhanced, required check cashing, money transfer and bureau de change providers to be licensed. We currently comply with these more stringent rules and regulations.

Regulation of Consumer Lending

     In the majority of states where we engage in consumer lending, we act as a servicer for County Bank or First Bank, federally insured financial institutions both chartered under the laws of the state of Delaware. We provide County Bank and First Bank with marketing, servicing and collections services for their unsecured short-term loan products that are offered under our brand name Cash 'Til Payday(R).

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

     We have determined, primarily for regulatory reasons, that we should make consumer loans directly to consumers in seven states where advantageous enabling legislation exists: California, Colorado, Louisiana, Oklahoma, Oregon, Virginia and Wisconsin. We do not plan to open any company-operated stores to engage in the consumer lending business in 13 other states where legislation is unfavorable or the service is not likely to be profitable. We currently can participate in the consumer lending business in all states where we have a sizable presence, although there is no guarantee that this situation will continue. We recently ceased offering short-term consumer loans in Georgia in response to a law passed by the state legislature prohibiting these loans. Our short-term consumer lending business in Georgia was immaterial financially, generating revenues of $755,000 in fiscal 2004 and $500,000 in fiscal 2003, and we had no company-operated stores in that state. We are not currently aware of similar legislation that would require us to exit markets where we generate significant revenues.

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

Other Regulation

     We operate a total of 137 stores in California. This state has enacted a so-called "prompt remittance" statute. This statute specifies a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money orders. In this way, the statute limits the number of days, known as the "float," that we have use of the money from the sale of the money order.

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

Employees

     On June 30, 2004, we employed 3,343 persons worldwide, consisting of 320 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments and 3,023 persons in our stores, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel.

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

Item 2. PROPERTIES

     All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. With respect to leased locations open as of June 30, 2004, the following table shows the total number of leases expiring during the periods indicated, assuming the exercise of our renewal options:

      Period Ending           Number of
         June 30,          Leases Expiring
      --------------       ---------------
        2005                     111
        2006 - 2009              425
        2010 - 2014              112
        2015 - 2019               12
        2020 - 2024                1
                               ------
                                 661
                               ======

     The following table reflects the change in the number of stores during fiscal years 2002, 2003 and 2004:

                                                         2002     2003    2004
                                                      -------- -------- -------
       Number of stores at beginning of period            978    1,018   1,084
           New stores opened                               25       14      14
           Stores acquired                                  1        5       3
           Stores closed                                 (16)     (36)     (3)
           Net change in franchise stores                  30       83      12
                                                      -------- -------- -------
       Number of stores at end of period                1,018    1,084   1,110
                                                      ======== ======== =======

Item 3. LEGAL PROCEEDINGS

     We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law
(Chin)  and that we  computed  bonuses  payable to our store  managers  using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. Approximately 92% of these settlement offers have been accepted. Plaintiff's' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits; and believe we have meritorious defenses to the claims asserted in those matters. We believe the outcome of such litigation will not significantly affect our financial results.

     On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, we moved to stay the action as against us and to compel arbitration of plaintiff's claims as required by his agreement with us. The court's decision denying that motion is presently on appeal. We believe we have meritorious defenses to the action and intend to defend it vigorously. We believe the outcome of such litigation will not significantly affect our financial results.

     On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, we were served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. A similar action was also filed in the Court of Queen's Bench of Manitoba on April 26, 2004 by Nicole Blasko. The allegations and putative class in the Smith and Blasko actions are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to above, Mortillaro, Young, Smith and Blasko have agreed to arbitrate all disputes with us. We believe that we have meritorious procedural and substantive defenses to the claims of each of these plaintiffs, and we intend to defend the claims vigorously. We believe the outcome of such litigation will not significantly affect our financial results.

     In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. In our opinion, the outcome of such litigation and proceedings will not significantly affect our financial results.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for our common stock.

     Dollar Financial Corp. (formerly known as DFG Holdings, Inc.) is the sole record and beneficial owner of all of our outstanding common stock. For information regarding certain of the beneficial owners of Dollar Financial Corp.'s common stock, please see "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

     We did not pay any cash dividends in respect of our common stock during fiscal 2003 and fiscal 2004. The Indenture dated November 13, 2003 between us and U.S. Bank, National Association as trustee (the "Indenture"), relating to our 9.75% Senior Notes due 2011, as well as our credit agreement, contain restrictions on our declaration and payment of dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements included elsewhere in this report.

Item 6. SELECTED FINANCIAL DATA

     We derived the following historical financial information from our audited consolidated financial statements as of June 30, 2003 and June 30, 2004 and for each of the years in the three-year period ended June 30, 2004, which are included elsewhere in this report, and our audited consolidated financial statements as of and for the years ended June 30, 2000, June 30, 2001 and June 30, 2002. This table should be read together with the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations" and our audited consolidated financial statements and related notes included in "Item 8 - Financial Statements of Supplementary Data."

Selected Financial Data:                                                   Year ended June 30,
                                         --------------------------------------------------------------------------------------
                                                2000(1)          2001(2)             2002             2003            2004
                                         --------------------------------------------------------------------------------------
                                                           (dollars in thousands, except Check Cashing Data)

Statement of Operations Data:
Revenues:
   Revenues from check cashing........   $         97,350   $        105,690  $       104,792 $        108,435 $       117,397
   Consumer lending:
        Fees from consumer lending....             44,974             77,854           97,712          106,557         120,807
        Provision for loan losses and
            adjustment to servicing
            revenue...................            (10,187)           (19,487)         (27,913)         (24,995)        (24,489)
                                         --------------------------------------------------------------------------------------
   Consumer lending, net..............             34,787             58,367           69,799           81,562          96,318
   Money transfer fees................              7,881              9,444           10,098           11,652          13,052
   Other revenues.....................             25,735             21,998           17,287           17,739          19,663
                                         --------------------------------------------------------------------------------------
Total revenues........................            165,753            195,499          201,976          219,388         246,430

Store and regional expenses:
   Salaries and benefits..............             47,058             57,453           65,295           69,799          76,008
   Occupancy..........................             12,800             16,881           18,087           18,856          19,805
   Depreciation.......................              4,683              5,829            6,522            5,859           6,546
   Other..............................             36,503             45,321           46,238           47,766          53,321
                                         --------------------------------------------------------------------------------------
Total store and regional expenses.....            101,044            125,484          136,142          142,280         155,680

Establishment of reserves for new
   consumer lending arrangements......                  -                  -            2,244                -               -
Corporate expenses....................             22,342             22,500           24,516           31,241          32,813
Losses on store closings and sales and
   other restructuring................                249                926            1,435            3,987             361
Goodwill amortization (3).............              5,564              4,710                -                -               -
Other depreciation and amortization...              1,620              1,952            2,709            3,320           3,286
Interest expense, net of interest
   income.............................             17,491             20,361           18,694           20,168          25,303
Loss on extinguishment of debt........                  -                  -                -                -           7,486
Litigation settlement costs...........                  -                  -                -            2,750               -
                                         --------------------------------------------------------------------------------------
Income before income taxes............             17,443             19,566           16,236           15,642          21,501
Income tax provision(4) ..............             12,043             12,876           10,199           13,511          16,589
                                         --------------------------------------------------------------------------------------

Net income ...........................   $          5,400   $          6,690  $         6,037 $          2,131 $         4,912
                                         ======================================================================================


Operating and Other Data:
Net cash provided by (used in):
   Operating activities...............   $         16,792   $         16,442  $        14,453 $          3,832 $        20,372
   Investing activities...............            (44,526)           (32,365)         (10,108)         (10,679)         (8,619)
   Financing activities...............             35,306             15,602            9,409          (10,897)        (16,468)

Stores in operation at end of period..
   Company-owned......................                546                631              641              624             638
   Franchised stores and check cashing
      merchants.......................                345                347              377              460             472
                                         --------------------------------------------------------------------------------------
Total ................................                891                978            1,018            1,084           1,110
                                         ======================================================================================
Check Cashing Data:
Face amount of checks cashed..........   $  2,743,765,000   $  3,046,705,000  $ 2,969,455,000 $  2,938,950,000 $ 3,169,350,000
Number of checks cashed...............          8,204,528          9,001,635        8,689,819        8,568,944       8,427,990
Average face amount per check cashed..            $334.42            $338.46          $341.72          $342.98         $376.05
Average fee per check.................             $11.87             $11.74           $12.06           $12.65          $13.93
Average fee as a % of face amount.....              3.55%              3.47%            3.53%            3.69%           3.70%

Balance Sheet Data (at end of period):
Cash..................................   $         73,288   $         72,452  $        86,633 $         71,805 $        69,266
Total assets..........................            259,714            276,544          292,480          298,289         321,034
Total indebtedness....................            179,146            197,136          208,191          198,970         241,281
Shareholder's equity..................             39,595             42,624           53,515           67,688          38,017

(1) On July 7, 1999, we acquired all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited , which operated 44 company owned stores in the UK. The initial purchase price for this acquisition was $12.5 million and was funded through excess internal cash, our revolving credit facility and our 10 7/8% Senior Subordinated Notes Due 2006. The excess of the purchase price over the fair value of the identifiable net assets acquired was $8.2 million. Additional consideration of $9.7 million was subsequently paid based under the profit-based earn-out agreement. On November 18, 1999, we acquired all of the outstanding shares of Cheques R Us, Inc. and Courtenay Money Mart Ltd., which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.2 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.1 million. On December 15, 1999, we acquired all of the outstanding shares of Cash Centres Corporation Limited, which operated five company owned stores and 238 franchises in the UK. The aggregate purchase price for this acquisition was $8.4 million and was funded through our revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. Additional consideration of $2.7 million was subsequently paid based under a profit-based earn-out agreement. On
     February 10, 2000, we acquired substantially all of the assets of CheckStop, Inc., which is a payday-loan business operating through 150 independent document transmitters in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through our revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. Additional consideration of $250,000 was subsequently paid based upon a future results of operations earn-out agreement.
(2) On August 1, 2000, we purchased all of the outstanding shares of West Coast Chequing Centres, Ltd, which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess price over the fair value of identifiable net assets acquired was $1.4 million. On August 7, 2000, we purchased substantially all of the assets of Fast `n Friendly Check Cashing, which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through our revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid based on a revenue earn-out agreement. On August 28, 2000, we purchased primarily all of the assets of Ram-Dur Enterprises, Inc. d/b/a AAA Check Cashing Centers, which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through our revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million. On December 5, 2000, we purchased all of the outstanding shares of Fastcash Ltd., which operated 13 company owned stores and 27 franchises in the UK. The aggregate purchase price for this acquisition was $3.1 million and was funded through our revolving credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. Additional consideration of $2.0 million was subsequently paid during fiscal 2003 based upon a future results of operations earn-out agreement.
(3) On July 1, 2001, we adopted Financial Accounting Standards Board Opinion No. 142 "Goodwill and Other Intangible Assets". In accordance with the provisions of SFAS No. 142 we ceased amortization of goodwill.
(4) As a result of our refinancing in November 2003, we do not expect to continue to pay U.S. tax on our foreign earnings for the foreseeable future. This will result in a substantial reduction in our effective tax rate. The amount of such tax was as follows (dollars in thousands):

                                Year ended June 30,
               ---------------------------------------------------
                  2000      2001     2002      2003       2004
                  ----      ----     ----      ----       ----

                 1,745     $3,189   $2,370    $5,162     $2,349

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, if we fund the loans directly, interest and fees on the loans.

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

     In our discussion of our financial condition and results of operations, we refer to stores, franchises and document transmitters that were open for an entire period and the comparable prior period as comparable stores, franchises and document transmitters.

Discussion of Critical Accounting Policies

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We evaluate these estimates on an ongoing basis, including those related to revenue recognition, loss reserves and intangible assets. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

     We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

     With respect to company-operated stores, revenue from our check cashing, money order sales, money transfer and bill payment services and other miscellaneous services reported in other revenues on our statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

     With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalty payments from our franchisees are recognized as earned.

     For short term consumer loans that we make directly, which have terms ranging from 1 to 37 days, revenue is recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in "Company Funded Consumer Loan Loss Reserves Policy."

     In addition to the short-term consumer loans originated and funded by us, we also have relationships with two banks, County Bank of Rehoboth Beach, Delaware and First Bank of Delaware. Pursuant to these relationships, we market and service short-term consumer loans, which have terms ranging from 7 to 23 days, that are funded by the banks. The banks are responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks' loans are not reflected on our balance sheet. We earn a marketing and servicing fee for each loan that is paid by borrowers to the banks.

     For loans funded by County Bank, we recognize net servicing fee income ratably over the life of the related loan. In addition, each month County Bank withholds certain servicing fees payable to us in order to maintain a cash reserve. The amount of the reserve is equal to a fixed percentage of outstanding loans at the beginning of the month plus a percentage of the finance charges collected during the month. Each month, net credit losses are applied against County Bank's cash reserve. Any excess reserve is then remitted to us as a collection bonus. The remainder of the finance charges not applied to the reserve are either used to pay costs incurred by County Bank related to the short term loan program, retained by the bank as interest on the loan or distributed to us as a servicing fee.

     For loans funded by First Bank of Delaware, we recognize net servicing fee income ratably over the life of the related loan. In addition, the bank has established a target loss rate for the loans marketed and serviced by us. Servicing fees payable to us are reduced if actual losses exceed this target loss rate by the amount they exceed it. If actual losses are below the target loss rate, the difference is paid to us as a servicing fee. The measurement of the actual loss rate and settlement of servicing fees occurs twice every month.

     Because our servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current collections patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks' outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $1,093 at June 30, 2003 and $1,380 at June 30, 2004.

    If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues. The total amount of outstanding loans owed to the banks did not change significantly during the periods ended June 30, 2004 and June 30, 2003, and during these periods the loss rates on loans declined. As a result of these factors, we did not increase our reserve for servicing fee adjustments. We serviced $385 million loans for County Bank and First Bank during fiscal 2004 and $370 million during fiscal 2003. At June 30, 2004 and 2003 we serviced $15.2 million and $15.0 million, respectively, for County Bank and First Bank.

Company Funded Consumer Loan Loss Reserves Policy

     We maintain a loan loss reserve for anticipated losses for loans we make directly through some of our company-operated locations. To estimate the appropriate level of loan loss reserves we consider the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional provisions in future periods.

     When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer's bank account on the stated maturity date of the loan. If the check or the debit to the customer's account is returned from the bank unpaid, we immediately record a charge-off against the consumer loan loss reserve for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the loan loss reserve as a result of the calculations in the preceding paragraph, is charged against revenues. As a result of the increase in our installment loan portfolio, we increased our loan loss reserve during fiscal 2004.

Check Cashing Returned Item Policy

     We charge operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense during the period in which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. These net losses are charged to returned checks, net and cash shortages in the consolidated statements of operations.

Goodwill

     We have significant goodwill on our balance sheet. The testing of goodwill for impairment under established accounting guidelines also requires significant use of judgment and assumptions. In accordance with accounting guidelines, we determine the fair value of our reporting units multiples of earnings of other companies. Goodwill is tested and reviewed for impairment on an ongoing basis under established accounting guidelines. However, changes in business conditions may require future adjustments to asset valuations.

Income Taxes

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing the impact of differing treatment of items for tax and accounting purposes. If an item is treated differently for tax and accounting purposes, we report the difference as a deferred tax asset or liability, on our consolidated balance sheet. When then assess the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery of a deferred tax asset is not likely, we establish a valuation allowance.

Results of Operations

     The following table sets forth our results of operations as a percentage of total consolidated revenues for the following periods:

                                                                              Year ended June 30,
                                                                           ---------------------------
                                                                             2002     2003     2004
                                                                           ---------------------------
Statement of Operations Data:
Total revenues:
    Check cashing.........................................................   51.8%    49.4%    47.6%
    Consumer lending, net.................................................   34.6     37.2     39.1
    Money transfers.......................................................    5.0      5.3      5.3
    Other ................................................................    8.6      8.1      8.0
                                                                           ---------------------------
Total revenues............................................................  100.0    100.0    100.0

U.S. revenues:
    Check cashing.........................................................   26.5     22.4     19.4
    Consumer lending, net.................................................   23.4     23.3     21.9
    Money transfers.......................................................    2.2      2.2      1.8
    Other ................................................................    3.8      2.5      1.4
                                                                           ---------------------------
Total U.S. revenues.......................................................   55.9     50.4     44.5

Canada revenues:
    Check cashing.........................................................   15.0     15.1     15.6
    Consumer lending, net.................................................    6.6      8.8     11.6
    Money transfers.......................................................    2.2      2.3      2.4
    Other ................................................................    3.7      4.3      4.9
                                                                           ---------------------------
Total Canada revenues.....................................................   27.5     30.5     34.5

United Kingdom revenues:
    Check cashing.........................................................   10.3     11.9     12.6
    Consumer lending, net.................................................    4.6      5.1      5.6
    Money transfers.......................................................    0.6      0.8      1.1
    Other ................................................................    1.1      1.3      1.7
                                                                           ---------------------------
Total United Kingdom revenues.............................................   16.6     19.1     21.0

Store and regional expenses:
    Salaries and benefits.................................................   32.3     31.8     30.8
    Occupancy.............................................................    9.0      8.6      8.0
    Depreciation..........................................................    3.2      2.7      2.7
    Other.................................................................   22.9     21.8     21.7
                                                                           ---------------------------
Total store and regional expenses.........................................   67.4     64.9     63.2

Establishment of reserves for new consumer lending arrangements............   1.1        -        -
Corporate expenses........................................................   12.1     14.2     13.3
Losses on store closings and sales and other restructuring................    0.8      1.8      0.1
Other depreciation and amortization.......................................    1.3      1.5      1.3
Interest expense, net of interest income..................................    9.3      9.2     10.3
Loss on extinguishment of debt............................................      -        -      3.0
Litigation settlement costs...............................................      -      1.3        -
                                                                           ---------------------------

Income before income taxes................................................    8.0      7.1      8.8
Income tax provision .....................................................    5.0      6.1      6.8
                                                                           ---------------------------
Net income................................................................    3.0%     1.0%     2.0%
                                                                           ===========================


Year Ended June 30, 2004 Compared to the Year Ended June 30, 2003

     Revenues. Total revenues were $246.4 million for fiscal 2004 compared to $219.4 million for fiscal 2003, an increase of $27.0 million or 12.3%. Comparable store, franchised store and document transmitter sales for the entire period increased $24.8 million or 11.5%. New store openings accounted for an increase of $3.6 million while closed stores accounted for a decrease of $1.7 million. Favorable foreign currency rates attributed to $12.3 million of the increase for the fiscal year. In addition to the currency benefit, revenues in the United Kingdom for the fiscal year increased by $5.8 million primarily related to revenues from check cashing and the impact of a new installment loan product. Revenues in Canada for the fiscal year increased $9.6 million after adjusting for favorable exchange rate. An increase in volume of short-term consumer loans originated in Canada and higher consumer loan pricing contributed to the increase in Canadian revenues . In addition, our Canadian subsidiary introduced a new tax product in all of its stores offering refund anticipation loans and electronic Canadian tax filing. This product, which was only tested in a limited number of locations in the prior year period, added $1.0 million in revenue for the fiscal year, which is included in other revenues. In the United States, revenues declined $612,000 for the fiscal year, primarily due to the decline in our distribution of government assistance food coupons. California, the last state in which we offer food coupons, is implementing an electronic benefits transfer system designed to disburse public assistance benefits directly to individuals. Beginning in fiscal 2005, we do not expect to derive any revenue from the distribution of government assistance food coupons. Revenues from franchise fees and royalties accounted for $7.5 million, or 3.0% of total revenues, for the fiscal year compared to $6.3 million, or 2.9% of total revenues, for the same period in 2003, representing a $1.2 million, or 19.0%, increase. Stronger foreign currencies in both the United Kingdom and Canada accounted for $721,000, or 60.1%, of the increase. The balance of the increase resulted from the addition of a total of 12 franchised locations during fiscal 2004 and an overall increase in revenues generated by existing franchises.

     Store and Regional Expenses. Store and regional expenses were $155.7 million for fiscal 2004 compared to $142.3 million for fiscal 2003, an increase of $13.4 million or 9.4%. The impact of foreign currencies accounted for $6.4 million of this increase. New store openings accounted for an increase of $2.1 million while closed stores accounted for a decrease of $1.3 million. Comparable retail store and franchised store expenses for the entire period increased $15.5 million. For the fiscal year ended June 30, 2004, total store and regional expenses decreased to 63.2% of total revenues compared to 64.9% of total revenues for the fiscal year ended June 30, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $5.9 million in Canada, $2.2 million in the United Kingdom and declined $720,000 in the United States. The increase in Canada was primarily due to increases of $1.2 million in salaries, $512,000 in returned checks, net and cash shortages, $494,000 in advertising and $429,000 in occupancy costs. These costs, in addition to the aggregate of other operating costs, are commensurate with the overall growth in Canadian revenues. The increase in the United Kingdom is almost entirely associated with increased salary expense, which is also commensurate with the overall growth in U.K. revenues. The decline in store and regional expenses in the United States is primarily due to the impact of stores closed in the second quarter of fiscal 2003.

     Corporate Expenses. Corporate expenses were $32.8 million for fiscal year 2004 compared to $31.2 million for fiscal year 2003, an increase of $1.6 million or 5.1%. After adjusting for the impact of the changes in exchange rates, corporate expenses declined $64,000. The decline reflects the cost reductions related to the rationalization of our store support functions for our North American operations offset in part by increased accrued expenses for incentive compensation and legal and professional fees. For the fiscal year ended June 30, 2004, total corporate expenses decreased to 13.3% of total revenues compared to 14.2% for the fiscal year ended June 30, 2003.

     Losses on Store Closings and Sales and other restructuring. Losses on store closings and sales and other restructuring was $361,000 for the fiscal year ended June 30, 2004 compared to $4.0 million for the fiscal year ended June 30, 2003, a decrease of $3.6 million. For fiscal year 2003, we provided $1.6 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, we provided $1.7 million, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

    Other Depreciation and Amortization. Other depreciation and amortization expenses were $3.3 million for fiscal 2004, compared to $3.3 million for fiscal 2003.

     Interest Expense. Interest expense was $25.3 million for the fiscal year ended June 30, 2004 and was $20.2 million for the fiscal year ended June 30, 2003, an increase of $5.1 million or 25.2%. A portion of the increase is attributable to $1.0 million of interest paid on our the old 10.875% senior notes for the 30 day period subsequent to the issuance on November 13, 2003 of $220.0 million principal amount of new 9.75% senior notes. We elected to effect covenant defeasance on our the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. Additionally, the increased interest on the incremental long-term debt outstanding after the refinancing on November 13, 2003 and an additional offering of $20 million principal amount of 9.75% senior notes due 2011 on May 6, 2004 accounted for $6.2 million of the increase in total interest expense. Offsetting these increases was a decline of $2.1 million in interest on our revolving credit facility. This decline is a result of the use of a portion of the proceeds from the issuance of the new notes to repay the entire outstanding revolving credit balance on November 13, 2003.

     Loss on Extinguishment of Debt. On November 13, 2003, we issued $220.0 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of our outstanding 10.875% senior notes and our outstanding 10.875% senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to our parent company to redeem an equal amount of its senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving its senior discount notes. On June 30, 2004, we terminated an agreement under which we sold a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom to a third party. Associated with the termination of this agreement we paid $276,660 representing a prepayment penalty.

     The loss incurred on the extinguishment of debt is as follows (in millions):

  Call Premium
       10.875% Senior Notes....................................................         $1.98
       10.875% Senior Subordinated Notes.......................................          0.73
  Write-off of previously capitalized deferred issuance costs, net.............          4.50
  Prepayment penalty on the extinguishment of collateralized borrowings........          0.28
                                                                                    ----------
  Loss on extinguishment of debt...............................................         $7.49
                                                                                    ==========


     Litigation Settlement Costs. We accrued and paid $2.8 million during fiscal 2003 related to the California wage and hour litigation described in "Item 3 - Legal Proceedings."

    Income Taxes. The provision for income taxes was $16.6 million for the fiscal year ended June 30, 2004 compared to $13.5 million for the fiscal year ended June 30, 2003, an increase of $3.1 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a one-time charge related to our election to discontinue to include Canadian income in taxable income for U.S. tax filing purposes. Our effective income tax rate was 77.2% for the fiscal year ended June 30, 2004 and 86.4% for the fiscal year ended June 30, 2003. Following our refinancing in November 2003, we no longer accrue U.S. tax on our foreign earnings. The amount of such tax was $2.3 million for fiscal 2004 and $5.2 million for fiscal 2003.

Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002

     Revenues. Total revenues were $219.4 million for fiscal 2003, compared to $202.0 million for fiscal 2002, an increase of $17.4 million, or 8.6%. Comparable retail store, franchised store and document transmitter revenues increased $15.8 million, or 8.1%, which is primarily attributable to our foreign operations as those markets continue to mature as well as the impact of favorable foreign currency rates in fiscal 2003. New store openings accounted for an increase of $4.5 million, which was partially offset by a decline of $2.9 million in revenues from closed stores. The increase in total revenues resulted primarily from an increase of $11.7 million, or 16.8%, in consumer lending revenues. The increase in consumer lending revenues was primarily a result of a $7.8 million, or 34.2%, increase in revenues in Canada resulting from higher lending volumes and increased finance charges, and an increase of $3.9 million, or 8.3%, in domestic revenues primarily resulting from a decrease in net credit losses which are charged against the reserve during the period in which the loss occurred. The reserve for losses is then replenished through a charge to revenue in the same period. In addition to the increase in consumer lending revenues, our check cashing revenues increased by $3.6 million, or 3.5%. Foreign check cashing revenues accounted for $8.1 million of this increase offset by a $4.5 million decline in domestic check cashing revenues due to an overall decline in service sector employment. The balance of the increase in total revenues, $2.1 million, relates to other ancillary products, primarily revenues from money transfer fees.

     Store and Regional Expenses. Store and regional expenses were $142.3 million for fiscal 2003, compared to $136.1 million for fiscal 2002, an increase of $6.2 million, or 4.5%. The effect of the new store openings in fiscal 2003 accounted for an increase of $1.5 million. Also, store and regional expenses increased $4.0 million due to increased salaries and benefits attributable to our foreign subsidiaries, commensurate with the growth in those operations. Total store and regional expenses as a percentage of revenues decreased from 67.4% in fiscal 2002 to 64.9% in fiscal 2003. Store and regional expenses as a percentage of revenues of our foreign subsidiaries were 55.7% for fiscal 2002 and 52.5% for fiscal 2003.

          Salaries and Benefits Expense. Salaries and benefits expense was $69.8 million for fiscal 2003, compared to $65.3 million for fiscal 2002, an increase of $4.5 million, or 6.9%. New store openings accounted for $600,000 of the increase. Our foreign subsidiaries accounted for an increase of $4.0 million in salaries and benefits. Salaries and benefits expense as a percentage of revenues decreased from 32.3% for fiscal 2002 to 31.8% for fiscal 2003.

          Occupancy Expense. Occupancy expense was $18.9 million for fiscal 2003, compared to $18.1 million for fiscal 2002, an increase of $800,000, or 4.3%. New store openings accounted for $300,000 of the increase. Occupancy expense as a percentage of revenues decreased from 9.0% for fiscal 2002 to 8.6% for fiscal 2003.

          Depreciation Expense. Depreciation expense was $5.9 million for fiscal 2003, compared to $6.5 million for fiscal 2002, a decrease of $600,000, or 10.2%. Depreciation expense as a percentage of revenues decreased from 3.2% for fiscal 2002 to 2.7% for fiscal 2003.

          Other. Other store and regional expenses were $47.8 million for fiscal 2003, compared to $46.2 million for fiscal 2002, an increase of $1.6 million, or 3.3%. New store openings accounted for an increase in other store and regional expenses of $600,000. The closing of stores during the fiscal year partially offset these increases. Other store and regional expenses consist of bank charges, armored carrier services, returned checks, net and cash shortages, telephone and telecommunication, advertising and other costs incurred by the stores.

     Establishment of Reserves for New Consumer Lending Arrangements. During fiscal 2002 we ceased servicing loans for Eagle National Bank, entered into a new servicing arrangement with County Bank and increased the number of company-funded loans we originated. Because of this change in servicing arrangement, and the corresponding changes in banking systems, procedures and daily operations, we believed that the existing outstanding loan portfolio could experience charge-offs greater than our historical charge-off levels. In addition, County Bank imposed restrictions on loans marketed in the State of California that we believed increased the likelihood of loan losses on the existing portfolio of loans originated in California. Accordingly, we established a reserve of $2.2 million in fiscal 2002 and no such amounts were recorded in fiscal 2003 or fiscal 2004.

     Corporate Expenses. Corporate expenses were $31.2 million for fiscal 2003, compared to $24.5 million for fiscal 2002, an increase of $6.7 million, or 27.4%. Salaries and benefits increased $3.7 million associated with the growth of foreign operations. There was an increase of $1.7 million in professional fees that includes legal and consulting costs associated with the implementation of enhanced transaction processing systems and systems development costs associated with our new banking relationships with First Bank and County Bank. During the fourth quarter of fiscal 2003, we transferred certain operational support functions to our Canadian headquarters from our U.S. headquarters to complete a process of rationalizing our North American corporate office functions that had begun in October 2002. Corporate expenses as a percentage of revenues increased from 12.1% for fiscal 2002 to 14.2% for fiscal 2003.

     Losses on Store Closings and Sales and Other Restructuring. Losses on store closings and sales and other restructuring was $4.0 million for fiscal 2003, compared to $1.4 million for fiscal 2002. For fiscal 2003, we provided $1.6 million for the closure costs associated with the shutdown of 27 stores. These costs consist primarily of lease obligations and leasehold improvement write-offs. In addition, we provided $1.7 million, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

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

     Interest Expense. Interest expense was $20.2 million for fiscal 2003, compared to $18.7 million for fiscal 2002, an increase of $1.5 million, or 8.0%. This increase is attributable to the increase in the average borrowings under our credit facilities and an increase in interest rates as a result of the November 2002 amendment of our credit facility and the impact of the higher effective interest rate on our collateralized borrowing.

     Litigation Settlement Costs. We accrued and paid $2.8 million during fiscal 2003 related to the California wage and hour litigation described in "Item 3 - Legal Proceedings."

     Income Tax Provision. The provision for income taxes was $13.5 million in 2003 and $10.2 million in 2002. Our effective income tax rate for 2003 was 86.4%, compared to 62.8% for 2002. Our effective rate differs from the federal statutory rate of 35% due to state taxes, foreign taxes and U.S. taxes on foreign earnings, primarily resulting from the guarantees on our prior credit facility and senior notes by our foreign subsidiaries. Following our refinancing in November 2003, we no longer accrue U.S. tax on our foreign earnings. The amount of such tax was $5.2 million for fiscal 2003 and $2.4 million for fiscal 2002.

Quarterly Operating Results

     The following table sets forth, for the periods indicated, our results of operations and selected items in our consolidated statements of operations. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements.

                                                                    Three months ended
                                               September 30      December 31       March 31         June 30
                                             ----------------- ---------------- ---------------- --------------
Fiscal 2004:
Revenues...............................       $        56,990  $        60,762     $     65,626     $   63,052
Income (loss) before incomes taxes.....                 5,430            (725)           11,294          5,502
Net income (loss)......................                 1,142          (1,645)            1,566          3,849

Fiscal 2003:
Revenues...............................      $         52,652  $        53,290     $     57,974     $   55,472
Income (loss) before incomes taxes.....                 2,721            (227)            8,375          4,773
Net income (loss)......................                   811            (250)              992            578

Balance Sheet Variations

     June 30, 2004 Compared to June 30, 2003.

     Total loans receivable increased $7.7 million from $21.4 million at June 30, 2003 to $29.1 million at June 30, 2004. The increase was primarily attributable to higher foreign loan volumes of $5.4 million, increased domestic volume of $1.3 million and a currency translation impact of $1.0 million. As a result of the increase in our installment loan portfolio the allowance for loan losses increased $1.0 million from $1.3 million at June 30, 2003 to $2.3 million at June 30, 2004.

     Prepaid expenses increased $2.7 million from $6.5 million at June 30, 2003 to $9.2 million at June 30, 2004 due primarily to an increase in our pawn broker business in the United Kingdom.

     Income taxes receivable increased to $3.2 million at June 30, 2004 from $1.4 million related primarily to the prepayment of taxes by our Canadian subsidiary.

     Goodwill and other intangibles increased $4.8 million from $143.4 million at June 30, 2003 to $148.2 million at June 30, 2004 primarily due to foreign currency translation adjustments.

     Debt issuance costs increased from $5.2 million at June 30, 2003 to $11.2 million at June 30, 2004 due to the refinancing of our debt in November 2003 and May 2004.

     Accounts payable decreased $2.2 million from $17.2 million at June 30, 2003 to $15.0 million at June 30, 2004 due to the timing of settlements with third party vendors and our franchisees.

     Foreign income taxes payable increased from $1.4 million at June 30, 2003 to $6.0 million at June 30, 2004 due primarily to accrued foreign taxes for the current fiscal year.

     Accrued expenses and other liabilities increased to $16.9 million at June 30, 2004 from $10.5 million at June 30, 2003 due to increased professional fees associated with legal matters associated with our Canadian subsidiary, incentive accruals and the timing of monies due our franchisees.

     Revolving credit facilities and long-term debt increased $42.3 million from $199.0 million at June 30, 2003 to $241.3 million at June 30, 2004. On November 13, 2003, we issued $220.0 million principal amount of 9.75% senior notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933 and entered into a new $55.0 million senior secured reducing revolving credit facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under our prior credit facility, redeem the entire $109.2 million principal amount of our 10.875% senior notes due 2006, redeem the entire $20.0 million principal amount of our 10.875% senior subordinated notes due 2006, dividend $20 million to our parent company to redeem their 13.0% senior discount notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions. On May 6, 2004, we consummated an offering of $20.0 million principal amount of 9.75% senior notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which we had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the indenture. The net proceeds from the May 2004 note offering were distributed to our parent company to redeem approximately $9.1 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.

     Total shareholder's equity decreased $29.7 million to $38.0 million from $67.7 million primarily due to our $40.7 million dividend payment to our parent company offset in part by net income and foreign currency translation.

Liquidity and Capital Resources

     On November 13, 2003, we issued $220.0 million principal amount of 9.75% senior notes due 2011 and entered into a new $55.0 million senior secured reducing revolving credit facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under our prior credit facility, redeem the entire $109.2 million principal amount of our 10.875% senior notes due 2006, redeem the entire $20.0 million principal amount of our 10.875% senior subordinated notes due 2006, redeem $20.0 million of our parent company's 13.0% senior discount notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions. On May 6, 2004, we consummated an additional offering of $20.0 million principal amount of 9.75% senior notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which we had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the indenture. The net proceeds from the May 2004 note offering were distributed to our parent company to redeem approximately $9.1 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.

     Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated short-term consumer loans and finance store expansion.

     Net cash provided by operating activities was $14.5 million in fiscal 2002, $3.8 million in fiscal 2003 and $20.4 million in fiscal 2004. The decline in net cash provided by operating activities from fiscal 2002 to fiscal 2003 was primarily a result of increased working capital requirements related to the timing of settlements associated with the consumer lending program. Our prior relationship with Eagle National Bank provided for daily settlement of amounts owed to us from consumer loan activity; our relationship with County Bank provides for monthly settlement and our relationship with First Bank provides for semi-monthly settlements. The increase in net cash provided by operating activities was primarily the result of improved operating results and the impact of the timing of settlements from fiscal 2003 to fiscal 2004 related to our loan servicing arrangements with County Bank and First Bank.

     Net cash used in investing activities was $10.1 million in fiscal 2002, $10.7 million in fiscal 2003 and $8.6 million in fiscal 2004. Our investing activities primarily relate to purchases of property and equipment for our stores, investments in technology and acquisitions. During fiscal 2003, $3.3 million of this amount was attributable to earn-out payments on acquisitions completed during previous years accounting for the decline from fiscal 2003 to fiscal 2004. For the fiscal year ended June 30, 2004 we made capital expenditures of $8.2 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $10.0 million during our fiscal year ending June 30, 2005, for remodeling and relocation of certain existing stores and for opening new stores.

     Net cash provided by (used in) financing activities was $9.4 million in fiscal 2002, $(10.9) million in fiscal 2003 and $(16.5) million in fiscal 2004. The decline during fiscal 2004 was primarily the result of a decrease in borrowings under our bank facilities from $61.7 million as of June 30, 2003 to $0 million as of June 30, 2004 offset somewhat by net cash from the refinancing activities discussed above. The decline during fiscal 2003 was also the result of a decrease in borrowings under our revolving credit facilities from $78.9 million as of June 30, 2002 to $61.7 million as of June 30, 2003.

     As part of our growth strategy, we opened 14 new stores and acquired 3 stores during the fiscal year ended June 30, 2004, resulting in a net gain of approximately 14 stores after store dispositions and closings. We expect to open approximately 20 to 30 new stores in fiscal 2005, resulting in a net gain of approximately 17 to 27 new stores after store dispositions and closings.

     The capital cost of opening a new store is typically in the range of $95,000 to $125,000 but varies depending on the size and type of store. This capital cost includes leasehold improvements, signage, computer equipment and security systems. In addition, the typical store requires working capital of $40,000 to $60,000 to fund operations.

     For the fiscal year ended June 30, 2004, we spent $8.2 million on capital expenditures and $550,000 on store acquisitions.

     Revolving Credit Facilities. During fiscal 2004, we had three revolving credit facilities: a domestic revolving credit facility, a Canadian overdraft facility and a United Kingdom overdraft facility.

          Domestic Revolving Credit Facility. On November 13, 2003, we repaid in full all borrowings outstanding under our previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. Under the terms of the agreement governing the new facility, the commitment under the new facility was reduced by $750,000 on January 2, 2004 and will be reduced on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. Our borrowing capacity under the new facility is limited to the total commitment of $55.0 million less letters of credit totaling $13.0 million issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations. At June 30, 2003 we had $16.7 million cash in excess of our short-term borrowing needs. As a consequence, at June 30, 2004, the borrowing capacity was $40.5 million and there was none outstanding.

          Canadian Overdraft Facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million, of which there was no outstanding balance on June 30, 2004. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

          United Kingdom Overdraft Facility. For our U.K. operations, our U.K. operating subsidiary had an overdraft facility which provided for a commitment of up to approximately $6.9 million, of which there was no outstanding balance on June 30, 2004. The United Kingdom overdraft facility was secured by a $6.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility. The United Kingdom overdraft facility expired on March 31, 2004 and was not renewed.

     Long-term Debt. As of June 30, 2004, long-term debt consisted of $240.0 million principal amount of our 9.75% senior notes due November 15, 2011 and $105,000 of other long-term debt.

     Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

     Other Collateralized Borrowings. On November 15, 2002, we entered into an agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom. Pursuant to the agreement, we retained servicing responsibilities and earned servicing fees, which were subject to reduction if the related loans were not collected. At June 30, 2003, there were $8.0 million of loans receivable pledged under this agreement. On June 30, 2004 we terminated this agreement and paid $8.0 million to repurchase the participation interest, $104,000 of accrued interest and $277,000 representing a prepayment penalty. The entire amount was paid with available cash on hand and no additional borrowing was required. In connection with the repurchase of the participation interest, the liens on the loans receivable were released.

         We entered into the commitments described above and other contractual obligations in the normal course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2004, excluding periodic interest payments, included the following:

                                                              Payments Due by Period (in thousands)
                                         ---------------------------------------------------------------------------------
                                                           Less than 1         1 - 3           4 - 5           After 5
                                             Total             Year            Years           Years            Years
                                          -------------    -------------    ------------    -------------    -------------

Long-term debt
     9.75% senior notes due 2011.....     $    241,176     $          -     $         -     $          -     $    241,176
Operating leases.....................           61,462           17,143          23,822           13,196            7,301
Other................................              105              105               -                -                -
                                          -------------    -------------    ------------    -------------    -------------
Total contractual cash obligations...     $    302,743     $     17,248     $    23,822     $     13,196     $    248,477
                                          =============    =============    ============    =============    =============

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

Interest Rates

     Our outstanding indebtedness, and related interest rate risk, is managed centrally by our treasury department by implementing the financing strategies approved by our board of directors. Our debt consists of fixed-rate senior notes. Our revolving credit facilities carry variable rates of interest. As most of our average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Exchange Rates

    Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2004, we held put options with an aggregate notional value of $(CAN) 44.0 million and (pound)(GBP)
7.7 million to protect the currency exposure in Canada and the United Kingdom throughout fiscal year 2005. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholder's equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in our cash flow hedges for the year ended June 30, 2004.

     Canadian operations accounted for approximately 127.5% of consolidated pre-tax earnings for the fiscal year ended June 30, 2004, and 166.6% of consolidated pre-tax earnings for the fiscal year ended June 30, 2003. U.K. operations accounted for approximately 55.3% of consolidated pre-tax earnings for the fiscal year ended June 30, 2004 and approximately 52.9% of consolidated pre-tax earnings for the fiscal year ended June 30, 2003. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $6.1 million. Our U.K. subsidiaries had $8.0 million of collateralized borrowings denominated in U.S. dollars for all of fiscal 2003 and most of fiscal 2004. The collateralized borrowings were subject to foreign currency transaction gains and losses. These gains and losses are included in corporate expenses.

     We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $3.9 million for fiscal 2004 and $3.4 million for 2003. This impact represents nearly 18.1% of our consolidated pre-tax earnings for the fiscal year ended June 30, 2004 and 21.7% of our consolidated pre-tax earnings for the fiscal year ended June 30, 2003. The above figures do not reflect the impact of hedging activities designed to mitigate foreign exchange currency risks.

Item 8. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dollar Financial Corp.

We have audited the accompanying consolidated balance sheets of Dollar Financial Group, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Group, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
August 27, 2004

                          DOLLAR FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                        June 30,
                                                                        ------------------------------------------
                                                                               2003                     2004
                                                                        -------------------    -------------------

Assets
Cash and cash equivalents..............................................     $     71,805            $      69,266
Loans receivable
    Loans receivable...................................................           13,444                   29,116
    Loans receivable pledged...........................................            8,000                        -
                                                                        -----------------      -------------------
Total loans receivable.................................................           21,444                   29,116
Less:  Allowance for loan losses.......................................            1,344                    2,315
                                                                        -----------------      -------------------
Loans receivable, net..................................................           20,100                   26,801
Other consumer lending receivables.....................................            6,458                    7,404
Other receivables......................................................            4,500                    3,787
Income taxes receivable................................................            1,369                    3,170
Prepaid expenses.......................................................            6,358                    9,161
Notes and interest receivable--officers................................            3,468                    3,623
Due from parent........................................................            4,573                    8,637
Property and equipment, net of accumulated
    depreciation of $39,309 and $49,540................................           29,209                   27,965
Goodwill and other intangibles, net of accumulated
    amortization of $22,017 and $23,339................................          143,416                  148,228
Debt issuance costs, net of accumulated
    amortization of $7,945 and $967 ...................................            5,200                   11,160
Other..................................................................            1,833                    1,832
                                                                        -----------------      -------------------
                                                                            $    298,289             $    321,034
                                                                        =================      ===================

Liabilities and shareholder's equity
Accounts payable.......................................................     $     17,245             $     14,973
Foreign income taxes payable...........................................            1,380                    5,979
Accrued expenses and other liabilities.................................           10,512                   16,908
Accrued interest payable...............................................            1,656                    3,876
Deferred tax liability.................................................              838                        -
Other collateralized borrowings........................................            8,000                        -
Revolving credit facilities............................................           61,699                        -
10-7/8% Senior Notes due 2006..........................................          109,190                        -
9-3/4% Senior Notes due 2011...........................................                -                  241,176

Subordinated notes payable and other...................................           20,081                      105
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares authorized;
       100 shares issued at June 30, 2003 and 2004.....................                -                        -
    Additional paid-in capital.........................................           50,957                   21,617
    Retained earnings..................................................            9,034                    2,587
    Accumulated other comprehensive income.............................            7,697                   13,813
                                                                        -----------------      -------------------
Total shareholder's equity.............................................           67,688                   38,017
                                                                        -----------------      -------------------
                                                                            $    298,289             $    321,034
                                                                        =================      ===================
                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                              Year ended June 30,
                                                                 -----------------------------------------------
                                                                      2002           2003            2004
                                                                 -----------------------------------------------

Revenues.....................................................
    Check cashing............................................    $      104,792 $      108,435 $        117,397
    Consumer lending:
      Fees from consumer lending.............................            97,712        106,557          120,807
      Provision for loan losses and adjustment to
       servicing revenue.....................................           (27,913)       (24,995)         (24,489)
                                                                 -----------------------------------------------
    Consumer lending, net....................................            69,799         81,562           96,318
    Money transfer fees......................................            10,098         11,652           13,052
    Other ...................................................            17,287         17,739           19,663
                                                                 -----------------------------------------------
Total revenues...............................................           201,976        219,388          246,430
Store and regional expenses:
    Salaries and benefits....................................            65,295         69,799           76,008
    Occupancy                                                            18,087         18,856           19,805
    Depreciation.............................................             6,522          5,859            6,546
    Returned checks, net and cash shortages..................             9,107          8,531            9,132
    Telephone and telecommunication..........................             5,587          5,538            5,665
    Advertising..............................................             4,949          5,899            6,943
    Bank charges.............................................             4,240          3,138            3,744
    Armored carrier services.................................             2,651          2,873            3,051
    Other....................................................            19,704         21,787           24,786
                                                                 -----------------------------------------------
Total store and regional expenses............................           136,142        142,280          155,680

Establishment of reserves for new consumer lending
    arrangements.............................................             2,244              -                -
Corporate expenses...........................................            24,516         31,241           32,813
Losses on store closings and sales and other restructuring...             1,435          3,987              361
Other depreciation and amortization..........................             2,709          3,320            3,286
Interest expense, net of interest income of
    $254, $173 and $179......................................            18,694         20,168           25,303
Loss on extinguishment of debt...............................                 -              -            7,486
Litigation settlement costs..................................                 -          2,750                -
                                                                 -----------------------------------------------
Income before income taxes...................................            16,236         15,642           21,501
Income tax provision.........................................            10,199         13,511           16,589
                                                                 -----------------------------------------------
Net income...................................................    $        6,037 $       2,131  $          4,912
                                                                 ===============================================



                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (In thousands, except share data)

                                                                                Accumulated
                                                    Additional                     Other          Total
                                   Common Stock      Paid-in      Retained     Comprehensive  Shareholder's
                                -------------------
                                 Shares    Amount    Capital      Earnings     (Loss) Income      Equity
                                -----------------------------------------------------------------------------

Balance, June 30, 2001........       100  $      -  $    50,957 $         866   $     (9,199) $       42,624
Comprehensive income
     Translation adjustment
         for the year ended
         June 30, 2002........                                                         4,854           4,854
     Net income for the year
         ended June 30, 2002..                                          6,037                          6,037
                                                                                              ---------------
Total comprehensive income....                                                                        10,891
                                -----------------------------------------------------------------------------
Balance, June 30, 2002........       100         -       50,957         6,903         (4,345)         53,515
                                =============================================================================
Comprehensive income
     Translation adjustment
         for the year ended
         June 30, 2003........                                                        12,042          12,042
     Net income for the year
         ended June 30, 2003..                                          2,131                          2,131
                                                                                              ---------------
Total comprehensive income....                                                                        14,173
                                -----------------------------------------------------------------------------
Balance, June 30, 2003........       100         -       50,957         9,034          7,697          67,688
                                =============================================================================
Comprehensive income
     Translation adjustment
         for the year ended
         June 30, 2004........                                                         6,116           6,116
     Net income for the year
         ended June 30, 2004..                                          4,912                          4,912
                                                                                              ---------------
Total comprehensive income....                                                                        11,028
Dividends paid to parent......                          (29,340)      (11,359)                       (40,699)
                                -----------------------------------------------------------------------------
Balance, June 30, 2004........       100  $      -  $    21,617 $       2,587   $     13,813  $       38,017
                                =============================================================================

                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Year ended June 30,
                                                                            ------------------------------------------
                                                                                2002         2003          2004
                                                                            ------------------------------------------

Cash flows from operating activities:
Net income...............................................................   $    6,037   $    2,131   $    4,912
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization.....................................       10,740       10,971       11,570
       Loss on extinguishment of debt....................................            -            -        7,486
       Losses on store closings and sales and other restructuring........        1,154        3,987          187
       Foreign currency gain on revaluation of collateralized borrowings             -         (398)        (838)
       Establishment of reserves for new consumer lending arrangements...        1,448            -            -
       Deferred tax (benefit) provision..................................         (873)         783         (838)
       Change in assets and liabilities (net of effect of acquisitions):
           Decrease (increase) in loans and other receivables............        2,285       (9,118)      (7,360)
           Increase in income taxes receivable...........................         (698)      (1,626)      (1,801)
           Decrease (increase) in prepaid expenses and other.............          260          891       (2,387)
          (Decrease) increase in accounts payable, income taxes payable,
             accrued expenses and accrued interest payable...............       (5,900)      (3,789)       9,441
                                                                            ------------------------------------------
Net cash provided by operating activities................................       14,453        3,832       20,372

Cash flows from investing activities:
Acquisitions, net of cash acquired.......................................          (45)      (3,251)        (550)
Gross proceeds from sales of fixed assets................................            -            -           81
Additions to property and equipment......................................      (10,063)      (7,428)      (8,150)
                                                                            ------------------------------------------
Net cash used in investing activities....................................      (10,108)     (10,679)      (8,619)

Cash flows from financing activities:
Redemption of subordinated notes.........................................            -            -      (20,734)
Redemption of collateralized borrowings..................................            -            -       (8,277)
Other debt payments......................................................          (64)          (3)         (72)
Other collateralized borrowings..........................................            -        8,000            -
Issuance of 9-3/4% Senior Notes due 2011.................................            -            -      241,176
Redemption of 10-7/8% Senior Notes due 2006..............................            -            -     (111,170)
Net increase (decrease) in revolving credit facilities...................       11,112      (17,237)     (61,699)
Payments of debt issuance costs..........................................         (571)        (690)     (10,929)
Net increase in due from parent..........................................       (1,068)        (967)      (4,064)
Dividend paid to parent..................................................            -            -      (40,699)
                                                                            ------------------------------------------
Net cash provided by (used in) financing activities......................        9,409      (10,897)     (16,468)
Effect of exchange rate changes on cash and cash equivalents.............          427        2,916        2,176
                                                                            ------------------------------------------
Net increase (decrease) in cash and cash equivalents.....................       14,181      (14,828)      (2,539)
Cash and cash equivalents at beginning of year...........................       72,452       86,633       71,805
                                                                            ------------------------------------------
Cash and cash equivalents at end of year.................................   $   86,633   $   71,805   $   69,266
                                                                            ==========================================

Supplemental disclosures of cash flow information
Interest paid............................................................   $   17,472   $   18,432   $   21,485
Income taxes paid........................................................   $   16,035   $   14,548   $   13,858


                             See accompanying notes.

                          DOLLAR FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

1.   Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of Dollar Financial Corp. ("Corp."). The activities of Corp. consist primarily of its investment in the Company. Dollar Financial Corp. has no employees or operating activities.

The Company, through its subsidiaries, provides retail financial services through a network of 1,110 locations (of which 638 are Company-operated) operating as Money Mart, The Money Shop, Loan Mart and Insta-Cheques in sixteen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary Money Mart Express(R) services and originates short-term consumer loans through 458 independent document transmitter locations in 15 states.

2.   Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Revenue recognition

With respect to company-operated stores, revenues from the Company's check cashing, money order sales, money transfer and bill payment services and other miscellaneous services reported in other revenues on its statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

With  respect to the  Company's  franchised  locations,  it  recognizes  initial
franchise  fees  upon   fulfillment  of  all  significant   obligations  to  the
franchisee. Royalty payments from its franchisees are recognized as earned.

For short term consumer loans that the Company makes directly, which have terms ranging from 1 to 37 days, revenue is recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan.

In addition to the short-term consumer loans originated and funded by the Company, the Company also has relationships with two banks, County Bank of Rehoboth Beach, Delaware and First Bank of Delaware. Pursuant to these relationships, the Company markets and services short-term consumer loans, which have terms ranging from 7 to 23 days, that are funded by the banks. The banks are responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks' loans are not reflected on the Company's balance sheet. The Company earns a marketing and servicing fee for each loan that is paid by borrowers to the banks.

                          DOLLAR FINANCIAL GROUP, INC.

2.   Significant Accounting Policies (continued)

For loans funded by County Bank, the Company recognizes net servicing fee income ratably over the life of the related loan. In addition, each month County Bank withholds certain servicing fees payable to the Company in order to maintain a cash reserve. The amount of the reserve is equal to a fixed percentage of outstanding loans at the beginning of the month plus a percentage of the finance charges collected during the month. Each month, net credit losses are applied against County Bank's cash reserve. Any excess reserve is then remitted to the Company as a collection bonus. The remainder of the finance charges not applied to the reserve are either used to pay costs incurred by County Bank related to the short term loan program, retained by the bank as interest on the loan or distributed to the Company as a servicing fee.

For loans funded by First Bank of Delaware, the Company recognizes net servicing fee income ratably over the life of the related loan. In addition, the bank has established a target loss rate for the loans marketed and serviced by the Company. Servicing fees payable to the Company are reduced if actual losses exceed this target loss rate by the amount they exceed it. If actual losses are below the target loss rate, the difference is paid to the Company as a servicing fee. The measurement of the actual loss rate and settlement of servicing fees occurs twice every month.

Because the Company's servicing fees are reduced by loan losses incurred by the banks, the Company has established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, the Company considers the amount of outstanding loans owed to the banks, historical loans charged off, current collections patterns and current economic trends. The reserve is then based on net write-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks' outstanding loans. This reserve is reported in accrued expenses and other liabilities on the Company's balance sheet and was $1,093 at June 30, 2003 and $1,380 at June 30, 2004.

If one of the banks suffers a loss on a loan, the Company immediately records a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, the Company replenishes the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues.

Cash and Cash Equivalents

Cash includes cash in stores and demand deposits with financial institutions. Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of changes in value because of changes in interest rates.

Loans Receivable, Net

Unsecured short-term and longer-term installment loans that the Company originates on its own behalf are reflected on the balance sheet in loans receivable, net. Loans receivable, net are reported net of a reserve related to consumer lending as described below in the company funded consumer loan loss reserves policy.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using either the straight-line or double declining balance method over the estimated useful lives of the assets, which vary from three to five years.

                          DOLLAR FINANCIAL GROUP, INC.

2.   Significant Accounting Policies (continued)

Intangible Assets

Under the provisions of SFAS 142, "Goodwill and Other Intangible Assets" intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any (see Note 10). The Company has completed the required impairment tests and determined that goodwill was not impaired.

Debt Issuance Costs

Debt issuance costs are amortized using the effective yield method over the remaining term of the related debt (see Note 5).

Store and Regional Expenses

The direct costs incurred in operating the Company's stores have been classified as store expenses. Store expenses include salaries and benefits of store and regional employees, rent and other occupancy costs, depreciation of property and equipment, bank charges, armored carrier services, returned checks, net and cash shortages, advertising, telephone and telecommunication and other costs incurred by the stores. Excluded from store operations are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs.

Company Funded Consumer Loan Loss Reserves Policy

The Company maintains a loan loss reserve for anticipated losses for loans the Company makes directly through some of its company-operated locations. To estimate the appropriate level of loan loss reserves, the Company considers the amount of outstanding loans owed to the Company, historical loans charged off, current collection patterns and current economic trends. The Company's current loan loss reserve is based on its net charge-offs, expressed as a percentage of loans originated for the last twelve months applied against the total amount of outstanding loans that it makes directly. As these conditions change, the Company may need to make additional provisions in future periods.

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer's bank account on the stated maturity date of the loan. If the check or the debit to the customer's account is returned from the bank unpaid, The Company immediately records a charge-off against the consumer loan loss reserve for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, the Company replenishes the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the loan loss reserve as a result of the calculations in the preceding paragraph, is charged against revenues.

Check Cashing Returned Item Policy

The Company charges operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. The net expense for bad checks included in returned checks, net and cash shortages in the accompanying consolidated statements of operations was $7,062,000, $6,738,000 and $7,662,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

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

The Company intends to reinvest its foreign earnings and as a result the Company has not provided a deferred tax liability on foreign earnings.

Employees' Retirement Plan

Retirement benefits are provided to substantially all full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee's contribution, up to 8% of the employee's compensation. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $614,000, $775,000 and $720,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $5,844,000, $6,922,000 and $7,406,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

Fair Value of Financial Instruments

The carrying values of the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company's Senior Notes is based on quoted market prices (see Note 5). The Company's other financial instruments consist of cash and cash equivalents, loan and other consumer lending receivables, which are short-term in nature and their
fair  value   approximates   their  carrying  value.

Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2004, the Company held put options with an aggregate notional value of $(CAN) 44.0 million and (pound)(GBP) 7.7 million to protect the currency exposure in Canada and the United Kingdom throughout fiscal year 2005. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company's cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholder's equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the year ended June 30, 2004. The fair market value at June 30, 2004 was $561,000 and is included in other assets on the balance sheet.

                          DOLLAR FINANCIAL GROUP, INC.

2.       Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions

The Company operates check cashing and financial services outlets in Canada and the United Kingdom. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. generally accepted accounting principles. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are included in corporate expenses.

Franchise Fees and Royalties

The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. As part of the franchise agreement, the Company provides certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, the Company must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that the Company determines is necessary. Initial franchise fees included in revenues were $59,000, $283,000 and $389,000 for the years ended June 30, 2002, 2003 and 2004, respectively. Total franchise revenues were $5.2 million, $6.3 million and $7.5 million for the years ended June 30, 2002, 2003 and 2004, respectively.

3.   Stock Option Plan

Corp.'s Stock Incentive Plan (the "Plan") states that 1,413.32 shares of Corp.'s common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of Corp.'s Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights ("SAR") may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the Plan is subject to adjustment as specified in the Plan provisions. No options may be granted after February 15, 2009. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date and have a term of ten years from the date of issuance.

During the year ended June 30, 2004, 544 nonqualified stock options were granted under the Plan at an exercise price of $5,600, the estimated fair market value of the common stock on the date of grant. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date and have a term of ten years from the date of issuance.

                          DOLLAR FINANCIAL GROUP, INC.

3.   Stock Option Plan (continued)

The following table presents information on stock options:


                                                                              Shares            Price Per Share
          Options outstanding at June 30, 2001
          (416.83 shares exercisable) ................................          1,152               $3,225/$7,250

               Granted ...............................................              -                           -
               Exercised .............................................              -                           -
               Forfeited .............................................            (46)              $3,225/$7,250
                                                                          ---------------
          Options outstanding at June 30, 2002
          (652.03 shares exercisable) ................................          1,106               $3,225/$7,250
               Granted ...............................................              -                           -
               Exercised .............................................              -                           -
               Forfeited .............................................           (134)              $3,225/$7,250
                                                                          ---------------
          Options outstanding at June 30, 2003
          (784.03 shares exercisable) ................................            972               $3,225/$7,250
               Granted................................................            544                      $5,600
               Exercised..............................................              -                           -
               Forfeited..............................................           (108)              $3,225/$7,250
                                                                          ---------------
          Options outstanding at June 30, 2004
          (840 shares exercisable)....................................          1,408        $3,225/$5,600/$7,250
                                                                          ===============


The following table presents information on stock options by exercise price:

                                              Options Outstanding                       Options Exercisable
                                -------------------------------------------------     -------------------------
                                      Number                Weighted Average                   Number
              Exercise            Outstanding at         Remaining Contractual             Exercisable at
                Price              June 30, 2004              Life (Years)                 June 30, 2004
          ------------------    --------------------    -------------------------     -------------------------
          $     3,225                    804                       4.6                             804
          $     5,600                    544                       9.5                               -
          $     7,250                     60                       6.4                              36
                                --------------------    -------------------------     -------------------------
                                       1,408                       6.6                             840
                                ====================    =========================     =========================


4.   Property and Equipment

     Property and equipment at June 30, 2003 and 2004 consist of (in thousands):

                                                                              June 30,
                                                               ---------------------------------------
                                                                     2003                  2004
                                                               ------------------    -----------------
     Land                                                      $         157         $         172
     Leasehold improvements................................           20,871                24,982
     Equipment and furniture...............................           47,490                52,351
                                                               ------------------    -----------------
                                                                      68,518                77,505
     Less accumulated depreciation.........................           39,309                49,540
                                                               ------------------    -----------------
     Total property and equipment..........................    $      29,209         $      27,965
                                                               ==================    =================


     Depreciation expense amounted to $8,835,000, $9,006,000 and $9,738,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

5.   Debt

The Company has debt obligations at June 30, 2003 and 2004 as follows (in thousands):

                                                                                      June 30,
                                                                             ---------------------------
                                                                                 2003          2004
                                                                             ---------------------------

Revolving credit facility; interest at one-day Eurodollar, as defined, plus
   4.00% at June 30, 2003 of the outstanding daily balances payable monthly;
   weighted average interest rate of 5.36% for the year ended June 30, 2003
  (facility terminated November 2003, see refinancing discussion)........... $      60,764 $          -
United  Kingdom  overdraft  facility;  interest  at the bank base  rate,  as defined, plus 1.00% at June 30, 2003 4.75% of the outstanding daily balances payable quarterly; weighted average interest rate of 4.90% for
   the year ended June 30, 2003.............................................           935            -
9.75% Senior Notes due November 15, 2011; interest payable  semi-annually on
   May 15 and November 15 ..................................................             -      241,176
Other  collateralized  borrowings;  interest  rate of 15.6%  subject to loss
   rates on the related UK loans pledged....................................         8,000            -
10.875% Senior Notes due November 15, 2006;  interest  payable  semiannually
   on May 15 and November 15................................................       109,190            -
10.875% Senior  Subordinated  Notes due December 31, 2006;  interest payable
   semiannually on June 30 and December 30..................................        20,000            -
Other.......................................................................            81          105
                                                                             ---------------------------
                                                                             $     198,970 $    241,281
                                                                             ===========================


Prior to November 13, 2003, the Company had $109.2 million of 10.875% Senior Notes due 2006 (the "Old Senior Notes"), which were registered under the Securities Act of 1933, as amended. The payment obligations under the Old Senior Notes were jointly and severally guaranteed, on a full and unconditional basis, by each of the Company's existing subsidiaries (the "Guarantors"). There were no restrictions on the Company's and the guarantor subsidiaries' ability to obtain funds from their subsidiaries by dividend or by loan. Also, the Company had $20 million aggregate principal amount of its 10.875% Senior Subordinated Notes due 2006 (the "Old Senior Subordinated Notes") outstanding.

On November 13, 2003, the Company issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933 and entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility ("New Credit Facility"). The proceeds from these transactions were used to repay, in full, all borrowings outstanding under the Company's existing credit facility, redeem the entire $109.2 million principal amount of the Old Senior Notes, redeem the entire $20.0 million principal amount of the Old Senior Subordinated Notes, distribute to Corp. $20.0 million to redeem an equal amount of its 13.0% Senior Discount Notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions.

On May 6, 2004, the Company consummated an offering of $20.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which the Company had issued $220.0 million of notes in November 2003 (the "New Notes Indenture"). The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the New Notes Indenture. The net proceeds from the May 2004 note offering were distributed to Corp. to redeem approximately $9.1 million aggregate principal amount of its 16.0% Senior Notes due 2012 and approximately $9.1 million aggregate principal amount of its 13.95% Senior Subordinated Notes due 2012.

The 9.75% Senior Notes are redeemable, in whole or in part, at the Company's option, at any time on or after November 15, 2007. If redeemed during the twelve month period commencing November 15 of the years indicated below, the 9.75%

                          DOLLAR FINANCIAL GROUP, INC.

5.       Debt (continued)

Senior Notes will be redeemable at the following redemption prices, expressed as percentages of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption:

Year                                                               Percentage
2007 . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .  104.875%
2008 . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .  102.438%
2009 and thereafter . . . . . . . . . . .  . . . . . . . . . . . . . 100.000%

Prior to November 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the 9.75% Senior Notes with the net proceeds of certain equity issuances at a redemption price equal to 109.75% of the principal amount thereof, plus accrued an unpaid interest and liquidated damages, if any, to the date of redemption.

The New Credit Facility consists of a $55.0 million senior secured reducing revolving credit facility. The commitment under the New Credit Facility was reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event the Company engages in certain issuances of securities or asset disposals. Under the New Credit Facility, up to $20.0 million may be used in connection with letters of credit. Amounts outstanding under the New Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum or (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 3.25% at June 30, 2004, (ii) the LIBOR Rate (as defined therein) plus 4.50% at June 30, 2004, or (iii) the one day Eurodollar Rate (as defined therein) plus 4.50% at June 30, 2004, determined at the Company's option. At June 30, 2004, the borrowing capacity was $40.5 million and there was none outstanding.

The New Notes Indenture and the New Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings. At June 30, 2004, the Company is in compliance with all covenants.

The Company has established a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility, which has no stated maturity date, provides for a commitment of up to approximately $10.0 million none of which was outstanding at June 30, 2003 and 2004. Amounts outstanding under the facility bear interest at Canadian prime and are secured by $10.0 million letter of credit issued by Wells Fargo Bank under the Revolving Credit Facility.

During fiscal 2004, the Company's United Kingdom operations also had a British pound overdraft facility that bore interest at 1.00% for the year ended June 30, 2003 over the LIBOR Rate and which provided for a commitment of approximately $6.2 million. The overdraft facility was secured by a $6.0 million letter of credit issued by Wells Fargo Bank under the Revolving Credit Facility. This overdraft facility expired on March 31, 2004.

The total fair market value of the Old Senior Notes and the Old Senior Subordinated Notes at June 30, 2003 was approximately $122.7 million based on quoted market prices.

The total fair market value of the Company's 9.75% Senior Notes due 2011 at June 30, 2004 was approximately $250.8 million.

Interest of  $17,472,000,  $18,432,000  and  $21,485,000  was paid for the years ended June 30, 2002, 2003 and 2004, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

6.   Income Taxes

The provision for income taxes for the years ended June 30, 2002, 2003 and 2004 consists of the following (in thousands):

                                                          Year ended June 30,
                                         ---------------------------------------------------
                                               2002             2003             2004
                                         ---------------------------------------------------

Federal:
    Current.........................          $  1,136         $   (603)        $  2,196
    Deferred........................              (872)             705             (968)
                                         --------------------------------------------------
                                                   264              102            1,228

Foreign taxes:
    Current.........................             9,550           13,088           15,232
    Deferred........................               (74)               -                -
                                         --------------------------------------------------
                                                 9,476           13,088           15,232

State:
    Current.........................               386              243                -
    Deferred........................                73               78              129
                                         --------------------------------------------------
                                                   459              321              129
                                         --------------------------------------------------
                                              $ 10,199         $ 13,511         $ 16,589
                                         ==================================================


The significant components of the Company's deferred tax assets and liabilities at June 30, 2003 and 2004 are as follows (in thousands):

                                                                        June 30,
                                                           -----------------------------------
                                                                 2003               2004
                                                           ------------------------------------

Deferred tax assets:
   Loss reserves.......................................        $      834       $    1,219
   Foreign withholding taxes...........................                21                6
   Depreciation........................................             2,547            2,051
   Accrued compensation................................               573            1,130
   Reserve for store closings..........................               560              215
   Foreign tax credits.................................               230                -
   Other accrued expenses..............................               405              268
   Other...............................................                14               85
                                                           ----------------------------------
Gross deferred tax assets..............................             5,184            4,974
Valuation allowance....................................                 -           (3,946)
Deferred tax liabilities:
   Amortization and other temporary differences........             6,022            1,028
                                                           -----------------------------------
Net deferred tax liability.............................        $     (838)      $        -
                                                           ===================================

                          DOLLAR FINANCIAL GROUP, INC.

6.   Income Taxes (continued)

A reconciliation of the provision for income taxes with amounts determined by applying the federal statutory tax rate to income (loss) before income taxes is as follows (in thousands):

                                                                      Year ended June 30,
                                                           ------------------------------------------
                                                               2002         2003          2004
                                                           ------------------------------------------

Tax provision at federal statutory rate...............        $  5,682     $  5,475      $  7,523
Add (deduct):
    State tax provision, net of federal tax benefit...             299          199             -
    Foreign taxes.....................................           1,673        2,419         1,122
    US tax on foreign earnings........................           2,370        5,162         2,349
    Canadian restructuring............................               -            -         5,143
    Other permanent differences.......................             175          256           452
                                                           ------------------------------------------
Tax provision at effective tax rate...................        $ 10,199     $ 13,511      $ 16,589
                                                           ==========================================


The Company and its subsidiaries file a consolidated federal income tax return with Corp. but the Company calculates its provision and prepares its income tax note as if it were on a stand-alone basis.

After the refinancing of the Company's debt, the Company elected not to include Canadian income in taxable income for US tax return filing purposes. As a result of this election the Company provided a $3.9 million valuation allowance and reversed any related deferred taxes. Because realization is not assured, the Company has not recorded the benefit of the deferred tax asset.

Foreign,   federal  and  state  income  taxes  of   approximately   $16,035,000,
$14,548,000 and $13,858,000 were paid during the years ended June 30, 2002, 2003 and 2004, respectively.

                          DOLLAR FINANCIAL GROUP, INC.

7.       Losses on Store Closings and Sales and Other Restructuring

For the fiscal year ended June 30, 2003, the Company closed 27 underperforming stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with the restructuring are comprised of severance and other retention benefits to employees who were involuntarily terminated and store closure costs related to the locations the Company will no longer utilize. During the fiscal year ended June 30, 2003, the Company recorded costs for severance and other retention benefits of $1.7 million and store closure costs of $1.6 million consisting primarily of lease obligations and leasehold improvement write-offs. These charges were expensed within "Losses on store closings and sales and other restructuring" on the Consolidated Statements of Operations. The restructuring was completed by the fiscal year end. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):


                                                               Severance and
                                                                  Other               Store Closure
                                                            Retention Benefits            Costs               Total

          Balance at June 30, 2002................          $          -            $         -        $         -
          Charge recorded in earnings.............                   1.7                    1.6                3.3
          Amounts paid............................                  (0.5)                  (0.8)              (1.3)
          Non-cash charges........................                     -                   (0.6)              (0.6)
                                                            --------------------------------------------------------
          Balance at June 30, 2003................                   1.2                    0.2                1.4
          Reclassification .......................                  (0.7)                   0.7                  -
          Amounts paid............................                  (0.5)                  (0.5)              (1.0)
                                                            --------------------------------------------------------
          Balance at June 30, 2004................          $          -            $       0.4        $       0.4
                                                            ========================================================

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the years ended June 30, 2002, 2003 and 2004 were $1,435,000, $722,000 and $361,000, respectively.

8.  Loss on Extinguishment of Debt

On November 13, 2003, the Company issued $220.0 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of the Company's outstanding 10.875% senior notes and the Company's outstanding 10.875% senior subordinated notes, to refinance the Company's credit facility, to distribute a portion of the proceeds to Corp. to redeem an equal amount of Corp.'s senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving Corp.'s senior discount notes. On June 30, 2004, the Company terminated an agreement under which it sold a participation interest in a portion of the short-term consumer loans originated by it in the United Kingdom to a third party. Associated with the termination of this agreement the Company paid $276,660 representing a prepayment penalty.

     The loss incurred on the extinguishment of debt is as follows (in millions):

  Call Premium
       10.875% Senior Notes....................................................         $1.98
       10.875% Senior Subordinated Notes.......................................          0.73
  Write-off of previously capitalized deferred issuance costs, net.............          4.50
  Prepayment penalty on the extinguishment of collateralized borrowings........          0.28
                                                                                    ----------
  Loss on extinguishment of debt...............................................         $7.49
                                                                                    ==========

                          DOLLAR FINANCIAL GROUP, INC.

9.   Commitments

The Company occupies office and retail space and uses certain equipment under operating lease agreements. Rent expense amounted to $15,265,000, $16,067,000 and $16,881,000 for the years ended June 30, 2002, 2003 and 2004, respectively. Most leases contain standard renewal clauses.

Minimum obligations under noncancelable operating leases for the year ended June 30 are as follows (in thousands):


Year                                     Amount
                                     ---------------

2005.............................    $     17,143
2006.............................          13,458
2007.............................          10,364
2008.............................           7,640
2009.............................           5,556
Thereafter.......................           7,301
                                     ---------------
                                     $     61,462
                                     ===============

                          DOLLAR FINANCIAL GROUP, INC.

10.  Goodwill and Other Intangibles

In accordance with the provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. During fiscal 2003 the Company paid $2.0 million in additional consideration based upon a future results of operations earn-out agreement related to one of its United Kingdom acquisitions. This amount has been included as goodwill on the Consolidated Balance Sheet. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the years ended June 30, 2004, 2003 and 2002 was $95,000, $173,000 and $225,000, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

          Fiscal year ending June 30,                                 Amount
          ----------------------------------------------------------------------
                                                                  (in thousands)
          2005.................................................   $      19.2

The following table reflects the components of intangible assets (in thousands):

                                                        June 30, 2003                         June 30, 2004
                                              ---------------------------------    -----------------------------------
                                              Gross Carrying      Accumulated      Gross Carrying        Accumulated
                                                  Amount         Amortization          Amount           Amortization
                                              ---------------------------------    -----------------------------------
Non-amortized intangible assets:
      Cost in excess of net assets acquired    $    162,987      $     19,686       $   169,115         $    20,906

Amortized intangible assets:
      Covenants not to compete                        2,446             2,331             2,452               2,433

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal years ended June 30, 2003 and 2004 are as follows:

                                                         United                         United
                                                         States          Canada        Kingdom        Total
                                                     ------------------------------------------------------------
Balance at June 30, 2002                             $      56,544   $     33,986   $    41,734   $    132,264
    Amortization of other intangibles...........              (173)             -             -           (173)
    Acquisitions................................                 -              -         3,251          3,251
    Foreign currency translation adjustments....                 -          4,103         3,428          7,531
    Reclassification(1).........................               238            305             -            543
                                                     ------------------------------------------------------------
Balance at June 30, 2003                                    56,609         38,394        48,413        143,416
    Amortization of other intangibles...........               (95)             -             -            (95)
    Acquisition.................................                 -              -           550            550
    Foreign currency translation adjustments....                 -            427         3,714          4,141
    Reclassification(1).........................                 -              -           216            216
                                                     ------------------------------------------------------------
Balance at June 30, 2004                             $      56,514   $     38,821   $    52,893   $   148,228
                                                     ============================================================

(1) Items represent brokers fees and other professional fees initially recorded to accounts receivable when paid as part of the original post-acquisition closing adjustments. The reclassification was made when it was determined that payment for these items had been the responsibility of the purchaser.

                          DOLLAR FINANCIAL GROUP, INC.

11.  Contingent Liabilities

The Company is a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that the Company failed to provide employees with meal and rest breaks required under a new state law (Chin) and that the Company computed bonuses payable to our store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. Approximately 92% of these settlement offers have been accepted. Plaintiff's' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. The Company believes that is has meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. The Company believes that is has adequately provided for the costs associated with this matter. The Company is vigorously defending the Castillo, Chin and Williams lawsuits; and believes it has meritorious defenses to the claims asserted in those matters. The Company believes the outcome of such litigation will not significantly affect its financial results.

On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, the Company moved to stay the action as against it and to compel arbitration of plaintiff's claims as required by his agreement with the Company. The court's decision denying that motion is presently on appeal. The Company believes it has meritorious defenses to the action and intends to defend it vigorously. The Company believes the outcome of such litigation will not significantly affect its financial results.

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against the Company's Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, the Company learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of its Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, the Company was served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. A similar action was also filed in the Court of Queen's Bench of Manitoba on April 26, 2004 by Nicole Blasko. The allegations and putative class in the Smith and Blasko actions are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to above, Mortillaro, Young, Smith and Blasko have agreed to arbitrate all disputes with the Company. The Company believes that it has meritorious procedural and substantive defenses to the claims of each of these plaintiffs, and intends to defend the claims vigorously. The Company believes the outcome of such litigation will not significantly affect its financial results.

In addition to the litigation discussed above, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the Company's opinion, the outcome of such litigation and proceedings will not significantly affect its financial results.

                          DOLLAR FINANCIAL GROUP, INC.

12.      Credit Risk

At June 30, 2003 and 2004, the Company had 19 and 11, respectively, bank accounts in major U.S. financial institutions in the aggregate amount of $10,873,000 and $4,640,000, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation ("CDIC"). At June 30, 2003 and 2004, the Company's Canadian subsidiary had 13 bank accounts totaling $15,039,000 and $1,274,666, respectively, which exceeded CDIC limits. At June 30, 2003 and 2004 the Company's United Kingdom operations had 30 and 32 bank accounts, respectively, totaling $6,085,000 and $11,698,000. These financial institutions have strong credit ratings, and management believes credit risk relating to these deposits is minimal.

Since June 13, 2002, the Company has acted as a servicer for County Bank of Rehoboth Beach, Delaware and since October 18, 2002, for First Bank of Delaware. On behalf of these banks, the Company markets unsecured short-term loans to customers with established bank accounts and verifiable sources of income. Loans are made for amounts up to $700, with terms of 7 to 23 days. Under these programs, the Company earns servicing fees, which may be reduced if the related loans are not collected. The Company maintains a reserve for estimated reductions. In addition, the Company maintains a reserve for anticipated losses for loans it makes directly. In order to estimate the appropriate level of these reserves, the Company considers the amount of outstanding loans owed to them, as well as loans owed to banks and serviced by them, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional provisions might be required in future periods. During fiscal 2004, County Bank originated or extended approximately $136.2 million of loans through their locations and document transmitters. First Bank originated or extended approximately $249.1 million of loans through the Company during this period. County Bank originated or extended approximately $277.9 million of loans through the Company during fiscal 2003 and First Bank originated or extended approximately $92.5 million of loans through the Company for the same period.

The Company also originates unsecured short-term loans to customers on its own behalf in Canada, the United Kingdom and certain U.S. markets. In the United States, these loans are made for amounts up to $500, with terms of 7 to 37 days. The Company bears the entire risk of loss related to these loans. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers' income with terms of 1 to 35 days. The Company issues loans in the United Kingdom for up to (pound)600, with a term of 28 days. The Company originated or extended approximately $491 million and $429 million of the loans through the Company's locations and document transmitters during fiscal years ended June 30, 2004 and 2003, respectively. In addition, beginning in fiscal 2003 the Company acted as a direct lender originating 1,402 longer-term installment loans with an average principal amount of $793 and a weighted average term of approximately 365 days. In fiscal 2004, the Company originated 4,675 longer-term installment loans with an average principal amount of $845 and a weighted average term of approximately 365 days. The Company originated or extended installment loans through its locations in the United Kingdom of approximately $1.1 million in fiscal 2003 and $3.9 million in fiscal 2004 and introduced this product in certain U.S. and Canadian markets late in fiscal 2004. On November 15, 2002, the Company entered into an agreement with a third party to sell, without recourse, subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. The transfer of assets was treated as a financing under FAS 140 and is included in Other Collateralized Borrowings on the balance sheet. The Agreement gave the third party a first priority lien, charge, and security interest in the assets pledged. The Agreement provided for collateralized borrowings up to $10.0 million against which $8.0 million of the loans receivable had been pledged at June 30, 2003. Under the Agreement, the third party retained the right to reduce the amount of borrowings to no less than $4.0 million. The Company paid an annual interest rate of 15.6% on the amount borrowed, which was subject to loss rates on the related loans. On June 30, 2004 the Company terminated the agreement and paid $8.0 million to repurchase the participation interest, $104,000 of accrued interest and $276,660 representing a prepayment penalty. In connection with the repurchase of the participation interest, the liens on the loans receivable were released.

                          DOLLAR FINANCIAL GROUP, INC.

12.  Credit Risk (continued)

The Company had approximately $29.1 million and $21.4 million of loans on its balance sheet at June 30, 2004 and 2003, respectively, which is reflected in loans receivable. Loans receivable, net at June 30, 2004 and 2003 are reported net of a reserve of $2.3 million and $1.3 million, respectively, related to consumer lending. Net charge-offs for the Company originated loans, which are charged against the allowance for loan losses for the fiscal years ended June 30, 2004, 2003 and 2002 were $9.0 million, $10.4 million and $5.6 million, respectively. For the years ended June 30, 2004, 2003 and 2002, total consumer lending revenue, net earned by the Company was $96.3 million, $81.6 million and $69.8 million, respectively.

Activity in the allowance for loan losses during the fiscal years ended 2002, 2003 and 2004 was as follows (in thousands):

                                                                        Year ended June 30,
                                                         --------------------------------------------------
Allowance for Loan Losses                                     2002             2003             2004
                                                         --------------------------------------------------
                                                                          (in thousands)

Balance at beginning of year........................      $        228   $      1,694        $    1,344

Provision charged to expense........................             1,448              -                 -
Provision charged to loan revenues..................             5,554          9,967             9,928
Foreign currency translation........................                18             75                15

Charge-offs.........................................            (5,554)       (10,392)           (8,972)
                                                         --------------------------------------------------
Balance at end of year..............................      $      1,694   $      1,344        $    2,315
                                                         ==================================================

                          DOLLAR FINANCIAL GROUP, INC.

13.  Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                    United                         United
                     2002                           States          Canada        Kingdom        Total
                                                ------------------------------------------------------------

Identifiable assets............................ $       141,981  $       82,860 $     67,639 $      292,480
Goodwill and other intangibles, net............          56,544          33,986       41,734        132,264
Sales to unaffiliated customers:
    Check cashing..............................          53,597          30,344       20,851        104,792
    Consumer lending:
       Fees from consumer lending..............          70,669          16,280       10,763         97,712
       Provision for loan losses and adjustment
          to servicing revenue.................         (23,622)         (2,919)      (1,372)       (27,913)
                                                ------------------------------------------------------------
    Consumer lending, net......................          47,047          13,361        9,391         69,799
    Money transfers............................           4,613           4,363        1,122         10,098
    Other......................................           7,677           7,401        2,209         17,287
                                                ------------------------------------------------------------
Total sales to unaffiliated customers..........         112,934          55,469       33,573        201,976
Establishment of reserves for new consumer
    lending arrangements.......................           2,244               -            -          2,244
Interest revenue...............................             168              83            3            254
Interest expense...............................          13,808           2,552        2,588         18,948
Depreciation and amortization..................           5,330           1,874        2,027          9,231
(Loss) income before income taxes..............         (6,537)          17,672        5,101         16,236
Losses on store closings and sales and
    other restructuring........................             281               -            -            281
Income tax provision ..........................             353           8,105        1,741         10,199

                     2003
Identifiable assets............................         131,819          89,365       77,105        298,289
Goodwill and other intangibles, net............          56,609          38,394       48,413        143,416
Sales to unaffiliated customers:
    Check cashing..............................          49,147          33,301       25,987        108,435
    Consumer lending:
       Fees from consumer lending..............          70,340          22,492       13,725        106,557
       Provision for loan losses and adjustment
          to servicing revenue.................         (19,368)         (3,247)      (2,380)       (24,995)
                                                ------------------------------------------------------------
    Consumer lending, net......................          50,972          19,245       11,345         81,562
    Money transfers............................           4,675           5,143        1,834         11,652
    Other......................................           5,678           9,334        2,727         17,739
                                                ------------------------------------------------------------
Total sales to unaffiliated customers..........         110,472          67,023       41,893        219,388
Interest revenue...............................             155              18            -            173
Interest expense...............................          17,770            (899)       3,470         20,341
Depreciation and amortization..................           5,377           1,837        1,965          9,179
Losses on store closings and sales and other
    other restructuring........................           3,987               -            -          3,987
Litigation settlement costs....................           2,750               -            -          2,750
(Loss) income before income taxes .............         (18,688)         26,058        8,272         15,642
Income tax provision (benefit).................          (1,262)         12,069        2,704         13,511

                          DOLLAR FINANCIAL GROUP, INC.

13.  Geographic Segment Information (continued)

                                                   United                       United
                                                   States         Canada        Kingdom       Total
                                                ------------------------------------------------------
                            2004
Identifiable assets............................ $    137,158    $   88,513     $  95,363    $ 321,034
Goodwill and other intangibles, net............       56,514        38,821        52,893      148,228
Sales to unaffiliated customers:
    Check cashing..............................       47,716        38,483        31,198      117,397
Consumer lending:
    Fees from consumer lending.................       71,577        31,479        17,751      120,807
    Provision for loan losses and adjustment
      to servicing revenue.....................      (17,504)       (3,001)       (3,984)     (24,489)
                                                ------------------------------------------------------
    Consumer lending, net......................       54,073        28,478        13,767       96,318
    Money transfers............................        4,525         5,795         2,732       13,052
    Other......................................        3,546        12,033         4,084       19,663
                                                ------------------------------------------------------

Total sales to unaffiliated customers..........      109,860        84,789        51,781      246,430
Interest revenue...............................          160            19             -          179
Interest expense...............................       18,587         2,511         4,384       25,482
Depreciation and amortization..................        5,220         2,476         2,136        9,832
Losses on store closings and sales and
    other restructuring........................          324            16            21          361
restructuring
Loss on extinguishment of debt.................        7,209             -           277        7,486
(Loss) income before income taxes..............      (17,801)       27,418        11,884       21,501
Income tax provision ..........................        3,534        10,111         2,944       16,589


14.  Related Party Transactions

During fiscal 1999, certain members of management received loans aggregating $2.9 million, of which $200,000 was repaid during the fiscal year ended June 30, 2001, which are secured by shares of the Corp.'s stock. All but of one of the loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004 and April 1, 2005. In addition, as part of an employment agreement, the Chief Executive Officer was issued a loan in the amount of $4.3 million to purchase additional shares of Corp.'s stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of a portion of his shares of Corp.'s stock.

During the fiscal year ended June 30, 2004, the Company paid Corp. dividends in the amount of $40.7 million.

The Company maintains an account on its balance sheet that reflects the amounts due from Corp. The balance of this account, entitled "Due from Parent", consists of payments made by the Company on behalf of Corp. which include tax payments, management fees and fees related to Corp.'s November 13, 2003 refinancing.

15. Subsidiary Guarantor Financial Information

The Company's payment obligations under its 9.75% Senior Notes due 2011 are jointly and severally guaranteed (such guarantees, the "Guarantees") on a full and unconditional basis by Corp. and by the Company's existing and future domestic subsidiaries (the "Guarantors"). Guarantees of the notes by Guarantors directly owning, now or in the future, capital stock of foreign subsidiaries will be secured by second priority liens on 65% of the capital stock of such foreign subsidiaries. In the event the Company directly owns a foreign subsidiary in the future, the notes will be secured by a second priority lien on 65% of the capital stock of any such foreign subsidiary (such capital stock of foreign subsidiaries referenced in this paragraph collectively, the "Collateral"). The non-guarantors consist of the Company's foreign subsidiaries ("Non-guarantors").

                          DOLLAR FINANCIAL GROUP, INC.

15. Subsidiary Guarantor Financial Information (continued)

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

Separate financial statements of each Guarantor that is a subsidiary of the Company have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2004 and 2003 and the condensed consolidating statements of operations and cash flows for the twelve months ended June 30, 2004 2003 and 2001of the Company, the combined Guarantor subsidiaries, the combined Non-Guarantor subsidiaries and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                          Consolidating Balance Sheets
                                  June 30, 2004
                                 (In thousands)
                                                       Dollar                        Subsidiary
                                                     Financial       Subsidiary         Non-
                                                    Group, Inc.      Guarantors      Guarantors      Eliminations    Consolidated
                                                  ----------------------------------------------------------------------------------

Assets
Cash and cash equivalents........................ $        4,942   $       22,182    $     42,142  $            -   $       69,266
Loans receivable ................................              -            4,838          24,278               -           29,116
Less: Allowance for loan losses..................              -              694           1,621               -            2,315
                                                  ----------------------------------------------------------------------------------
Loans receivable, net............................              -            4,144          22,657               -           26,801
Other consumer lending receivables...............          7,274              130               -               -            7,404
Other receivables................................            887              824           2,360            (284)           3,787
Income taxes receivable..........................         37,903                -           6,117         (40,850)           3,170
Prepaid expenses.................................          1,041              731           7,389               -            9,161
Deferred income taxes............................              -                -               -               -                -
Notes and interest receivable--officers..........          3,623                -               -               -            3,623
Due from affiliates..............................              -          117,472               -        (117,472)               -
Due from parent..................................          8,637                -               -               -            8,637
Property and equipment, net......................          4,702            6,255          17,008               -           27,965
Goodwill and other intangibles, net..............              -           56,514          91,714               -          148,228
Debt issuance costs, net.........................         11,160                -               -               -           11,160
Investment in subsidiaries.......................        259,437            9,801           6,705        (275,943)               -
Other............................................             29              422           1,381               -            1,832
                                                  ----------------------------------------------------------------------------------
                                                  $      339,635   $      218,475    $    197,473  $     (434,549)  $      321,034
                                                  ==================================================================================


Liabilities and shareholder's equity
Accounts payable................................. $          408   $        6,058    $      8,507  $            -   $       14,973
Income taxes payable.............................              -           40,850               -         (40,850)               -
Foreign income taxes payable.....................              -                -           5,979               -            5,979
Accrued expenses and other liabilities...........          3,286            3,772           9,850               -           16,908
Accrued interest payable.........................          2,974                -           1,186            (284)           3,876
Deferred tax liability...........................              -                -               -               -                -
Due to affiliates................................         53,681                -          63,791        (117,472)               -
Other collateralized borrowings..................              -                -               -               -                -
Revolving credit facilities......................              -                -               -               -                -
10 7/8% Senior Notes due 2006....................              -                -               -               -
9 3/4% Senior Notes due 2011.....................        241,176                -               -               -          241,176
Subordinated notes payable and other.............             93                -              12               -              105
                                                  ----------------------------------------------------------------------------------
                                                         301,618           50,680          89,325        (158,606)         283,017

Shareholder's equity:
   Common stock..................................              -                -               -               -                -
   Additional paid-in capital....................         21,617           83,309          27,304        (110,613)          21,617
   Retained earnings ............................          2,587           79,409          71,767        (151,176)           2,587
   Accumulated other comprehensive income........         13,813            5,077           9,077         (14,154)          13,813
                                                  ----------------------------------------------------------------------------------
Total shareholder's equity.......................         38,017          167,795         108,148        (275,943)          38,017
                                                  ----------------------------------------------------------------------------------
                                                  $      339,635   $      218,475    $    197,473  $     (434,549)  $      321,034
                                                  ==================================================================================

                          DOLLAR FINANCIAL GROUP, INC.

15.  Consolidating Financial Statements (continued)

                     Consolidating Statements of Operations
                            Year ended June 30, 2004
                                 (In thousands)

                                                    Dollar                      Subsidiary
                                                  Financial      Subsidiary         Non-
                                                 Group, Inc.     Guarantors     Guarantors      Eliminations    Consolidated
                                                -------------------------------------------------------------------------------
Revenues:
   Check cashing.............................   $            - $       47,717 $       69,680    $          -   $      117,397
   Consumer lending, net:
     Fees from consumer lending..............                -         71,577         49,230               -          120,807
     Provision for loan losses and adjustment
       to servicing revenue..................                -        (17,505)        (6,984)              -          (24,489)
                                                -------------------------------------------------------------------------------
   Consumer lending, net.....................                -         54,072         42,246               -           96,318
   Money transfer fees.......................                -          4,525          8,527               -           13,052
   Other ....................................                -          3,546         16,117               -           19,663
                                                -------------------------------------------------------------------------------
Total revenues...............................                -        109,860        136,570               -          246,430
Store and regional expenses:
   Salaries and benefits......................               -         41,510         34,498               -           76,008
   Occupancy..................................               -         10,988          8,817               -           19,805
   Depreciation...............................               -          3,458          3,088               -            6,546
   Returned checks, net and cash shortages....               -          4,275          4,857               -            9,132
   Telephone and communication................               -          3,756          1,909               -            5,665
   Advertising................................               -          3,778          3,165               -            6,943
   Bank charges...............................               -          2,140          1,604               -            3,744
   Armored carrier services...................               -          1,381          1,670               -            3,051
   Other......................................               -         12,739         12,047               -           24,786
                                                -------------------------------------------------------------------------------
Total store and regional expenses.............               -         84,025         71,655               -          155,680

Corporate expenses............................          16,625             (2)        16,190               -           32,813
Management fees...............................            (709)             -            709               -                -
Losses on store closings and sales and other
   restructuring..............................             296             29             36               -              361
Other depreciation and amortization...........           1,723             39          1,524               -            3,286
Interest expense (income).....................          20,311         (1,883)         6,875               -           25,303
Loss on extinguishment of debt................           7,209              -            277               -            7,486
                                                -------------------------------------------------------------------------------
(Loss) income before income taxes ............         (45,455)        27,652         39,304               -           21,501
Income tax (benefit) provision ...............         (17,279)        20,814         13,054               -           16,589
                                                -------------------------------------------------------------------------------
(Loss) income before equity in net income
   of subsidiaries...........................          (28,176)         6,838         26,250               -            4,912
Equity in net income of subsidiaries
   Domestic subsidiary guarantors............            6,838              -              -          (6,838)               -
   Foreign subsidiary non-guarantors.........           26,250              -              -         (26,250)               -
                                                -------------------------------------------------------------------------------
Net income  ..................................  $        4,912 $        6,838 $       26,250    $    (33,088)  $        4,912
                                                ===============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

15.  Consolidating Financial Statements (continued)

                     Consolidating Statements of Cash Flows
                            Year ended June 30, 2004
                                 (In thousands)

                                                             Dollar                    Subsidiary
                                                           Financial    Subsidiary        Non-
                                                          Group, Inc.   Guarantors     Guarantors      Eliminations    Consolidated
                                                        ----------------------------------------------------------------------------
Cash flows from operating activities:
Net income...........................................   $     4,912     $    6,838     $    26,250   $     (33,088)   $     4,912
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Undistributed income of subsidiaries............       (33,088)             -               -          33,088              -
     Depreciation and amortization...................         3,272          3,502           4,796               -         11,570
     Loss on extinguishment of debt..................         7,209              -             277               -          7,486
     Losses on store closings and sales..............           120             30              37               -            187
     Foreign currency gain on revaluation of
       collateralized borrowings.....................             -              -            (838)              -           (838)
     Deferred tax provision..........................         1,064         (1,902)              -               -           (838)
     Changes in assets and liabilities (net
       of effect of acquisitions):
         Decrease (increase) in loans
           and other receivables ....................           977         (1,942)         (6,355)            (40)        (7,360)
         Increase in income taxes receivable.........       (18,486)             -          (5,836)         22,521         (1,801)
         (Increase) decrease in prepaid expenses
           and other.................................          (205)           557          (2,739)              -         (2,387)
         Increase in accounts payable, income taxes
           payable,  accrued expenses and accrued
           interest payable..........................           736         21,792           9,394         (22,481)         9,441
                                                        ----------------------------------------------------------------------------
Net cash (used in) provided by operating activities..       (33,489)        28,875          24,986               -         20,372

Cash flows from investing activities:
Acquisitions, net of cash acquired...................             -              -            (550)              -           (550)
Gross proceeds from sale of fixed assets.............             -              -              81               -             81
Additions to property and equipment..................          (481)        (1,490)         (6,179)              -         (8,150)
Net increase in due from affiliates..................             -        (31,416)              -          31,416              -
                                                        ----------------------------------------------------------------------------
Net cash used in investing activities................          (481)       (32,906)         (6,648)         31,416         (8,619)

Cash flows from financing activities:
Redemption of subordinated notes.....................       (20,734)             -               -               -        (20,734)
Redemption of collateralized borrowings..............             -              -          (8,277)              -         (8,277)
Other debt borrowings (payments).....................            93              -            (165)              -            (72)
Issuance of 9 3/4% Senior Notes due 2011.............       241,176              -               -               -        241,176
Redemption of 10 7/8% Senior Notes due 2006..........      (111,170)             -               -               -       (111,170)
Net decrease in revolving credit facilities..........       (60,764)             -            (935)              -        (61,699)
Payment of debt issuance costs.......................       (10,929)             -               -               -        (10,929)
Net increase in due from parent......................        (4,064)             -               -               -         (4,064)
Net increase (decrease) in due to affiliates.........        38,022              -          (6,606)        (31,416)             -
Dividend paid to parent..............................       (40,699)             -               -               -        (40,699)
                                                        ----------------------------------------------------------------------------
Net cash provided by (used in) financing activities..        30,931              -         (15,983)        (31,416)       (16,468)
Effect of exchange rate changes on cash
   and cash equivalents..............................             -              -           2,176               -          2,176
                                                        ----------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents.        (3,039)        (4,031)          4,531               -         (2,539)
Cash and cash equivalents at beginning of year.......         7,981         26,213          37,611               -         71,805
                                                        ----------------------------------------------------------------------------
Cash and cash equivalents at end of year.............   $     4,942     $   22,182     $    42,142   $           -    $    69,266
                                                        ============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

15.  Consolidating Financial Statements (continued)

                          Consolidating Balance Sheets
                                  June 30, 2003
                                 (In thousands)

                                                          Dollar         Domestic       Foreign
                                                         Financial      Subsidiary     Subsidiary
                                                        Group, Inc.     Guarantors     Guarantors    Eliminations    Consolidated
                                                      ------------------------------------------------------------------------------

Assets
Cash and cash equivalents............................ $        7,981  $       26,213 $       37,611 $            -        $ 71,805
Loans receivable:
   Loans receivable..................................              -           3,508          9,936              -          13,444
   Loans receivable pledged..........................              -               -          8,000              -           8,000
                                                      ------------------------------------------------------------------------------
Total loans receivable...............................              -           3,508         17,936              -          21,444
Less:  Allowance for loan losses.....................              -             860            484              -           1,344
                                                      ------------------------------------------------------------------------------
Loans receivable, net................................              -           2,648         17,452              -          20,100
Other consumer lending receivables...................          6,253             205              -              -           6,458
Other receivables....................................          3,042             303          1,479           (324)          4,500
Income taxes receivable..............................         19,417               -            281        (18,329)          1,369
Prepaid expenses.....................................            804           1,111          4,443              -           6,358
Deferred income taxes................................          1,064               -              -         (1,064)              -
Notes and interest receivable--officers..............          3,466               -              2              -           3,468
Due from affiliates..................................              -          82,786              -        (82,786)              -
Due from parent......................................          4,573               -              -              -           4,573
Property and equipment, net..........................          5,884           8,260         15,065              -          29,209
Goodwill and other intangibles, net..................             58          56,551         86,807              -         143,416
Debt issuance costs, net.............................          4,990               -            210              -           5,200
Investment in subsidiaries...........................        220,950           9,801          6,705       (237,456)              -
Other................................................             58             599          1,176              -           1,833
                                                      ------------------------------------------------------------------------------
                                                      $      278,540  $      188,477 $      171,231 $     (339,959) $      298,289
                                                      ==============================================================================


Liabilities and shareholder's equity
Accounts payable..................................... $          148  $        7,225 $        9,872 $            -  $       17,245
Income taxes payable.................................              -          18,329              -        (18,329)              -
Foreign income taxes payable.........................              -               -          1,380              -           1,380
Accrued expenses.....................................          2,886           3,254          4,372              -          10,512
Accrued interest payable.............................          1,491              57            432           (324)          1,656
Deferred tax liability...............................              -           1,902              -         (1,064)            838
Due to affiliates....................................         16,373               -         66,413        (82,786)              -
Revolving credit facilities..........................         60,764               -            935              -          61,699
10 7/8% Senior Notes due 2006........................        109,190               -              -              -         109,190
Other collateralized borrowings......................              -               -          8,000              -           8,000
Subordinated notes payable and other.................         20,000               -             81              -          20,081
                                                      ------------------------------------------------------------------------------
                                                             210,852          30,767         91,485       (102,503)        230,601


Shareholder's equity:
   Common stock......................................              -               -              -              -               -
   Additional paid-in capital........................         50,957          88,380         27,304       (115,684)         50,957
   Retained earnings ................................          9,034          68,059         45,520       (113,579)          9,034
   Accumulated other comprehensive income                      7,697           1,271          6,922         (8,193)          7,697
                                                      ------------------------------------------------------------------------------
Total shareholder's equity...........................         67,688         157,710         79,746       (237,456)         67,688
                                                      ------------------------------------------------------------------------------
                                                      $      278,540  $      188,477 $      171,231 $     (339,959) $      298,289
                                                      ==============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

15. Consolidating Financial Statements (continued)

                     Consolidating Statements of Operations
                            Year ended June 30, 2003
                                 (In thousands)

                                                     Dollar        Domestic        Foreign
                                                   Financial      Subsidiary     Subsidiary
                                                  Group, Inc.     Guarantors     Guarantors     Eliminations    Consolidated
                                                 ------------------------------------------------------------------------------

Revenues......................................   $            - $      110,472 $      108,916  $            - $      219,388
Store and regional expenses:
   Salaries and benefits......................                -         41,520         28,279               -         69,799
   Occupancy..................................                -         11,130          7,726               -         18,856
   Depreciation...............................                -          3,255          2,604               -          5,859
   Other......................................                -         29,198         18,568               -         47,766
                                                 ------------------------------------------------------------------------------
Total store and regional expenses.............                -         85,103         57,177               -        142,280

Corporate expenses............................           19,036             23         12,182               -         31,241
Management fee................................           (9,159)         7,779          1,380               -              -
Losses on store closings and sales and other
   restructuring..............................            3,485            407             95               -          3,987
Other depreciation and amortization...........            2,062             60          1,198               -          3,320
Interest expense, net.........................           16,648            966          2,554               -         20,168
Litigation settlement costs...................                -          2,750              -               -          2,750
                                                 ------------------------------------------------------------------------------
(Loss) income before income taxes ............          (32,072)        13,384         34,330               -         15,642
Income tax (benefit) provision ...............          (11,100)         9,838         14,773               -         13,511
                                                 ------------------------------------------------------------------------------
(Loss) income before equity in net
   Income of subsidiaries.....................          (20,972)         3,546         19,557               -          2,131
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors.............            3,546              -              -          (3,546)             -
   Foreign subsidiary guarantors..............           19,557              -              -         (19,557)             -
                                                 ------------------------------------------------------------------------------
Net income  ..................................   $        2,131 $        3,546 $       19,557  $      (23,103)$        2,131
                                                 ==============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

15.  Consolidating Financial Statements (continued)

                     Consolidating Statements of Cash Flows
                            Year ended June 30, 2003
                                 (In thousands)

                                                            Dollar         Domestic       Foreign
                                                           Financial      Subsidiary    Subsidiary
                                                          Group, Inc.     Guarantors    Guarantors    Eliminations    Consolidated
                                                        ----------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                              $     2,131     $     3,546    $    19,557   $     (23,103)  $     2,131
Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities:
     Undistributed income of subsidiaries............       (23,103)              -              -          23,103             -
     Depreciation and amortization...................         3,853           3,316          3,802               -        10,971
     Losses on store closings and sales..............         3,485             407             95               -         3,987
     Foreign currency gain on revaluation of
       collateralized borrowings.....................             -               -           (398)              -          (398)
     Deferred tax provision..........................           102             681              -               -           783
     Changes in assets and liabilities (net
       of effect of acquisitions):
         (Increase) decrease in loans
           and other receivables ....................        (7,106)          6,060         (3,823)         (4,249)       (9,118)
         (Increase) decrease in income taxes
           receivable.............................          (10,961)              1           (281)          9,615        (1,626)
         Decrease (increase) in prepaid expenses
           and other.................................            96             800             (5)              -           891
         (Decrease) increase in accounts payable,
           income taxes payable, accrued expenses
           and other liabilities and accrued interest
           payable...................................        (5,469)         10,798         (3,752)         (5,366)       (3,789)
                                                        ----------------------------------------------------------------------------
Net cash (used in) provided by operating
   activities........................................       (36,972)         25,609         15,195               -         3,832

Cash flows from investing activities:
Acquisitions, net of cash acquired...................             -               -         (3,251)              -        (3,251)
Additions to property and equipment..................          (874)         (1,074)        (5,480)              -        (7,428)
Net increase in due from affiliates..................             -         (39,727)             -          39,727             -
                                                        ----------------------------------------------------------------------------
Net cash used in investing activities................          (874)        (40,801)        (8,731)         39,727       (10,679)

Cash flows from financing activities:
Other debt payments..................................             -               -             (3)              -            (3)
Other collateralized borrowings......................             -               -          8,000               -         8,000
Net decrease in revolving credit facilities..........        (7,836)              -         (9,401)              -       (17,237)
Payment of debt issuance costs.......................          (490)              -           (200)              -          (690)
Net increase in due from parent......................          (967)              -              -               -          (967)
Net increase (decrease) in due to affiliates.........        53,374               -        (13,647)        (39,727)            -
                                                        ----------------------------------------------------------------------------
Net cash provided by (used in) financing activities..        44,081               -        (15,251)        (39,727)      (10,897)

Effect of exchange rate changes on cash
   and cash equivalents..............................             -               -          2,916               -         2,916
                                                        ----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents.         6,235         (15,192)        (5,871)              -       (14,828)
Cash and cash equivalents at beginning of year.......         1,746          41,405         43,482               -        86,633
                                                        ----------------------------------------------------------------------------
Cash and cash equivalents at end of year.............   $     7,981     $    26,213    $    37,611   $           -   $    71,805
                                                        ============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

15. Consolidating Financial Statements (continued)

                     Consolidating Statements of Operations
                            Year ended June 30, 2002
                                 (In thousands)

                                                  Dollar        Domestic       Foreign
                                                 Financial     Subsidiary     Subsidiary
                                                Group, Inc.    Guarantors     Guarantors     Eliminations   Consolidated
                                               ---------------------------------------------------------------------------
Revenues...................................... $            - $     112,934 $       89,042  $            - $      201,976

Store expenses:
   Salaries and benefits......................              -        40,985         24,310               -         65,295
   Occupancy..................................              -        11,540          6,547               -         18,087
   Depreciation...............................              -         3,431          3,091               -          6,522
   Other......................................              -        30,549         15,689               -         46,238
                                               ---------------------------------------------------------------------------
Total store expenses..........................              -        86,505         49,637               -        136,142

Establishment of reserves for new consumer
   lending arrangements.......................              -         2,244              -               -          2,244
Corporate expenses............................         15,952           226          8,338               -         24,516
Management fee................................        (12,226)        9,855          2,371               -              -
Losses on store closings and sales...........             406           970             59               -          1,435
Other depreciation and amortization...........          1,601           298            810               -          2,709
Interest expense (income).....................         16,167        (2,527)         5,054               -         18,694
                                               ---------------------------------------------------------------------------
(Loss) income before income taxes.............        (21,900)       15,363         22,773               -         16,236
Income tax (benefit) provision................         (7,846)        8,199          9,846               -         10,199
                                               ---------------------------------------------------------------------------

(Loss) income before equity in net
   income of subsidiaries.....................        (14,054)        7,164         12,927               -          6,037
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors.............          7,164             -              -          (7,164)             -
   Foreign subsidiary guarantors..............         12,927             -              -         (12,927)             -

                                               ---------------------------------------------------------------------------
Net income  .................................. $        6,037 $       7,164 $       12,927  $      (20,091)$        6,037
                                               ===========================================================================

                          DOLLAR FINANCIAL GROUP, INC.

15.  Consolidating Financial Statements (continued)

                     Consolidating Statements of Cash Flows
                            Year ended June 30, 2002
                                 (In thousands)

                                                              Dollar       Domestic       Foreign
                                                             Financial    Subsidiary    Subsidiary
                                                            Group, Inc.   Guarantors    Guarantors    Eliminations   Consolidated
                                                           ------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                 $     6,037   $     7,164   $    12,927   $     (20,091) $     6,037
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Undistributed income of subsidiaries.................     (20,091)            -             -          20,091            -
     Depreciation and amortization........................       3,111         3,727         3,902               -       10,740
     Losess on store closings and sales ..................         125           970            59               -        1,154
     Establishment of reserves of new consumer
       lending arrangements...............................           -         1,448             -               -        1,448
     Deferred tax provision (benefit).....................         413        (1,286)            -               -         (873)
     Changes in assets and liabilities (net of effect
       of acquisitions):
         Decrease (increase) in loans and other
           receivables....................................       5,356         2,790        (1,146)         (4,715)       2,285
         Increase in income taxes receivable..............        (698)            -             -               -         (698)
         Decrease in prepaid expenses and other...........          87           108            65               -          260
         (Increase) decrease in accounts payable, income
           taxes payable, accrued expenses and
           other liabilities and accrued interest payable        1,251        (5,656)       (6,210)          4,715       (5,900)
                                                           ------------------------------------------------------------------------
Net cash (used in) provided by operating activities.......      (4,409)        9,265         9,597               -       14,453

Cash flows from investing activities:
Acquisitions, net of cash acquired........................           -           (59)           14               -          (45)
Additions to property and equipment.......................      (3,203)       (2,499)       (4,361)              -      (10,063)
Net decrease (increase) in due from affiliates............       3,248        (1,650)            -          (1,598)           -
                                                           ------------------------------------------------------------------------
Net cash provided by (used in) investing activities.......          45        (4,208)       (4,347)         (1,598)     (10,108)

Cash flows from financing activities:
Other debt payments.......................................           -             -           (64)              -          (64)
Net increase in revolving credit facilities...............       6,300             -         4,812               -       11,112
Payment of debt issuance costs............................        (571)            -             -               -         (571)
Net increase in due from parent...........................      (1,068)            -             -               -       (1,068)
Net increase in due to affiliates.........................           -             -        (1,598)          1,598            -
                                                           ------------------------------------------------------------------------
Net cash provided by financing activities.................       4,661             -         3,150           1,598        9,409

Effect of exchange rate changes on cash and
   cash equivalents.......................................           -             -           427              -           427
                                                           ------------------------------------------------------------------------
Net increase in cash and cash equivalents.................         297         5,057         8,827               -       14,181
Cash and cash equivalents at beginning of year............       1,449        36,348        34,655               -       72,452
                                                           ------------------------------------------------------------------------
Cash and cash equivalents at end of year.................. $     1,746   $    41,405   $    43,482   $           -  $    86,633
                                                           ========================================================================

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


     Changes in Internal Control Over Financial Reporting


     There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item    9B.   OTHER INFORMATION
         N/A.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

     Our directors and officers and their respective ages and positions are set forth below:


Name                                     Age    Position with Dollar Financial Group, Inc.
----                                     ---    ------------------------------------------
Jeffrey Weiss .....................       61    Chairman of the Board of Directors and Chief Executive Officer
Donald Gayhardt....................       40    President and Director
Randall Underwood .................       54    Executive Vice President and Chief Financial Officer
Sydney Franchuk ...................       52    Senior Vice President and President--Canadian Operations
Cameron Hetherington...............       39    Senior Vice President--International Operations
Gillian Wilmot ....................       43    Senior Vice President and President--U.K. Operations
Peter Sokolowski ..................       43    Vice President, Chief Credit Officer
Cyril Means........................       37    Vice President, General Counsel
Melissa Soper......................       38    Vice President, Human Resources
William Athas .....................       42    Vice President, Finance

     The directors and officers of our parent company, Dollar Financial Corp., and their respective ages and positions are set forth below:


Name                                     Age    Position with Dollar Financial Group, Inc.
----                                     ---    ------------------------------------------
Jeffrey Weiss .....................       61    Chairman of the Board of Directors and Chief Executive
                                                    Officer
Donald Gayhardt....................       40    President and Director
Randall Underwood .................       54    Executive Vice President and Chief Financial Officer
Sydney Franchuk ...................       52    Senior Vice President and President--Canadian
                                                Operations
Cameron Hetherington...............       39    Senior Vice President--International Operations
Gillian Wilmot ....................       43    Senior Vice President and President--U.K. Operations
Peter Sokolowski ..................       43    Vice President, Chief Credit Officer
Cyril Means........................       37    Vice President, General Counsel
Melissa Soper......................       38    Vice President, Human Resources
William Athas .....................       42    Vice President, Finance
Michael Koester....................       32    Director
Muneer Satter......................       43    Director
Jonathan Seiffer...................       32    Director
Jonathan Sokoloff..................       47    Director
Michael Solomon....................       29    Director


     Jeffrey Weiss has served as our Chairman and Chief Executive Officer since an affiliate of Bear Stearns & Co. Inc. acquired us in May 1990. Until June 1992, Mr. Weiss was also a Managing Director at Bear Stearns with primary responsibility for the firm's investments in small to mid-sized companies, in addition to serving as Chairman and Chief Executive Officer for several of these companies. Mr. Weiss is the author of several popular financial guides.

     Donald Gayhardt has served as our President since December 1998. Mr. Gayhardt also served as our Chief Financial Officer from April 2001 to June 2004. He served as our Executive Vice President and Chief Financial Officer from 1993 to 1997. In addition, he joined our board as a director in 1990. Prior to joining us, Mr. Gayhardt was employed by Bear Stearns from 1988 to 1993, most recently as an Associate Director in the Principal Activities Group, where he had oversight responsibility for the financial and accounting functions at a number of manufacturing, distribution and retailing firms, including our company. Prior to joining Bear Stearns, Mr. Gayhardt held positions in the mergers and acquisitions advisory and accounting fields.

     Randall Underwood joined us as our Executive Vice President and Chief Financial Officer in June 2004. Previously, Mr. Underwood served for three years as Senior Vice President, Global Finance and Administration and Chief Financial Officer for The Coleman Company, Inc. Prior to his tenure at The Coleman
Company, Mr. Underwood held senior executive positions with Strategic Development Partners, Inc. from 1999 through 2000 and Thorn Americas, Inc. from 1988 through 1998. Earlier in his career, he practiced as a Certified Public Accountant with the firm of Peat, Marwick, Mitchell and Co.

     Sydney Franchuk, our Senior Vice President and President--Canadian Operations, has served as President of our Canadian operations since November 1997. Previously, Mr. Franchuk held the position of Vice President of Finance and Administration for National Money Mart Co. and Check Mart, an affiliated company in the United States. Prior to joining us in 1985, Mr. Franchuk was a public accountant with Woods & Company and Ernst & Young LLP Chartered Accountants and is a Certified Management Accountant.

     Cameron Hetherington became our Senior Vice President--International Operations in May 2004. He served as our Senior Vice President and President--UK Operations, as well as Managing Director of Dollar Financial UK Limited from March 1999 to May 2004. From July 1993 to September 1998, Mr. Hetherington was employed at our Canadian operations in a variety of senior management positions, including National Operations Manager. From June 1983 to November 1992, Mr. Hetherington served as a commissioned officer within the Australian Defence Force in a variety of operational, training and administrative roles both domestically and overseas.

     Gillian Wilmot joined us as our Senior Vice President and President--U.K. Operations in May 2004. Prior to joining us, Ms. Wilmot worked as a strategic consultant beginning in January 2003. She was Managing Director for the Mail Markets Division of the Royal Mail from January 2001 through January 2003 and the Brand and Strategy Director for Littlewoods PLC from April 1999 through November 2000. Additionally, Ms. Wilmot is currently a director of Blackwells Retail and a member of the U.K. Committee of Advertising Practice.

     Peter Sokolowski has served as our Vice President--Chief Credit Officer since October 2002 and has overall responsibility for the oversight of underwriting, analysis and performance monitoring for our credit products. He also served as our Vice President--Finance from 1991 to 2002. Prior to joining us, Mr. Sokolowski worked in various financial positions in the commercial banking industry.

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

     Melissa Soper has served as our Vice President--Human Resources since October 1996 and has overall responsibility for our human resources compliance to state and federal labor laws. Prior to joining us, Ms. Soper served as a Director of Human Resources for a national hotel chain.

     William Athas, our Vice President--Finance, had formerly served as our Director of Finance since January 2000, and has since had overall responsibility for accounting oversight. Prior to joining us, he was the divisional controller of Timet, a titanium metals company, from December 1998 to January 2000. Mr. Athas worked at Asarco, Inc., a non-ferrous metals company, from August 1987 to December 1998, where he became the assistant corporate controller in 1997. He attained his CPA certification in 1989.

     Michael Koester has served as a director since November 2003. He has been a vice president of Goldman Sachs & Co.'s Principal Investment Area since December 2002. From August 1999 to December 2002, he was an associate of Goldman Sachs.

     Muneer Satter has served as a director since December 1998. He is a Managing Director in Goldman Sachs' Principal Investment Area in New York. Prior to this assignment, he was head of Goldman Sachs' Principal Investment Area in Europe and was based in London. He joined the firm in 1988 and became a managing director in 1996. He also serves on the boards of directors of Atkins Nutritional, Inc., Diveo Broadband Networks and Grupo Clarin S.A.

     Jonathan Seiffer has served as a director since October 2001. He has been a partner of Leonard Green & Partners, L.P. since January 1999 and joined Leonard Green & Partners, L.P. as an associate in October 1994. Prior to his arrival at Leonard Green & Partners, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation. He is also a director of Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc. and several private companies.

     Jonathan Sokoloff has served as a director since December 1998. Mr. Sokoloff has been an executive officer of Leonard Green & Partners, L.P. since its formation in 1994. Since 1990, Mr. Sokoloff has been a partner in a private equity firm affiliated with Leonard Green & Partners, L.P. Mr. Sokoloff was previously a Managing Director at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of The Sports Authority, Rite Aid Corporation, Diamond Triumph Auto Glass, Inc. and several private companies.

     Michael Solomon has served as a director since October 2002. He has been a vice president of Leonard Green & Partners, L.P. since April 2002 and joined Leonard Green & Partners, L.P. as an associate in May 2000. From June 1996 to May 2000, Mr. Solomon was an associate with the Financial Sponsors Group of Deutsche Banc Alex Brown.

Audit Committee Financial Expert

Our parent company's board of directors has not determined that any of the current members of its audit committee is an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934, as amended. Our parent company believes that the members of its audit committee are financially literate and appropriately experienced in business, accounting and financial matters for a company, such as ours, that does not have equity securities listed on a national exchange or association. Although they may not have obtained these attributes through the experience specified in the definition of "audit committee financial expert," our parent company believes the members of its audit committee are able to effectively serve and carry out the duties and responsibilities of the audit committee.

Code of Ethics

Our parent company has adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller, as well as other senior officers. The code of ethics is available on our website at http://www.dfg.com.

Item 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

     The following table sets forth information with respect to the compensation of our Chief Executive Officer and each of our named executive officers whose annual total salary and bonus in fiscal 2004 exceeded $100,000:



                                                          Annual Compensation
                                            ------------------------------------------------
                Name and                                                   Other Annual         All Other
           Principal Position         Year    Salary ($)    Bonus ($)    Compensation ($)    Compensation ($)
    -----------------------------------------------------------------------------------------------------------
     Jeffrey Weiss..............        2004      675,000      1,052,000       99,217(1)           7,741(3)
       Chairman and                     2003      650,000              -       60,290(1)           8,414(3)
       Chief Executive Officer          2002      650,000              -      122,417(1)           5,625(3)

    Donald Gayhardt.............        2004      400,000        603,000            -              2,103(3)
       President                        2003      350,000              -            -              3,264(3)
                                        2002      350,000              -            -              3,990(3)

    Sydney Franchuk.............        2004      148,980        157,325            -             11,332(3)
       Senior Vice President and        2003      132,840         84,353            -                  -
       President - Canadian             2002      127,560         79,725            -                  -
       Operations

    Cameron Hetherington........        2004      204,880        243,668       69,628(2)          14,342(3)
       Senior Vice President and        2003      186,695         56,008       64,458(2)          13,067(3)
       President - U.K. Operations      2002      128,980         46,985       53,907(2)           2,971(3)

(1) Amounts include $28,840 paid in fiscal 2004, $30,635 paid in fiscal 2003 and $62,314 paid in fiscal 2002 for life insurance premiums on policies where we were not the named beneficiary. Amounts include $48,853 paid in fiscal 2004 for employee memberships. Perquisites and other personal benefits provided to each other named executive officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for the officer.
(2)  Amounts represent housing and other living costs.
(3) Amounts represent payments relating to retirement plans.

                      Option/SAR Grants in Last Fiscal Year

                                  Individual Grants                                     Potential Realizable
                                                                                           Value at Asumed
                                                                                        Annual Rates of Stock
                                                                                          Price Appreciation
                                                                                           for Option Term
---------------------------------------------------------------------------------------------------------------
                        Securities         Percent of        Exercise
       Name             underlying            total          of base
                        option/SARs       Options/SARs        price        Expiration
                          Granted            granted          ($/Sh)          date          5%         10%
                            (#)                to                                          ($)         ($)
                                            employees                                       $           $
                                            in fiscal
                                              year
---------------------------------------------------------------------------------------------------------------
   Don Gayhardt           544(1)              100%            $5,600         1/6/14      $152,320    $304,640

(1) Represents the number of shares of the common stock of our parent company, Dollar Financial Corp., underlying options granted in January 2004 under our parent company's 1999 Stock Incentive Plan.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                Shares                   Number of Securities          Value of Unexercised
                               Acquired     Value       Underlying Unexercised        In-the-Money Options at
Name                         on Exercise   Realized   Options at Fiscal Year End        Fiscal Year End(1)
-----------------------------------------------------------------------------------------------------------------
                                                       Exercisable/Unexercisable     Exercisable/Unexercisable
Jeffrey Weiss........                -      $      -              0/0                          $0/$0
Donald Gayhardt......                -             -            399/544                     $947,625/$0
Sydney Franchuk......                -             -            100/20                      $237,500/$0
Cameron Hetherington.                -             -            100/20                      $237,500/$0


(1) An assumed fair market value of $5,600 per share was used to calculate the value of the options. As the shares are not traded in an established public market, the value assigned is based on the strike price of the most recent options to be granted.

1999 Stock Incentive Plan

     Our parent company's 1999 stock incentive plan is intended to secure for us the benefits arising from stock ownership by selected key employees, directors, consultants and advisors as our parent company's board of directors may from time to time determine. The following are the material terms of the 1999 plan:

Shares Subject to Plan

     The aggregate number of shares of our parent company's stock reserved and available for issuance under the 1999 plan is 1,413.32 of which 1,408.00 were underlying outstanding stock options as of June 30, 2004. Our parent company does not intend to grant any additional stock options under the 1999 plan. The number of shares reserved for issuance is generally subject to equitable adjustment upon the occurrence of any reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, combination or exchange of shares, stock dividend or other similar corporate transaction or event.

Administration

     The plan is administered by our parent company's board of directors. Our parent company's board of directors has authority to construe and interpret the 1999 plan and any awards made thereunder, to grant and determine the terms of awards and to make any necessary rules and regulations for the administration of the 1999 plan.

Eligibility

     All of our employees and directors, and in specified circumstances, our consultants and advisors are eligible to participate in the 1999 plan.

Type of Awards

     Nonqualified stock options or incentive stock options may be granted under the 1999 plan. Stock appreciation rights may also be granted in tandem with nonqualified stock options or incentive stock options granted under the 1999 plan.

Amendment and Termination

     The 1999 plan may be amended by our parent company's board of directors, at any time, subject to stockholder approval to increase the shares of stock reserved for issuance under the 1999 plan or modify eligibility requirements.

Exercisability, Vesting and Price of Awards

     The stock options will vest at the times and upon the conditions that the committee may determine. The price at which shares subject to any stock options may be purchased are reflected in each particular stock option agreement.

Employment Agreement with Jeffrey Weiss

     Effective December 19, 2003, we entered into a new employment agreement with Jeffrey Weiss. The agreement provides for Mr. Weiss to serve as our Chief Executive Officer for a term of three years. The term shall be automatically renewed for subsequent additional terms of one year unless either party provides notice of its intention not to renew the term.

     The employment agreement provides for Mr. Weiss to receive an annual base salary of $675,000, subject to biannual increase by our board of directors or a committee thereof, and to receive specified annual cash bonuses determined based on our achievement of annual performance targets. Mr. Weiss is also entitled to specified perquisites. In addition, as long as Mr. Weiss serves as our Chief Executive Officer, we will use our commercially reasonable efforts to ensure that he continues to serve on our board of directors.

     If Mr. Weiss' employment is terminated other than for cause in relation to a change of control, the employment agreement provides that we will pay Mr. Weiss his unpaid base salary for the remainder of the term, discounted to present value, without mitigation. In such circumstances, the employment agreement also provides for the continuation of specified benefits during the remaining scheduled term of the employment agreement.

     If Mr. Weiss' employment is terminated other than for cause under any circumstances not related to a change of control, or if Mr. Weiss terminates his employment for good reason, the employment agreement provides that we will pay Mr. Weiss his remaining base salary during the remaining scheduled term of the employment agreement, subject to offset for compensation earned pursuant to new employment. In such circumstances, the employment agreement also provides for the continuation of specified benefits during the remaining scheduled term of the employment agreement.

Employment Agreement with Donald Gayhardt

     Effective December 19, 2003, we entered into a new employment agreement with Donald Gayhardt. The agreement provides for Mr. Gayhardt to serve as our President for a term of three years. The term shall be automatically renewed for subsequent additional terms of one year unless either party provides notice of its intention not to renew the term.

     The employment agreement provides for Mr. Gayhardt to receive an annual base salary of $400,000, subject to biannual increase by our board of directors or a committee thereof, and to receive specified annual cash bonuses determined based on our achievement of annual performance targets. Mr. Gayhardt is also entitled to specified perquisites. In addition, as long as Mr. Gayhardt serves as our President, we will use our commercially reasonable efforts to ensure that he continues to serve on our board of directors.

     If Mr. Gayhardt's employment is terminated other than for cause in relation to a change of control, the employment agreement provides that we will pay Mr. Gayhardt his unpaid base salary for the remainder of the term, discounted to present value, without mitigation. In such circumstances, the employment agreement also provides for the continuation of specified benefits during the remaining scheduled term of the employment agreement.

     If Mr. Gayhardt's employment is terminated other than for cause under any circumstances not related to a change of control, or if Mr. Gayhardt terminates his employment for good reason, the employment agreement provides that we will pay Mr. Gayhardt his remaining base salary during the remaining scheduled term of the employment agreement, subject to offset for compensation earned pursuant to new employment. In such circumstances, the employment agreement also provides for the continuation of specified benefits during the remaining scheduled term of the employment agreement.

     Effective January 2004, our parent company granted Mr. Gayhardt an option to purchase 544 shares of its common stock pursuant to our 1999 stock incentive plan at an exercise price of $5,600 per share.

Employment Agreement with Randall Underwood

     Effective June 30, 2004, we entered into an employment agreement for Randall Underwood to serve as our Chief Financial Officer. The employment agreement provides for Mr. Underwood to receive an annual base salary of $275,000, subject to annual review by our board of directors or a committee thereof, and to receive specified annual cash bonuses determined based on our achievement of annual performance targets. Mr. Underwood is also entitled to specified perquisites.

     If Mr. Underwood's employment is terminated in relation to a change of control, the employment agreement provides that we will continue to pay Mr. Underwood his base salary for eighteen months following the date of termination. If Mr. Underwood's employment is terminated other than for cause, the employment agreement provides that we will continue to pay Mr. Underwood his base salary for six months following the date of termination and will pay Mr. Underwood at a rate equal to 50% of his base salary for twelve months thereafter.

Employment Agreement with Cameron Hetherington

     Effective April 1, 2002, we entered into an employment agreement with Cameron Hetherington. The agreement provides for Mr. Hetherington to serve as our President--U.K. Operations through June 30, 2004. The employment agreement provides for Mr. Hetherington to receive an annual base salary of (pound)(GPB)117,700 and specified annual cash bonuses determined based on our achievement of annual performance targets. Mr. Hetherington is also entitled to specified perquisites. If Mr. Hetherington's employment is terminated other than for cause after April 1, 2003, the employment agreement provides that we will pay Mr. Hetherington moving expenses and fifty percent of one year's base salary, subject to offset for compensation earned pursuant to new employment.

Director Compensation

     Our and our parent company's directors are not currently entitled to any compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

     Our parent company's board of directors as a whole performed the functions of a compensation committee, and all of the members of our parent company's board of directors participated in deliberations concerning executive compensation, including Jeffrey Weiss, our Chairman and Chief Executive Officer, and Donald Gayhardt, our President. No interlocking relationship exists between our parent company's board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of our issued and outstanding shares of capital stock are owned by our parent company, Dollar Financial Corp.

     The following table sets forth the number of shares of our parent company's common stock owned beneficially on June 30, 2004, by:

     o each person that is the beneficial owner of more than 5% of our parent company's common stock;
     o    all directors and nominees;
     o    the named executive officers; and
     o    all directors and executive officers as a group.

     The address of each officer and director is c/o Dollar Financial Group, Inc., 1436 Lancaster Avenue, Berwyn, Pennsylvania 19312, unless otherwise indicated. On June 30, 2004, there were a total of 19,864.87 shares of our parent company's common stock issued (106.71 shares were held in treasury).

                                                                       Amount of
Name and Address of Beneficial Owner                                  Beneficial   Percent of
of Dollar Financial Corp. Shares                                       Ownership      Class
-----------------------------------------------------------------------------------------------
Green Equity Investors II, L.P.(1) ..........................         13,014.94       65.87%
Jonathan Seiffer(1)..........................................         13,014.94(3)    65.87
Jonathan Sokoloff(1)                                                  13,014.94(3)    65.87
Jeffrey Weiss................................................          3,058.99       15.48
The Goldman Sachs Group, Inc.(2).............................          2,150.46(4)    10.88
Michael Koester(2)...........................................          2,150.46(5)    10.88
Muneer Satter(2).............................................          2,150.46(5)    10.88
Donald Gayhardt(2)...........................................            563.56(6)     2.80
Sydney Franchuk..............................................            141.24(7)        *
Cameron Hetherington.........................................            100.00(8)        *
Michael Solomon(1)...........................................                  -          *
Randall Underwood............................................                  -          *
All directors and officers as a group (14 persons)...........         19,151.01(9)    93.88


*    Less than 1% of the class

(1) The address of Green Equity Investors II, L.P. Jonathan Seiffer, Jonathan Sokoloff and Michael Solomon is 11111 Santa Monica Boulevard, Los Angeles, California 90025.

(2) The address of The Goldman Sachs Group, Inc., Michael Koester and Muneer Satter is 85 Broad Street, New York, New York 10004.

(3) Green Equity Investors II, L.P. is a Delaware limited partnership managed by Leonard Green & Partners, L.P. Each of Messrs. Seiffer and Sokoloff, either directly or indirectly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Leonard Green & Partners, L.P. As such, Messrs. Seiffer and Sokoloff may be deemed to have shared voting and investment power with respect to shares held by Green Equity Investors II, L.P. These individuals disclaim beneficial ownership of the securities held by Green Equity Investors II, L.P.

(4) Represents the aggregate number of shares of our parent company's common stock that are owned by certain investment funds affiliated with the Goldman Sachs Group, Inc. Consists of 1,350.19 shares beneficially owned by GS Mezzanine Partners, L.P., 725.03 shares beneficially owned by GS Mezzanine Partners Offshore, L.P., 17.44 shares beneficially owned by Bridge Street Fund 1998, L.P. and 57.80 shares beneficially owned by Stone Street Fund 1998, L.P. The Goldman Sachs Group, Inc. disclaims beneficial ownership of the 2,150.46 shares owned by such investment funds to the extent attributable to equity interests therein held by persons other than The Goldman Sachs Group, Inc. and its affiliates. Each of such funds shares voting and investment power with certain of its respective affiliates.

(5) Mr. Satter is a managing director and Mr. Koester is a vice president of Goldman Sachs & Co., a wholly owned subsidiary of The Goldman Sachs Group, Inc. As such, Messrs. Satter and Koester may be deemed to have shared voting and investment power with respect to shares held by investment funds managed by affiliates of The Goldman Sachs Group, Inc. These individuals disclaim beneficial ownership of the securities held by such investment funds, except to the extent of their respective pecuniary interests therein, if any.

(6) Includes options to purchase 399.00 shares of our parent company's common stock which are currently exercisable.

(7) Includes options to purchase 100.00 shares of our parent company's common stock which are currently exercisable.

(8) Includes options to purchase 100.00 shares of our parent company's common stock which are currently exercisable.

(9) Includes options to purchase 641.00 shares of our parent company's common stock which are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans


                                     Number of                                       Number of securities
                              securities to be issued      Weighted-average           remaining available
                                  upon exercise of         exercise price of          for future issuance
                                outstanding options,     outstanding options,      under equity compensation
                                warrants and rights       warrants and rights                plans
                                                                                     (excluding securities
       Plan category                                                                reflected in column (a)
----------------------------- ------------------------- ------------------------ ------------------------------

Equity compensation
plans approved by
security holders                      1,408(1)                  $4,314                         5

Equity compensation plans
not approved by security
holders                                  -                         -                           -

     (1) Represents the number of shares of the common stock of our parent company, Dollar Financial Corp. issuable upon exercise of options outstanding under its 1999 Stock Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders' Agreement

     Our parent company is a party to an amended and restated stockholders agreement with certain stockholders, including GS Mezzanine Partners, L.P., Bridge Street Fund 1998, L.P., Stone Street Fund 1998, L.P. and GS Mezzanine Partners Offshore, L.P. (collectively, "GS "), Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P. (together, "Ares "), Green Equity Investors II, L.P., Jeffrey Weiss, Donald Gayhardt and C.L. and Sheila Jeffrey. The stockholders agreement will terminate on November 13, 2013, though certain provisions may terminate before then if there is a public offering of our parent company's common stock.

Transfer Restrictions

     The stockholders agreement provides, among other things, for certain restrictions on the disposition of our parent company's common stock. Common stock of our parent company that is subject to the agreement may only be transferred in accordance with the terms and conditions of the agreement. Any other transfers of our parent company's common stock will be void and of no force or effect. Any shares of our parent company's common stock that are subsequently transferred to a third party will remain subject to the terms and conditions of the stockholders agreement.

Tag-Along and First Option Rights

     If, at any time, Green Equity Investors II, L.P. proposes to enter into an agreement to sell or otherwise dispose of for value more than twenty percent (20%) of the outstanding shares of our parent company's common stock owned by it as of the date of the stockholders agreement, then the other stockholders party to the stockholders agreement will be given the opportunity to participate proportionately in (in other words, "tag along" with) the sale. These tag-along provisions do not apply to certain transactions specified in the stockholders agreement.

     If, at any time, an executive who is party to the stockholders agreement desires to sell for cash all or any part of his or her shares, he or she must provide notice to Green Equity Investors II, L.P., GS, Ares and our parent company. Upon receiving notice, such parties will have the option to purchase all, but not less than all, of such shares on the same terms and conditions. If more than one of such parties exercises their option, our parent company will have first priority with Green Equity Investors II, L.P., GS and Ares having the right to purchase on a pro rata basis any remaining shares. Similar first option rights in favor of Green Equity Investors II, L.P. exist with respect to proposed sales by GS and Ares. Each of those parties and certain of our executives also have preemptive rights if our parent company issues or grants additional shares of its common stock or other equity interests.

Repurchase of Shares

     If the employment of an executive who is party to the stockholders agreement is terminated, including by reason of his or her death or permanent disability, our parent company, Green Equity Investors II, L.P., GS and Ares (with priority to our parent company and then to Green Equity Investors II, L.P., GS and Ares on a pro rata basis) will have the right and option to repurchase all of the shares then owned by the executive. The price will be the fair market value of the shares at the time the executive's employment is terminated as determined under the stockholders agreement.

Registration Rights

     Under the stockholders agreement, Green Equity Investors II, L.P. has the right to demand, on three occasions, that our parent company file a registration statement under the Securities Act covering all or a portion of the 13,014.94 shares of our parent company's common stock that it holds. On two occasions, GS has the right to demand such registration covering all or a portion of the 2,998.15 shares of our common stock that it and Ares hold.

     In addition, if our parent company proposes to register any common stock under the Securities Act (pursuant to a demand or otherwise) other than on a registration statement on Form S-4 or S-8, or in connection with an exchange offer, each stockholder that is party to the stockholders agreement, including Green Equity Investors II, L.P. and GS, may elect to include in, or "piggyback" on, the registration all or a portion of the shares of our parent company's common stock that it holds. Currently 19,864.87 shares of our parent company's common stock are subject to piggyback registration rights. However, the managing underwriter, if any, of the offering pursuant to the registration has the right to limit the number of securities to be included by these holders. If the managing underwriter limits the number of securities to be included by these holders, our parent company will include in the registration, first, the securities it proposes to sell, second, up to $1.75 million in aggregate net proceeds of securities proposed to be sold by Jeffrey Weiss, and third, the securities the holders propose to sell, allocated pro rata among them. Our parent company would bear all registration expenses incurred in connection with these registrations. The stockholders would pay all underwriting discounts, selling commissions and stock transfer taxes applicable to the sale of their securities.

Drag-Along Rights

     If Green Equity Investors II, L.P. agrees to sell all or substantially all of its shares to a third party, then it may demand that the other stockholders who are party to the stockholders agreement sell all, but not less than all, of their shares at the same price and on the same terms and conditions.

Grant of Proxy

     Each stockholder who is party to the stockholders agreement (other than GS) has agreed to vote its shares so that (1) so long as Jeffrey Weiss is the Chief Executive Officer of our parent company, he will be elected to the board of directors of our parent company and (2) so long as Green Equity Investors II, L.P. owns, directly or indirectly, twenty percent (20%) or more of the then outstanding stock of our parent company, it will be entitled to elect the remaining members of the board of directors. GS Mezzanine Partners, L.P. is entitled to nominate two members of our parent company's board of directors so long as GS owns any of our parent company's notes or shares of common stock.

Investor Put/Sale Rights

     Beginning September 30, 2008, each of GS and Ares, during a prescribed time period, will have the right to require our parent company to repurchase all or a portion of the shares of common stock then owned by them for an amount calculated in accordance with the stockholders agreement. In the event our parent company is unable to purchase such shares, then any party holding a majority of the shares of common stock included in such notice will have the right to require our parent company to seek to sell itself. If such right is exercised, our parent company and such holders will mutually select an investment banking firm to seek a sale transaction, and will mutually agree upon a sale process. If, upon the conclusion of such sale process, such holders wish to sell, then the other stockholder parties to the stockholders agreement have agreed to cause our parent company to complete the sale. Alternatively, if such holders do not wish to sell or the sale process otherwise does not result in the sale of our parent company, then, beginning September 30, 2010, each of GS and Ares will again have a right to require the repurchase of their shares, on substantially identical terms and conditions; and, similarly, their repurchase rights will be reinstated, on substantially identical terms and conditions, on each two-year anniversary thereafter. The sole right of GS and Ares, in the event that our parent company is unable to repurchase their shares following a repurchase election by them, is to seek a sale of our parent company as described in this paragraph.

Indebtedness of Management

     During fiscal 1999, we issued loans to certain members of management. The funds were used to pay personal income tax expense associated with the exercise of certain options and grants of certain stock in connection with the purchase of our parent company by Green Equity Investors II, L.P. The loans are secured by shares of our parent company's common stock. As of June 30, 2004, the following members of management owed outstanding principal on these loans in excess of $60,000:

                          Outstanding Principal Accrued
Name                      Rate     Maturity Date          Amount                  Interest
---------------------------------------------------------------------------------------------------
Jeffrey Weiss             6.00%       12/18/2004         $2,000,000                 $665,000
Donald Gayhardt           6.00        12/18/2004             96,525                   32,095
Sydney Franchuk           0.00          4/1/2005             69,258                        -
Peter Sokolowski          6.00        12/18/2004             70,695                   23,506

     In addition, as part of his prior employment agreement, Jeffrey Weiss was issued a loan in the amount of $4.3 million to purchase additional shares of our parent company's common stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares of our parent company's common stock.

Management Agreement

     Under an amended and restated management services agreement among Leonard Green & Partners, L.P., Dollar Financial Corp. and us, our parent company agreed to pay Leonard Green & Partners, L.P. an annual fee equal to $1.0 million for ongoing management, consulting and financial planning services, as well as reimbursement of any out-of-pocket expenses incurred. The agreement is scheduled to terminate on November 13, 2008.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees

     Ernst & Young LLP, an independent registered public accounting firm, is the principal independent accountant of our parent company, Dollar Financial Corp., and its subsidiaries. Ernst & Young LLP is retained solely to provide audit and audit related services and advice with respect to tax matters, and has not provided or billed for any other type of non-audit services to our parent company or its subsidiaries. Ernst & Young LLP billed our parent company and its subsidiaries aggregate fees of approximately $1.4 million and $435,000 and were paid such amounts for fiscal years 2004 and 2003, respectively, for the following services: (i) audit of the annual consolidated financial statements of Dollar Financial Group, Inc. for the fiscal years ended June 30, 2004 and 2003;
(ii) review of the interim financial statements of our parent company and its subsidiaries included in quarterly reports on Form 10-Q for the periods ended September 30, December 31, and March 31, 2004 and 2003; and (iii) the issuance of comfort letters, review of registration statements and issuance of consents.

Audit Related Fees

     Ernst & Young LLP billed our parent company and its subsidiaries for other audit-related fees of approximately $17,000 and $11,000 and were paid such amounts for 2004 and 2003, respectively, for the audit of the Dollar Financial Group Retirement Plan (401(k)).

Tax Fees

     Ernst & Young LLP billed our parent company and its subsidiaries fees of approximately $6,000 and $9,000 and were paid such amounts for 2004 and 2003, respectively, for the following tax services: (i) tax compliance; and (ii) tax planning.

All Other Fees

     None.

Audit Committee Pre-approval Policies and Procedures

     At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors of our parent company considers and pre-approves any audit and non-audit services to be performed by the Company's independent accountants. The Audit Committee of Dollar Financial Corp. continues to monitor legislative and regulatory developments concerning auditor independence and services that may be provided by independent auditors to an audit client, including those developments under the Sarbanes-Oxley Act of 2002 and related rules issued by the SEC.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)    List of Financial Statements and Schedules

     The following consolidated financial statements are submitted in response to Item 14(a)(1) and (2):

Dollar Financial Group, Inc.                                                                        Page
                                                                                                  ---------

Report of Independent Registered Public Accounting Firm.................................             38
Consolidated Balance Sheets, June 30, 2003 and 2004...........................................       39
Consolidated Statements of Operations, years ended June 30, 2002, 2003 and 2004...............       40
Consolidated Statements of Shareholder's Equity, years ended June 30, 2002, 2003 and 2004.....       41
Consolidated Statements of Cash Flows, years ended June 30, 2002, 2003 and 2004...............       42
Notes to Consolidated Financial Statements....................................................       43

     All other Financial Statement Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are inapplicable, or the required information is given in the financial statements.


             [The remainder of this page intentionally left blank.]

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    3.1(a)       Certificate of Incorporation of Dollar Financial Group, Inc.(1)
    3.1(b)       Certificate of Amendment of the Certificate of Incorporation of
                 Dollar Financial Group, Inc.(1)
    3.2          Amended and Restated Bylaws of Dollar Financial Group, Inc.(6)
    3.3          Amended and Restated  Certificate  of  Incorporation  of Dollar
                 Financial Corp.(6)
    3.4          Bylaws of Dollar Financial Corp.(6)
    3.5(a)       Articles of  Incorporation  of Any Kind Check Cashing  Centers,
                 Inc.(1)
    3.5(b)       Articles of Amendment to the Articles of  Incorporation  of Any
                 Kind Check Cashing Centers, Inc.(1) ,
    3.6          Bylaws of Any Kind Check Cashing Centers, Inc.(1)
    3.7(a)       Articles of Incorporation of Cash Unlimited of Arizona, Inc.(6)
    3.8          Bylaws of Cash Unlimited of Arizona, Inc.(6)
    3.9          Articles of Incorporation of Check Mark of Louisiana, Inc.(1)
    3.10         Bylaws of Check Mart of Louisiana, Inc.(1)
    3.11(a)      Articles of Incorporation of Check Mart of New Mexico, Inc.(1)
    3.11(b)      Articles of Amendment to the Articles of Incorporation of Check
                 Mart of New Mexico, Inc.(1)
    3.12         Bylaws of Check Mart of New Mexico, Inc.(1)
    3.13         Articles  of  Incorporation  of  Check  Mart  of  Pennsylvania,
                 Inc.(1)
    3.14         Bylaws of Check Mart of Pennsylvania, Inc.(1)
    3.15         Articles of Incorporation of Check Mart of Texas, Inc.(1)
    3.16         Bylaws of Check Mart of Texas, Inc.(1)
    3.17         Articles of Incorporation of Check Mart of Wisconsin, Inc.(1)
    3.18         Bylaws of Check Mart of Wisconsin, Inc.(1)
    3.19         Certificate of Incorporation of DFG International, Inc.(6)
    3.20         Bylaws of DFG International, Inc.(6)
    3.21         Certificate of Incorporation of DFG World, Inc.(6)
    3.22         Bylaws of DFG World, Inc.(6)
    3.23         [Intentionally omitted.]
    3.24         [Intentionally omitted.]
    3.25(a)      Articles of  Incorporation  of  Financial  Exchange  Company of
                 Ohio, Inc.(1)
    3.25(b)      Certificate  of  Amendment by  Incorporator  to the Articles of
                 Incorporation of Financial
                 Exchange Company of Ohio, Inc.(1)
    3.25(c)      Certificate of Amendment (by  Shareholders)  to the Articles of
                 Incorporation of Financial Exchange Company of Ohio, Inc.(1)
    3.26         Code of  Regulations  of  Financial  Exchange  Company of Ohio,
                 Inc.(1)
    3.27(a)      Articles of  Incorporation  of  Financial  Exchange  Company of
                 Pennsylvania, Inc.(1)
    3.27(b)      Certificate  of Amendment to the Articles of  Incorporation  of
                 Financial Exchange Company of Pennsylvania, Inc.(1)
    3.27(c)      Certificate  of Amendment to the Articles of  Incorporation  of
                 Financial Exchange Company of Pennsylvania, Inc.(I)
    3.28         Bylaws of Financial Exchange Company of Pennsylvania, Inc.(1)
    3.29         Certificate of Incorporation  of Financial  Exchange Company of
                 Pittsburgh, Inc.(1)
    3.30         Bylaws of Financial Exchange Company of Pittsburgh, Inc.(1)
    3.31         Certificate of Incorporation  of Financial  Exchange Company of
                 Virginia, Inc.(1)
    3.32         Bylaws of Financial Exchange Company of Virginia, Inc.(1)
    3.33         Certificate of Incorporation of Loan Mart of Oklahoma, Inc.(6)
    3.34         Bylaws of Loan Mart of Oklahoma, Inc.(6)
    3.35         Certificate of Incorporation of Monetary Management Corporation
                 of Pennsylvania(1)
    3.36         Bylaws of Monetary Management Corporation of Pennsylvania(1)
    3.37(a)      Certificate  of   Incorporation   of  Monetary   Management  of
                 California, Inc.(1)
    3.37(b)      Certificate  of Ownership and Merger of Monetary  Management of
                 California, Inc.(6)
    3.38         Bylaws of Monetary Management of California, Inc.(1)
    3.39         Articles of Incorporation  of Monetary  Management of Maryland,
                 Inc.(1)
    3.40         Amended and Restated Bylaws of Monetary Management of Maryland,
                 Inc.(1)

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    3.41(a)      Certificate  of  Incorporation  of Monetary  Management  of New
                 York, Inc.(1)
    3.41(b)      Certificate  of  Change  of  Monetary  Management  of New York,
                 Inc.(6)
    3.42         Bylaws of Monetary Management of New York, Inc.(1)
    3.43(x)      Articles of Incorporation of Money Mart Express, Inc.(6)
    3.43(b)      Articles of Amendment of Money Mart Express, Inc.(6)
    3.44         Bylaws of Money Mart Express, Inc.(6)
    3.45(a)      Certificate of Incorporation of Moneymart, Inc.(6)
    3.45(b)      Certificate of Ownership and Merger of Moneymart, Inc.(6)
    3.46         Bylaws of Moneymart, Inc.(6)
    3.47         Articles of Incorporation of Pacific Ring Enterprises, Inc.(1)
    3.48         Amended  and  Restated  Bylaws  of  Pacific  Ring  Enterprises,
                 Inc.(6)
    3.49         Articles of Incorporation of PD Recovery, Inc.(1)
    3.50         Bylaws of PD Recovery, Inc.(1)
    4.1          Indenture,  dated as of November 13,  2003,  among the Company, the  Guarantors  (as defined  therein),  and U.S. Bank National
                 Association, as Trustee (6)
    4.2          Form of 9.75%  Senior Notes due 2011 with  Guarantees  endorsed thereon (included in Exhibit 4.1)
    4.3          Registration Rights Agreement,  dated as of May 6, 2004, by and among the Company, the Guarantors (as defined therein), and the
                 Initial Purchaser (as defined therein)(7)
    4.4          Indenture, dated as of November 13, 2003, by and between Dollar
                 Financial Corp. and U.S. Bank National Association, as Trustee,
                 with respect to Dollar  Financial  Corp.'s 16% Senior Notes due
                 2012(6)
    4.5          Indenture, dated as of November 13, 2003, by and between Dollar
                 Financial Corp. and U.S. Bank National Association, as Trustee,
                 with  respect  to  Dollar   Financial   Corp.'s  13.95%  Senior
                 Subordinated Notes due 2012(7)
    4.6          Form of Dollar  Financial  Corp.'s  16%  Senior  Notes due 2012
                 (included in Exhibit 4.4)
    4.7          Form of Dollar  Financial  Corp.'s  13.95% Senior  Subordinated
                 Notes due 2012 (included in Exhibit 4.5)
    10.1         Dollar Financial Corp. 1999 Stock Incentive Plan(2)
    10.2         [Intentionally omitted.]
    10.3(a)      Second Amended and Restated Credit  Agreement,  dated as of the
                 November 13, 2003, by and among Dollar Financial  Group,  Inc.,
                 Dollar  Financial  Corp.,  the lenders  from time to time party
                 thereto,   Wells   Fargo   Bank,   National   Association,   as
                 administrative  agent,  U.S.  Bank  National  Association,   as
                 syndication  agent,  and  Citicorp  North  America,   Inc.,  as
                 documentation  agent (the "Second  Amended and Restated  Credit
                 Agreement")(6)
    10.3(b)      First   Amendment  to  Second   Amended  and  Restated   Credit
                 Agreement,  dated as of April 12,  2004,  by and  among  Dollar
                 Financial Group, Inc., Dollar Financial Corp., the lenders currently party to the Second Amended and Restated Credit
                 Agreement and Wells Fargo Bank, National Association, as administrative agent(9)
    10.3(c)      Form of  Letter  Agreement  amending  the  Second  Amended  and
                 Restated Credit Agreement, by and among Dollar Financial Group,
                 Inc., Dollar Financial Corp., the lenders currently party to the Second Amended and Restated Credit Agreement and Wells
                 Fargo Bank, National Association, as administrative agent(9)
    10.4         Form of Pledge and Security Agreement, dated as of November 13,
                 2003, by and between the Guarantor (as defined therein) and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)
    10.5         Pledge and Security  Agreement,  dated as of November 13, 2003, by and between  Dollar  Financial  Group,  Inc, and Wells Fargo
                 Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit
                 Agreement(6)
    10.6         Form of Guarantor Subordination Agreement, dated as of November
                 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo
                 Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(6)

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    10.7 Form of Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(6)
    10.8 Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and National Money Mart Company(6)
    10.9 Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and Dollar Financial UK Limited(6)
    10.10 Supplemental Security Agreement (Trademarks), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)
    10.11 Supplemental Security Agreement (Copyrights), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)
    10.12 Supplemental Security Agreement (Patents), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)
    10.13 First Bank Overdraft Lending Agreement, dated as of March 1, 2001, between National Money Mart Company and Bank of Montreal(6)
    10.14 Multi Line Facility Agreement, dated January 20, 2003, by and between Dollar Financial U.K. Limited and National Westminster Bank Plc(6)
    10.15        Form of  Letter  Agreement,  dated  October  10,  2003,  by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(6)
    10.16        Form of  Letter  Agreement,  dated  October  24,  2003,  by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(6)
    10.17 Form of Letter Agreement, dated November 21, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Pic, as agent for National Westminster Bank Plc(6)
    10.18(a) Participation and Servicing Agreement, dated November 15, 2002, among Archbrook Holdings International, LLC, Instant Cash Loans Limited and Dollar Financial Group, Inc.(6)
    10.18(b) Termination Letter, dated June 30, 2004, among Archbrook Holding's International, LLC, Instant Cash Loans Limited and Dollar Financial Group, Inc.(7)
    10.19(a) Intercreditor Agreement, dated as of November 13, 2003, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, a national banking association, as trustee for the holders of the Notes (as defined therein) under the Indenture (as defined therein)(6)
    10.19(b) First Amendment to Intercreditor Agreement, dated as of April 12, 2004, by and between Wells Fargo Bank, National
                 Association, as administrative agent, and U.S. Bank National Association, a national banking association, as trustee for the holders of the Notes (as defined therein) under the Indenture (as defined therein)(9)
    10.20 Exchange Agreement, dated as of November 13, 2003, among Dollar Financial Corp., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P, Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P, and Ares Leveraged Investment Fund II, L.P., with respect to Dollar Financial Corp.'s 16% Senior Notes Due 2012(6)
    10.21 Exchange Agreement, dated as of November 13, 2003, among Dollar Financial Corp., GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P and Ares Leveraged Investment Fund II, L.P, with respect to Dollar Financial Corp.'s 13.95% Senior Subordinated Notes Due 2012(6)

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    10.22 Exchange and Registration Rights Agreement, dated as of November 13, 2003, by and among Dollar Financial Corp. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., as the purchasers of Dollar Financial Corp.'s 16% Senior Notes Due 2012(6)
    10.23 Exchange and Registration Rights Agreement, dated as of November 13, 2003, by and among Dollar Financial Corp. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P., and Ares Leveraged
                 Investment Fund II, L.P., as the purchasers of DFG Holdings Inc.'s 13.95% Senior Subordinated Notes Due 2012(6)
    10.24(a) Amended and Restated Management Services Agreement, dated as of November 13, 2003, by and among Dollar Financial Corp., Dollar Financial Group, Inc. and Leonard Green & Partners, L.P(6)
    10.24(b) Termination Agreement, dated as of May 26, 2004, by and among Dollar Financial Corp., Dollar Financial Group, Inc. and Leonard, Green & Partners, L.P(9)
    10.25 Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P Bridge Street Fund 1998,
                 L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P., a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain stockholders signatories thereto and Dollar Financial Corp.(6)
    10.26 Amendment No. 1 to Second Amended and Restated Stockholders Agreement, dated as of March 11, 2004, by and among Dollar Financial Corp., Green Equity Investors 11, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss(10)
    10.27 Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors 11, L.P., GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P, Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P and Jeffrey Weiss(9)
    10.28 Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P, GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P, Ares Leveraged Investment Fund II, L.P, and Jeffrey Weiss(9)
    10.29 Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss(9)
    10.30 Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Donald Gayhardt(9)
    10.31 Employment Agreement, dated April 30, 2002, by and between Dollar Financial Group, Inc. and Cameron Hetherington(10)
    10.32 Employment Agreement, dated as of May 7, 2004, by and between Dollar Financial UK Limited and Gillian Wilmot(9)
    10.33 Employment Letter, dated June 30, 2004, by and between Dollar Financial Corp. and Randall Underwood(7)
    10.34 Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of Dollar Financial Group, Inc.(3)
    10.35 Pledge Agreement, dated December 18, 1998, between Dollar Financial Group, Inc. and Jeffrey Weiss(3)
    10.36 Amended and Restated Nonexclusive Servicing and Indemnification Agreement, dated June 14, 2002, between County Bank and Dollar Financial Group, Inc.(5)
    10.37 Marketing and Servicing Agreement, dated October 18, 2002, between First Bank of Delaware and Dollar Financial Group, Inc.(4)

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    10.38 Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund 11, LT with respect to Dollar Financial Corp.'s 16% Senior Notes due 2012(6)
    10.39 Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P, Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, LT with respect to Dollar Financial Corp.'s 13.95% Senior Subordinated Notes due 2012(6)
    10.40 Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P, with respect to Dollar Financial Corp.'s 16% Senior Notes due 2012(6)
    10.41 Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P, Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to Dollar Financial Corp.'s 13.95% Senior Subordinated Notes due 2012(6)
    10.42        Form of Director Indemnification Agreement(9)
    21.1         Subsidiaries of the Registrant(7)
    23.1         Consent of Ernst & Young LLP(8)
    31.1 Certification of Principal Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or
                 Section 240.15d - 14(a).
    31.2 Certification of Principal Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or
                 Section 240.15d - 14(a).
    32.1 Certification of Principal Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 Certification of Principal Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
    99.1         Form of Letter of Transmittal(8)
    99.2         Form of Notice of Guaranteed Delivery(8)
    99.3         Form of Letter to Brokers(8)
    99.4         Form of Letter to Holders and DTC Participants(8)

(1) Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 19, 1996 (File No. 333-18221).
(2) Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on September 29, 1997 (File No. 333-18221).
(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Group, Inc. on February 16, 1999 (File No. 333-18221).
(4) Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Group, Inc. on February 14, 2002 (File No. 333- 18221).
(5) Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on October 1, 2002 (File No. 333-18221).
(6) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on January 14, 2004 (File No. 333-111473).
(7) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on September 1, 2004 (File No. 333-117179)
(8) Filed herewith.
(9) Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 26, 2004 (File No. 333-113570).
(10) Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on April 23, 2004 (File No. 333-111473-02).

(b) Reports on Form 8-K

    On April 28, 2004, we filed a Form 8-K attaching a press release dated April 23, 2004 announcing our earnings for the three months ended March 31, 2004.

    On April 28, 2004, we filed a Form 8-K attaching a transcript of an investor conference call held on April 26, 2004, discussing our operating results for the three months ended March 31, 2004.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 15, 2004.


                                   DOLLAR FINANCIAL GROUP, INC.


                                   By:    /s/ DONALD GAYHARDT
                                   ---------------------------------------------
                                              Donald Gayhardt
                                              President



                          DOLLAR FINANCIAL GROUP, INC.

             Signature                              Title                                        Date
             ---------                              -----                                        ----


        /s/ JEFFREY A. WEISS            Chairman of the Board of Directors                September 15, 2004
-------------------------------------
          Jeffrey A. Weiss                and Chief Executive Officer
                                         (principal executive officer)


       /s/ DONALD GAYHARDT           President                                            September 15, 2004
-------------------------------------
          Donald Gayhardt            (principal financial and accounting officer)












SUPPLMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    The registrant has not sent (1) any annual report to security holders covering the registrant's last fiscal year or (2) any proxy statement, form of proxy or other proxy soliciting material to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.