Form 10-Q
period 2004-09-30
DOLLAR FINANCIAL GROUP INC
filed 2004-11-05
CIK 1028643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended September 30, 2004
                                       OR

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

         THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF DOLLAR FINANCIAL CORP., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS H(2).

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

As of October 31 , 2004, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.

                                      INDEX


PART I.      FINANCIAL INFORMATION                                                                   Page No.
                                                                                                     --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2004
         and September 30, 2004 (unaudited)..........................................................    3

         Interim Unaudited Consolidated Statements of Operations for the Three
         Months Ended September 30, 2003 and 2004....................................................    4

         Interim Unaudited Consolidated Statements of Cash Flows for the Three Months
         Ended March September 30, 2003 and 2004.....................................................    5

         Notes to Interim Unaudited Consolidated Financial Statements................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................   20

Item 4.  Controls and Procedures.....................................................................   27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................   28

Item 6.  Exhibits ...................................................................................   29

Signature ...........................................................................................   30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)
                                                                                   June 30,            September 30,
                                                                                     2004                   2004
                                                                             -----------------      -----------------
ASSETS                                                                                                (unaudited)

Cash and cash equivalents................................................       $      69,266         $       81,911
Loans receivable.........................................................              29,116                 29,690
Less:  Allowance for loan losses.........................................               2,315                  2,396
                                                                             -----------------      -----------------
Loans receivable, net....................................................              26,801                 27,294
Other consumer lending receivables.......................................               7,404                  6,617
Other receivables .......................................................               3,787                  3,492
Income taxes receivable..................................................               6,125                  5,551
Prepaid expenses.........................................................               9,161                  9,720
Deferred tax asset, net of valuation allowance of $3,946 and $5,657......                   -                    150
Notes and interest receivable - officers.................................               3,623                  3,662
Due from parent..........................................................               5,682                  6,103
Property and equipment, net of accumulated depreciation
    of $49,540 and $52,947...............................................              27,965                 28,232
Goodwill and other intangibles, net of accumulated
    amortization of $22,449 and $22,855..................................             149,118                151,647
Debt issuance costs, net of accumulated amortization of
    $967 and $1,385......................................................              11,160                 10,773
Other....................................................................               1,832                  2,248
                                                                             -----------------      -----------------
                                                                                $     321,924         $      337,400
                                                                             =================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable.........................................................       $      15,863         $       13,879
Foreign income taxes payable.............................................               5,979                  4,630
Accrued expenses and other liabilities...................................              16,908                 19,050
Accrued interest payable.................................................               3,876                  9,176
Revolving credit facilities..............................................                   -                  3,600
9.75% Senior Notes due 2011..............................................             241,176                241,136
Other long-term debt.....................................................                 105                     73
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares authorized;
    100 shares issued and outstanding at June 30, 2004 and
    September 30, 2004...................................................                   -                      -
    Additional paid-in capital...........................................              21,617                 21,617
    Retained earnings....................................................               2,587                  5,958
    Accumulated other comprehensive income...............................              13,813                 18,281
                                                                             -----------------      -----------------
Total shareholder's equity...............................................              38,017                 45,856
                                                                             -----------------      -----------------
                                                                                $     321,924         $      337,400
                                                                             =================      =================

                          See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                       Three Months Ended
                                                                         September 30,
                                                                  -----------------------------
                                                                      2003             2004
                                                                  ------------     ------------

Revenues:
   Check cashing.............................................     $    28,122      $    30,362
   Consumer lending:
     Fees from consumer lending..............................          28,861           36,642
     Provision for loan losses and adjustment to
       servicing revenue.....................................          (7,399)          (9,437)
                                                                  ------------     ------------
   Consumer lending, net.....................................          21,462           27,205
   Money transfer fees.......................................           3,081            3,508
   Other                                                                4,325            5,082
                                                                  ------------     ------------
Total revenues...............................................          56,990           66,157
Store and regional expenses:
   Salaries and benefits.....................................          18,777           19,837
   Occupancy.................................................           4,864            5,391
   Depreciation..............................................           1,448            1,743
   Returned checks, net and cash shortages...................           2,538            2,481
   Telephone and telecommunication...........................           1,562            1,434
   Advertising...............................................           1,618            2,823
   Bank charges..............................................           1,103              935
   Armored carrier expenses..................................             729              825
   Other.....................................................           5,415            6,906
                                                                  ------------     ------------
Total store and regional expenses............................          38,054           42,375

Corporate expenses...........................................           7,241            9,544
Losses on store closings and sales........................ ..              60               86
Other depreciation and amortization..........................             958              943
Interest expense (net of interest income of $39 and $40).....           5,247            6,484
                                                                  ------------     ------------
Income before income taxes...................................           5,430            6,725
Income tax provision.........................................           4,288            3,354
                                                                  ------------     ------------
Net income ..................................................     $     1,142       $    3,371
                                                                  ============     ============




               See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                    ------------------------------------
                                                                                          2003                 2004
                                                                                    ---------------       --------------
Cash flows from operating activities:
Net income......................................................................     $       1,142         $      3,371
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization..............................................             2,856                3,063
     Losses on store closings and sales.........................................                60                    -
     Deferred tax provision (benefit)...........................................               421                 (150)
     Change in assets and liabilities (net of effect of acquisitions):
         (Increase) decrease in loans and other receivables.....................              (866)               1,152
         (Increase) decrease  in income taxes receivable........................              (645)                 574
         Increase in prepaid expenses and other.................................               (13)              (1,145)
         Increase in accounts payable, income taxes payable,
           accrued expenses and other liabilities and
           accrued interest payable.............................................             3,734                3,648
                                                                                    ---------------       --------------
Net cash provided by operating activities.......................................             6,689               10,513

Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................                 -                 (347)
  Additions to property and equipment...........................................            (1,415)              (2,116)
                                                                                    ---------------       --------------
Net cash used in investing activities...........................................            (1,415)              (2,463)

Cash flows from financing activities:
  Other debt payments ..........................................................               (63)                 (32)
  Net (decrease) increase in revolving credit facilities........................           (13,751)               3,600
  Payment of debt issuance costs................................................              (175)                 (31)
  Net increase in due from parent ..............................................              (250)                (421)
                                                                                    ---------------       --------------
Net cash (used in) provided by financing activities.............................           (14,239)               3,116
Effect of exchange rate changes on cash and cash equivalents....................             1,075                1,479
                                                                                    ---------------       --------------
Net (decrease) increase in cash and cash equivalents............................            (7,890)              12,645
Cash and cash equivalents at beginning of period................................            71,805               69,266
                                                                                    ---------------       --------------
Cash and cash equivalents at end of period......................................     $      63,915         $     81,911
                                                                                    ===============       ==============




                              See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Dollar Financial Group, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its annual report on Form 10-K (File No. 333-18221) for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Operations

The Company, organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of Dollar Financial Corp., a Delaware corporation ("Corp."). The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,122 locations (of which 650 are company owned) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary, Money Mart(R) Express, services and originates short-term consumer loans through 377 independent document transmitters in 15 states.

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

                          DOLLAR FINANCIAL GROUP, INC.

2. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION (continued)

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

Separate financial statements of each Guarantor that is a subsidiary of the Company have not been presented because they are not required to be presented herein and management has determined that their presentation would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at September 30, 2004 and June 30, 2004 and the condensed consolidating statements of operations and cash flows for the three month period ended September 30, 2004 and 2003 of the Company, the combined
Guarantor subsidiaries, the combined Non-Guarantor subsidiaries and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

                          CONSOLIDATING BALANCE SHEETS
                               September 30, 2004
                                 (In thousands)
                                                            Dollar                     Subsidiary
                                                          Financial     Subsidiary        Non-
                                                         Group, Inc.    Guarantors     Guarantors    Eliminations    Consolidated
                                                        ----------------------------------------------------------------------------

Assets
Cash and cash equivalents............................   $     6,803     $   24,379     $  50,729     $        -      $   81,911
Loans receivable.....................................             -          4,852        24,838              -          29,690
Less:  Allowance for loan losses.....................             -            601         1,795              -           2,396
                                                        ----------------------------------------------------------------------------
Loans receivable, net................................             -          4,251        23,043              -          27,294
Other consumer lending receivables...................         6,509            108             -              -           6,617
Other receivables....................................           932          2,070         2,207         (1,717)          3,492
Income taxes receivable..............................        41,368              -         4,606        (40,423)          5,551
Prepaid expenses.....................................         1,598            692         7,430              -           9,720
Deferred tax asset...................................             -              -           150              -             150
Notes and interest receivable--officers..............         3,662              -             -              -           3,662
Due from affiliates..................................             -        115,462             -       (115,462)              -
Due from parent......................................         6,103              -             -              -           6,103
Property and equipment, net..........................         4,151          5,672        18,409              -          28,232
Goodwill and other intangibles, net..................             -         56,506        95,141              -         151,647
Debt issuance costs, net.............................        10,773              -             -              -          10,773
Investment in subsidiaries...........................       272,494          9,801         6,705       (289,000)              -
Other................................................            54            416         1,778              -           2,248
                                                        ----------------------------------------------------------------------------
                                                        $   354,447     $  219,357     $ 210,198     $ (446,602)     $  337,400
                                                        ============================================================================


Liabilities and shareholder's equity
Accounts payable.....................................   $        63     $    4,785     $   9,031     $        -      $   13,879
Income taxes payable.................................             -         40,423             -        (40,423)              -
Foreign income taxes payable.........................             -              -         4,630              -           4,630
Accrued expenses and other liabilities...............         3,300          4,224        11,526              -          19,050
Accrued interest payable.............................         8,825             36         2,032         (1,717)          9,176
Due to affiliates....................................        51,600              -        63,862       (115,462)              -
Revolving credit facilities..........................         3,600              -             -              -           3,600
9.75% Senior Notes due 2011..........................       241,136              -             -              -         241,136
Subordinated notes payable and other.................            67              -             6              -              73
                                                        ----------------------------------------------------------------------------
                                                            308,591         49,468        91,087       (157,602)        291,544


Shareholder's equity:
   Additional paid-in capital........................        21,617         83,309        27,304       (110,613)         21,617
   Retained earnings ................................         5,958         81,797        79,183       (160,980)          5,958
   Accumulated other comprehensive income............        18,281          4,783        12,624        (17,407)         18,281
                                                        ----------------------------------------------------------------------------
Total shareholder's equity...........................        45,856        169,889       119,111       (289,000)         45,856
                                                        ----------------------------------------------------------------------------
                                                        $   354,447     $  219,357     $ 210,198     $ (446,602)     $  337,400
                                                        ============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three Months Ended September 30, 2004
                                 (In thousands)
                                                     Dollar                      Subsidiary
                                                   Financial      Subsidiary        Non-
                                                  Group, Inc.     Guarantors     Guarantors     Eliminations    Consolidated
                                                 ------------------------------------------------------------------------------

Revenues:
   Check cashing..............................   $         -      $  10,721      $  19,641      $        -      $  30,362
   Consumer lending, net:
     Fees from consumer lending...............             -         19,694         16,948               -         36,642
     Provision for loan losses and adjustment
       to servicing revenue...................             -         (5,730)        (3,707)              -         (9,437)
                                                 ------------------------------------------------------------------------------
   Consumer lending, net......................             -         13,964         13,241               -         27,205
   Money transfer fees........................             -          1,057          2,451               -          3,508
   Other .....................................             -            628          4,454               -          5,082
                                                 ------------------------------------------------------------------------------
Total revenues................................             -         26,370         39,787               -         66,157

Store and regional expenses:
   Salaries and benefits......................             -         10,538          9,299               -         19,837
   Occupancy..................................             -          2,820          2,571               -          5,391
   Depreciation...............................             -            943            800               -          1,743
   Returned checks, net and cash shortages....             -          1,138          1,343               -          2,481
   Telephone and telecommunication............             -            950            484               -          1,434
   Advertising................................             -          1,065          1,758               -          2,823
   Bank charges...............................             -            492            443               -            935
   Armored carrier services...................             -            369            456               -            825
   Other......................................             -          3,329          3,577               -          6,906
                                                 ------------------------------------------------------------------------------
Total store and regional expenses.............             -         21,644         20,731               -         42,375

Corporate expenses............................         4,227             10          5,307               -          9,544
Management fee................................          (678)             -            678               -              -
Losses on store closings and sales............            86              -              -               -             86
Other depreciation and amortization...........           576              9            358               -            943
Interest expense (income).....................         5,687           (265)         1,062               -          6,484
                                                 ------------------------------------------------------------------------------

(Loss) income before income taxes ............        (9,898)         4,972         11,651               -          6,725
Income tax (benefit) provision ...............        (3,464)         2,582          4,236               -          3,354
                                                 ------------------------------------------------------------------------------

(Loss) income before equity in net
   income of subsidiaries.....................        (6,434)         2,390          7,415               -          3,371
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors.............         2,390              -              -          (2,390)             -
   Foreign subsidiary guarantors..............         7,415              -              -          (7,415)             -
                                                 ------------------------------------------------------------------------------
Net income  ..................................   $     3,371      $   2,390      $   7,415      $   (9,805)     $   3,371
                                                 ==============================================================================

                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30 2004
                                 (In thousands)
                                                               Dollar                     Subsidiary
                                                             Financial      Subsidiary       Non-
                                                            Group, Inc.     Guarantors    Guarantors    Eliminations   Consolidated
                                                           -------------------------------------------------------------------------
Cash flows from operating activities:
Net income...............................................  $     3,371     $    2,390     $   7,415     $    (9,805)   $   3,371
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Undistributed income of subsidiaries................       (9,805)             -             -           9,805           -
     Depreciation and amortization.......................          954            951         1,158               -        3,063
     Deferred tax benefit................................            -              -          (150)              -         (150)
     Changes in assets and liabilities:
       Decrease (increase) in loans and other receivables          681         (1,331)          369           1,433        1,152
       (Increase) decrease in income taxes receivable....         (510)             -         1,511            (427)         574
       (Increase) decrease in prepaid expenses and other.         (582)            45          (608)              -       (1,145)
       Increase (decrease) in accounts payable,
           income taxes payable, accrued expenses and
           other liabilities and accrued interest payable        5,521         (1,205)          338          (1,006)       3,648
                                                           -------------------------------------------------------------------------

Net cash (used in) provided by operating activities......         (370)           850        10,033               -       10,513

Cash flows from investing activities:
Acquisitions, net of cash acquired.......................            -              -          (347)              -         (347)
Additions to property and equipment......................          (25)          (360)       (1,731)              -       (2,116)
Net decrease in due from affiliates......................            -          1,707             -          (1,707)           -
                                                           -------------------------------------------------------------------------

Net cash (used in) provided by investing activities......          (25)         1,347        (2,078)         (1,707)      (2,463)

Cash flows from financing activities:
Other debt payments......................................          (26)             -            (6)              -          (32)
Net increase in revolving credit facilities..............        3,600              -             -               -        3,600
Payment of debt issuance costs...........................          (31)             -             -               -          (31)
Net increase in due from parent .........................         (421)             -             -               -         (421)
Net decrease in due to affiliates........................         (866)             -          (841)          1,707            -
                                                           -------------------------------------------------------------------------

Net cash provided by (used in) financing activities......        2,256              -          (847)          1,707        3,116

Effect of exchange rate changes on cash and cash
equivalents..............................................            -              -         1,479               -        1,479
                                                           -------------------------------------------------------------------------

Net increase in cash and cash equivalents................        1,861          2,197         8,587               -       12,645
Cash and cash equivalents at beginning of period.........        4,942         22,182        42,142               -       69,266
                                                           -------------------------------------------------------------------------
Cash and cash equivalents at end of period...............  $     6,803     $   24,379     $  50,729     $         -    $  81,911
                                                           =========================================================================


                          DOLLAR FINANCIAL GROUP, INC.

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 2004
                                 (In thousands)
                                                       Dollar                         Subsidiary
                                                     Financial        Subsidiary         Non-
                                                    Group, Inc.       Guarantors      Guarantors      Eliminations    Consolidated
                                                  ----------------------------------------------------------------------------------

Assets
Cash and cash equivalents........................  $     4,942       $   22,182      $   42,142       $       -      $    69,266
Loans receivable ................................            -            4,838          24,278               -           29,116
Less: Allowance for loan losses..................            -              694           1,621               -            2,315
                                                  ----------------------------------------------------------------------------------
Loans receivable, net............................            -            4,144          22,657               -           26,801
Other consumer lending receivables...............        7,274              130               -               -            7,404
Other receivables................................          887              824           2,360            (284)           3,787
Income taxes receivable..........................       40,858                -           6,117         (40,850)           6,125
Prepaid expenses.................................        1,041              731           7,389               -            9,161
Notes and interest receivable--officers..........        3,623                -               -               -            3,623
Due from affiliates..............................            -          117,472               -        (117,472)               -
Due from parent..................................        5,682                -               -               -            5,682
Property and equipment, net......................        4,702            6,255          17,008               -           27,965
Goodwill and other intangibles, net..............            -           56,514          92,604               -          149,118
Debt issuance costs, net.........................       11,160                -               -               -           11,160
Investment in subsidiaries.......................      259,437            9,801           6,705        (275,943)               -
Other............................................           29              422           1,381               -            1,832
                                                  ----------------------------------------------------------------------------------
                                                   $   339,635       $  218,475      $  198,363  $     (434,549)     $   321,924
                                                  ==================================================================================


Liabilities and shareholder's equity
Accounts payable.................................  $       408       $    6,058      $    9,397  $            -      $    15,863
Income taxes payable.............................            -           40,850               -         (40,850)               -
Foreign income taxes payable.....................            -                -           5,979               -            5,979
Accrued expenses and other liabilities...........        3,286            3,772           9,850               -           16,908
Accrued interest payable.........................        2,974                -           1,186            (284)           3,876
Deferred tax liability...........................            -                -               -               -                -
Due to affiliates................................       53,681                -          63,791        (117,472)               -
9 3/4% Senior Notes due 2011.....................      241,176                -               -               -          241,176
Subordinated notes payable and other.............           93                -              12               -              105
                                                  ----------------------------------------------------------------------------------
                                                       301,618           50,680          90,215        (158,606)         283,907

Shareholder's equity:
   Common stock..................................            -                -               -               -                -
   Additional paid-in capital....................       21,617           83,309          27,304        (110,613)          21,617
   Retained earnings ............................        2,587           79,409          71,767        (151,176)           2,587
   Accumulated other comprehensive income........       13,813            5,077           9,077         (14,154)          13,813
                                                  ----------------------------------------------------------------------------------
Total shareholder's equity.......................       38,017          167,795         108,148        (275,943)          38,017
                                                  ----------------------------------------------------------------------------------
                                                   $   339,635       $  218,475      $  198,363       $(434,549)     $   321,924
                                                  ==================================================================================

                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three Months Ended September 30, 2003
                                 (In thousands)
                                                             Dollar        Domestic       Foreign
                                                            Financial     Subsidiary     Subsidiary
                                                           Group, Inc.    Guarantors     Guarantors    Eliminations   Consolidated
                                                        ----------------------------------------------------------------------------

Revenues:
   Check cashing.....................................    $          -    $   11,363      $   16,759    $         -    $    28,122
   Consumer lending, net:
     Fees from consumer lending......................               -        18,172          10,689              -         28,861
     Provision for loan losses and adjustment to
      servicing revenue..............................               -        (5,437)         (1,962)             -         (7,399)
                                                        ----------------------------------------------------------------------------
   Consumer lending, net.............................               -        12,735           8,727              -         21,462
   Money transfer fees...............................               -         1,110           1,971              -          3,081
   Other.............................................               -           883           3,442              -          4,325
                                                        ----------------------------------------------------------------------------
Total revenues.......................................               -        26,091          30,899              -         56,990
Store and regional expenses:
   Salaries and benefits.............................               -        10,623           8,154              -         18,777
   Occupancy.........................................               -         2,840           2,024              -          4,864
   Depreciation......................................               -           794             654              -          1,448
   Returned checks, net and cash shortages...........               -         1,154           1,384              -          2,538
   Telephone and telecommunication...................               -         1,078             484              -          1,562
   Advertising.......................................               -           832             786              -          1,618
   Bank charges......................................               -           700             403              -          1,103
   Armored carrier services..........................               -           327             402              -            729
   Other.............................................               -         2,978           2,437              -          5,415
                                                        ----------------------------------------------------------------------------
Total store and regional expenses....................               -        21,326          16,728              -         38,054

Corporate expenses...................................           3,626             -           3,615              -          7,241
Management fees......................................            (542)            -             542              -              -
Losses on store closings and sales...................              60             -               -              -             60
Other depreciation and amortization..................             542            15             401              -            958
Interest expense (income) ...........................           4,053          (591)          1,785              -          5,247
                                                        ----------------------------------------------------------------------------

(Loss) income before income taxes ...................          (7,739)        5,341           7,828              -          5,430
Income tax (benefit) provision ......................          (2,474)        2,798           3,964              -          4,288
                                                        ----------------------------------------------------------------------------

(Loss) income before equity in net income
     of subsidiaries.................................          (5,265)        2,543           3,864              -          1,142
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors....................           2,543             -               -         (2,543)             -
   Foreign subsidiary guarantors.....................           3,864             -               -         (3,864)             -
                                                        ----------------------------------------------------------------------------
Net income...........................................    $      1,142    $    2,543      $    3,864    $    (6,407)   $     1,142
                                                        ============================================================================


                          DOLLAR FINANCIAL GROUP, INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 2003
                                 (In thousands)
                                                                 Dollar      Domestic       Foreign
                                                               Financial    Subsidiary    Subsidiary
                                                              Group, Inc.   Guarantors    Guarantors    Eliminations   Consolidated
                                                             -----------------------------------------------------------------------
Cash flows from operating activities:
Net income.................................................. $    1,142     $   2,543     $   3,864     $   (6,407)    $    1,142
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Undistributed income of subsidiaries.....................     (6,407)            -             -          6,407              -
   Depreciation and amortization............................        993           807         1,056              -          2,856
   Loss on store closings and sales ........................         60             -             -              -             60
   Deferred tax provision...................................          -           421             -              -            421
   Change in assets and liabilities (net of effect of
     acquisitions):
        Decease (increase) in loans and other receivables...      1,014           (90)       (2,108)           318           (866)
        Increase in income taxes receivable.................     (2,619)            -          (239)         2,213           (645)
        Decrease (increase) in prepaid expenses and other...         13           135          (161)             -            (13)
        Increase (decrease) in accounts payable, income
           taxes payable, accrued expenses and other
           liabilities and accrued interest payable.........      4,456         2,286          (477)        (2,531)         3,734
                                                             -----------------------------------------------------------------------
Net cash (used in) provided by operating activities.........     (1,348)        6,102         1,935              -          6,689

Cash flows from investing activities:
     Additions to property and equipment....................        (58)         (371)         (986)             -         (1,415)
     Net increase in due from affiliates....................          -       (10,008)            -         10,008              -
                                                             -----------------------------------------------------------------------
Net cash used in investing activities.......................        (58)      (10,379)         (986)        10,008         (1,415)

Cash flows from financing activities:
     Other debt payments....................................          -             -           (63)             -            (63)
     Net decrease in revolving credit facilities............    (12,989)            -          (762)             -        (13,751)
     Payment of debt issuance costs.........................       (175)            -             -              -           (175)
     Net increase in due from parent........................       (250)            -             -              -           (250)
     Net increase (decrease) in due to affiliates...........     16,478             -        (6,470)       (10,008)             -
                                                             -----------------------------------------------------------------------
Net cash provided by (used in) financing activities.........      3,064             -        (7,295)       (10,008)       (14,239)
Effect of exchange rate changes on cash and cash equivalents          -             -         1,075              -          1,075
                                                             -----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents........      1,658        (4,277)       (5,271)             -         (7,890)
Cash and cash equivalents at beginning of period............      7,981        26,213        37,611              -         71,805
                                                             -----------------------------------------------------------------------
Cash and cash equivalents at end of period.................. $    9,639     $  21,936     $  32,340     $        -     $   63,915
                                                             =======================================================================


                          DOLLAR FINANCIAL GROUP, INC.

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has a covenant not to compete, which is deemed to have a definite life of two years and will continue to be amortized through January 2005. Amortization for this covenant not to compete for the three months ended September 30, 2004 was $8,000. The amortization expense for the covenant not to compete will be as follows:

                                          Year                   Amount
                                                             (in thousands)
                                   --------------------------------------------
                                          2005                 $   20.0

The following table reflects the components of intangible assets (in thousands):

                                                            June 30, 2004                             September 30, 2004
                                              ------------------------------------------    ----------------------------------------
                                                Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                                    Amount               Amortization             Amount             Amortization
                                              ------------------------------------------    ----------------------------------------

Non-amortized intangible assets:
     Cost in excess of net assets acquired       $   169,115             $   20,016           $   172,012            $   20,376

Amortized intangible assets:
     Covenants not to compete                          2,452                  2,433                 2,490                 2,479

4.   COMPREHENSIVE INCOME

Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for hedges. The following shows the comprehensive income for the periods stated (in thousands):

                                                     Three Months Ended
                                                       September 30,
                                              ----------------------------------
                                                  2003                2004
                                              --------------     ---------------

Net income                                    $      1,142          $    3,371
Foreign currency translation adjustment               (261)              4,758
Fair value adjustments for cash flow hedges              -                (290)
                                              --------------     ---------------

Total comprehensive income                    $        881          $    7,839
                                              ==============     ===============

5.    Losses on Store Closings and Sales

For the fiscal year ended June 30, 2003, the Company closed 27 underperforming stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with the restructuring are comprised of severance and other retention benefits to employees who were involuntarily terminated and store closure costs related to the locations the Company will no longer utilize. During the fiscal year ended June 30, 2003, the Company recorded costs for severance and other retention benefits of $1.7 million and store closure costs of $1.6 million consisting primarily of lease obligations and leasehold improvement write-offs. These charges were expensed within "Losses on store closings and sales" on the Consolidated Statements of Operations. The restructuring was completed by the fiscal year end. All of the locations that were closed and for which the workforce was reduced are included

                          DOLLAR FINANCIAL GROUP, INC.

5. Losses on Store Closings and Sales (continued)

in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003.

                    Following is a  reconciliation  of the  beginning and ending balances of the restructuring liability (in millions):

                                                           Severance and
                                                               Other               Store Closure
                                                         Retention Benefits            Costs               Total
                                                       --------------------------------------------------------------
          Balance at June 30, 2003                          $         1.2            $       0.2        $        1.4

          Charge recorded in earnings                                   -                      -                   -
          Reclassification                                           (0.7)                   0.7                   -
          Amounts paid                                               (0.5)                  (0.5)               (1.0)
          Non-cash charges                                              -                      -                   -
                                                       --------------------------------------------------------------
          Balance at June 30, 2004                          $           -            $       0.4        $        0.4

          Charge recorded in earnings                                   -                      -                   -
          Reclassification                                              -                      -                   -
          Amounts paid                                                  -                      -                   -
          Non-cash charges                                              -                      -                   -
                                                       --------------------------------------------------------------
          Balance at September 30, 2004                     $           -            $       0.4        $        0.4
                                                       ==============================================================

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the three months ended September 30, 2004 and 2003 were $86,000 and $60,000, respectively.

6.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services) (in thousands):

As of and for the three months                                                             United
   ended September 30, 2003                              United States       Canada        Kingdom         Total
                                                        --------------------------------------------------------------

Identifiable assets                                     $        129,539  $     84,082  $      77,283  $      290,904
Goodwill and other intangibles, net                               56,566        38,535         48,688         143,789
Sales to unaffiliated customers:
  Check cashing                                                   11,363         9,644          7,115          28,122
  Consumer lending:
     Fees from consumer lending                                   18,172         6,762          3,927          28,861
     Provision for loan losses and adjustment to
       servicing revenue                                          (5,437)       (1,003)          (959)         (7,399)
                                                        --------------------------------------------------------------
  Consumer lending, net                                           12,735         5,759          2,968          21,462
  Money transfer fees                                              1,110         1,410            561           3,081
  Other                                                              883         2,527            915           4,325
                                                        --------------------------------------------------------------

Total sales to unaffiliated customers                             26,091        19,340         11,559          56,990
Interest revenue                                                      39             -              -              39
Interest expense                                                   3,501           783          1,002           5,286
Depreciation and amortization                                      1,350           556            500           2,406
Losses on store closings and sales                                    60             -              -              60
(Loss) income before income taxes                                 (2,398)        5,729          2,099           5,430
Income tax provision                                                 324         2,827          1,137           4,288

                          DOLLAR FINANCIAL GROUP, INC.

6.  GEOGRAPHIC SEGMENT INFORMATION (continued)

As of and for the three months
   ended September 30, 2004

Identifiable assets                                     $        139,079  $     99,068  $      99,253  $      337,400
Goodwill and other intangibles, net                               56,506        41,173         53,968         151,647
Sales to unaffiliated customers:
  Check cashing                                                   10,720        10,400          9,242          30,362
  Consumer lending:
     Fees from consumer lending                                   19,693        11,497          5,452          36,642
     Provision for loan losses and adjustment to
       servicing revenue                                          (5,731)       (1,917)        (1,789)         (9,437)
                                                        --------------------------------------------------------------
  Consumer lending, net                                           13,962         9,580          3,663          27,205
  Money transfer fees                                              1,057         1,621            830           3,508
  Other                                                              630         3,120          1,332           5,082
                                                        --------------------------------------------------------------

Total sales to unaffiliated customers                             26,369        24,721         15,067          66,157
Interest revenue                                                      40             -              -              40
Interest expense                                                   5,462           324            738           6,524
Depreciation and amortization                                      1,528           690            468           2,686
Losses on store closings and sales                                    86             -              -              86
(Loss) income before income taxes                                 (4,928)        8,463          3,190           6,725
Income tax (benefit) provision                                      (882)        3,241            995           3,354

7.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2004, the Company held put options with an aggregate notional value of $(CAN) 36.0 million and (pound)(GBP) 6.3 million to protect the currency exposure in Canada and the United Kingdom throughout fiscal year 2005. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company's cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholder's equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the three months ended September 30, 2004. As of September 30, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $290,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value at September 30, 2004 was $88,000 and is included in other assets on the balance sheet.

Although the Company's revolving credit facility and overdraft credit facilities carry variable rates of interest, most of the Company's and Corp.'s average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

                          DOLLAR FINANCIAL GROUP, INC.

8.   CONTINGENT LIABILITIES

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against the Company's Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, the Company learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of the Company's Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, the Company was served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. The allegations and putative class in the Smith action are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with the Company. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, the Company's motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with the Company, was denied; the Company appealed this ruling. On September 24, 2004, the Court of Appeal for British Columbia reversed the lower court's ruling and remanded the matter to the lower court for further proceedings consistent with the appellate decision. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Similar class actions have been threatened against the Company in other provinces of Canada, but the Company has not been served with the statements of claim in any such actions to date. The Company believes that any possible claims in these actions, if they are served, will likely be substantially similar to those of the Ontario actions referred to above.

The Company is a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are the Company's former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that the Company failed to provide employees with meal and rest breaks required under a new state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by 92% of the members of the putative class. The Company recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. The Company believes it has meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plans to defend them vigorously. The Company believes it has adequately provided for the costs associated with this matter. The Company is vigorously defending the Castillo, Chin and Williams lawsuits and believes it has meritorious defenses to the claims asserted in those matters.


In addition to the litigation discussed above, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.


The Company does not believe that the outcome of any of the matters referred to in the preceding paragraphs will materially affect its financial condition, results of operations or cash flows in future periods.

                          DOLLAR FINANCIAL GROUP, INC.

                          SUPPLEMENTAL STATISTICAL DATA
                                                                          September 30,
Company Operating Data:                                             2003                  2004
                                                                -------------         -------------

Stores in operation:
   Company-owned.............................................          625                   650
   Franchised stores and check cashing merchants.............          455                   472
                                                                     -----                 -----

Total........................................................        1,080                 1,122
                                                                     =====                 =====

--------------------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                       September 30,
                                                                ----------------------------
Operating Data:                                                    2003             2004
                                                                ------------     -----------

Face amount of checks cashed (in millions)...................   $       770      $      816
Face amount of average check.................................   $       367      $      392
Face amount of average check (excluding Canada and the United
   Kingdom)..................................................   $       354      $      369
Average fee per check........................................   $     13.41      $    14.58
Number of checks cashed (in thousands).......................         2,097           2,083

--------------------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                       September 30,
                                                                ----------------------------
Collections Data:                                                  2003             2004
                                                                ------------     -----------

Face amount of returned checks (in thousands)................   $     7,635      $    7,601
Collections (in thousands)...................................         5,496           5,374
                                                                ------------     -----------
Net write-offs (in thousands)................................   $     2,139      $    2,227
                                                                ============     ===========

Collections as a percentage of
   returned checks...........................................         72.0%           70.7%
Net write-offs as a percentage of
   check cashing revenues....................................          7.6%            7.3%
Net write-offs as a percentage of the
   face amount of checks cashed..............................         0.27%           0.27%

The following chart presents a summary of our consumer lending originations, which includes loan extensions, and revenues for the following periods (in thousands):

                                                                   Three Months Ended
                                                                     September 30,
                                                           -----------------------------------
                                                                  2003             2004
                                                           -----------------------------------

U.S. company funded consumer loan originations(1)......... $        14,268    $      18,562
Canadian company funded consumer loan originations(2).....          75,574          107,141
U.K. company funded consumer loan originations(2).........          26,439           42,698
                                                           -----------------------------------
   Total company funded consumer loan originations........ $       116,281    $     168,401
                                                           ===================================

Servicing revenues, net................................... $        11,413    $      12,150
U.S. company funded consumer loan revenues................           2,156            2,776
Canadian company funded consumer loan revenues............           6,762           11,497
U.K. company funded consumer loan revenues................           3,927            5,452
Provision for loan losses on company funded loans.........         (2,796)          (4,670)
                                                           -----------------------------------
   Total consumer lending revenues, net................... $        21,462    $      27,205
                                                           ===================================

Gross charge-offs of company funded consumer loans........ $        10,790    $      16,078
Recoveries of company funded consumer loans...............           8,314           11,468
                                                           -----------------------------------
Net charge-offs on company funded consumer loans.......... $         2,476    $       4,610
                                                           ===================================

Gross charge-offs of company funded consumer loans
   as a percentage of total company funded consumer
   loan originations......................................            9.3%             9.5%
Recoveries of company funded consumer loans as a
   percentage of total company funded consumer
   loan originations......................................            7.1%             6.8%
Net charge-offs on company funded consumer loans
   as a percentage of total company funded consumer
   loan originations......................................            2.1%             2.7%


(1) Our company operated stores and document transmitter locations in the United States originate company funded and bank funded short-term consumer loans.
(2) All consumer loans originated in Canada and the United Kingdom are company funded.

     Following are the number of company-operated U.S. stores at each period end that originate company funded and bank funded loans.

                                                                         Three Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                          2003          2004
                                                                     ----------------------------
U.S. stores originating company funded loans..................              43            43
U.S. stores originating bank funded loans.....................             275           276
                                                                     ----------------------------
Total U.S. stores originating short-term consumer loans.......             318           319
                                                                     ============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Group, Inc. for the three month periods ended September 30, 2003 and 2004. References in this section to "we," "our," "ours," or "us" are to Dollar Financial Group, Inc. and its wholly owned subsidiaries, except as the context otherwise requires. References to "Corp." are to our parent company, Dollar Financial Corp. For a separate discussion and analysis of the financial condition and results of operations of Corp., see
"Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Corp.'s' quarterly report on Form 10-Q (File No. 333-111473-02) for the period ended September 30, 2004.

General

We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,122 stores, including 650 company-operated stores, in 17 states, the District of Columbia, Canada and the United Kingdom. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. For the three-months ended September 30, 2004, we generated revenue of $66.2 million, an increase of 16.1% over the same period in the prior year.

In our opinion, we have included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of our financial position at September 30, 2004 and the results of operations for the three months ended September 30, 2004 and 2003. The results for the three months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with our unaudited financial statements included in this filing and our audited consolidated financial statements included in our Annual Report on Form 10-K (File No. 333-111473) for the fiscal year ended June 30, 2004.

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

Because our servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current collections patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks' outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $1.3 million at September 30, 2003 and $1.5 million at September 30, 2004.

If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues. The total amount of outstanding loans owed to the banks did not change significantly during the periods ended September 30, 2004 and September 30, 2003, and during these periods the loss rates on loans declined. As a result of these factors, we did not increase our reserve for servicing fee adjustments. We serviced $106 million loans for County Bank and First Bank during the first three months of fiscal 2005 and $102 million during the first three months of fiscal 2004. At September 30, 2004 and 2003 the amount of outstanding loans were $15.9 million and $15.2 million, respectively, for County Bank and First Bank.

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

Results of Operations

Revenue Analysis

                                        Three Months Ended September 30,
                                ------------------------------------------------

                                                                (Percentage of
                                     ($ in thousands)           total revenue)
                                --------------------------    ------------------
                                   2003           2004         2003       2004
                                -----------    -----------    -------    -------


Check cashing..............     $   28,122     $   30,362       49.3%      45.9%
Consumer lending revenues, net      21,462         27,205       37.7       41.1
Money transfer fees........          3,081          3,508        5.4        5.3
Other revenue..............          4,325          5,082        7.6        7.7
                                -----------    ------------   -------    -------
Total revenue..............     $   56,990     $   66,157      100.0%     100.0%
                                ===========    ============   =======    =======

QUARTERLY COMPARISON

Total revenues were $66.2 million for the three months ended September 30, 2004 compared to $57.0 million for the three months ended September 30, 2003, an increase of $9.2 million or 16.1%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $9.0 million or 15.9%. New store openings accounted for an increase of $748,000 while closed stores accounted for a decrease of $629,000.

A stronger British pound and Canadian dollar positively impacted revenue by $2.6 million for the quarter as compared to the same period in the prior year. In addition to the currency benefit, revenues in the United Kingdom for the quarter increased by $2.0 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the quarter increased $4.3 million after adjusting for the favorable exchange rate. In addition to pricing adjustments made to the short-term consumer loan product in late fiscal 2004, this increase is also a result of higher loan amounts offered in the first quarter of fiscal 2005 due to a criteria change in the short-term consumer loan product.

Store and Regional Expense Analysis

                                        Three Months Ended September 30,
                                ------------------------------------------------

                                                                (Percentage of
                                     ($ in thousands)           total revenue)
                                ---------------------------    -----------------
                                   2003           2004          2003      2004
                                -----------    ------------    -------   -------


Salaries and benefits......     $   18,777     $   19,837       33.0%     30.0%
Occupancy..................          4,864          5,391        8.5       8.2
Depreciation...............          1,448          1,743        2.5       2.6
Returned checks, net and
   cash shortages..........          2,538          2,481        4.5       3.8
Telephone and
   telecommunications......          1,562          1,434        2.7       2.2
Advertising................          1,618          2,823        2.9       4.3
Bank charges...............          1,103            935        1.9       1.4
Armored carrier service....            729            825        1.3       1.2
Other......................          5,415          6,906        9.5      10.4
                                -----------    ------------    -------   -------
Total store and regional
   expenses ...............      $  38,054     $   42,375       66.8%     64.1%
                                ===========    ============    =======   =======

QUARTERLY COMPARISON

Store and  regional  expenses  were $42.4  million  for the three  months  ended
September 30, 2004 compared to $38.1 million for the three months ended September 30, 2003, an increase of $4.3 million or 11.4%. The impact of foreign currencies accounted for $1.4 million of this increase. New store openings accounted for an increase of $696,000 while closed stores accounted for a decrease of $46,000. Comparable retail store and franchised store expenses for the entire period increased $3.5 million. For the three months ended September 30, 2004 total store and regional expenses decreased to 64.1% of total revenue compared to 66.8% of total revenue for the three months ended September 30, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $1.6 million in Canada, $956,000 in the United Kingdom and $318,000 in the U.S. The increase in Canada was primarily due to increases of $414,000 in salaries, $211,000 in occupancy expenses, $305,000 in advertising and $700,000 in various other operating expenses, all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase was primarily related to increases of $594,000 in advertising and $159,000 in occupancy costs. The advertising increase is primarily associated with a television ad campaign.

Other Expense Analysis

                                           Three Months Ended September 30,
                                     ---------------------------------------------

                                                                 (Percentage of
                                       ($ in thousands)          total revenue)
                                     ----------------------    -------------------
                                       2003         2004        2003       2004
                                     ---------    ---------    -------    --------

Corporate expenses................... $ 7,241      $ 9,544       12.7%      14.4%
Losses on store closings and sales...      60           86        0.1        0.1
Other depreciation and amortization..     958          943        1.7        1.4
Interest expense, net................   5,247        6,484        9.2        9.8
Income tax provision.................   4,288        3,354        7.5        5.1

QUARTERLY COMPARISON

Corporate Expenses

Corporate expenses were $9.5 million for the three months ended September 30, 2004 compared to $7.2 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, corporate expenses increased to 14.4% of total revenue compared to 12.7% of total revenue for the three months ended September 30, 2003. A further weakening of the U.S. dollar in the current quarter compared to the same period in the prior year negatively impacted corporate expenses by $328,000. In addition, increased accrued expenses for incentive compensation related to a strong year to date earnings performance and legal and professional fees related to the class action law suits (see Note 8) contributed to the balance of increase in corporate expenses over the prior year.

Losses on Store Closings and Sales

Losses on store closings and sales was $86,000 for the three months ended September 30, 2004 compared to $60,000 for the three months ended September 30, 2003.

Interest Expense

Interest expense was $6.5 million for the three months ended September 30, 2004 compared to $5.2 million for the three months ended September 30, 2003, an increase of $1.2 million or 23%. The increased interest on the incremental long-term debt outstanding after the refinancing accounted for $2.7 million of the increase in total interest expense. Offsetting these increases were declines of $600,000 in interest on our revolving credit facility and $300,000 on the collateralized borrowing that was in place in fiscal 2004. The decline in our revolving credit facility is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003.

Income Tax Provision

The provision for income taxes was $3.4 million for the three months ended September 30, 2004 compared to a provision of $4.3 million for the three months ended September 30, 2003, respectively. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance. Our effective income tax rate was 49.9% for the three months ended September 30,

2004 and 79.0% for the three months ended September 30, 2003. Due to the restructuring of our debt in fiscl 2004, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured all U.S. deferred tax assets recorded were reduced by a valuation allowance of $5.7 million at September 30, 2004 of which $1.7 million was provided for the three months ended September 30, 2004. Following our refinancing in November, 2003, we no longer accrue U.S. tax on foreign earnings. The amount of such tax was $1.5 million for the three months ended September 30, 2003.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2004, cash and cash equivalents increased $12.6 million. Net cash provided by operations was $10.5 million compared to cash provided of $6.7 million for the three months ended September 30, 2003. The increase in net cash provided by operations was primarily the result of improved operating results.

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

Net cash provided by operating activities was $10.5 million for the three months ended September 30, 2004 compared to cash provided of $6.7 million for the three months ended September 30, 2003. The increase in net cash provided by operations was primarily the result of improved operating results.

Net cash used for investing activities for the three months ended September 30, 2004 was $2.5 million compared to a usage of $1.4 million for the three months ended September 30, 2003. The increase of $1.1 million is primarily attributable to higher capital spending in the current fiscal quarter compared to the same period in the previous year. For the three months ended September 30, 2004 we made capital expenditures of $2.1 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $10.0 million during our fiscal year ending June 30, 2005, for remodeling and relocation of certain existing stores and for opening new stores.

Net cash provided by financing activities for the three months ended September 30, 2004 was $3.1 million compared to a usage of $14.2 million for the three months ended September 30, 2003. The increase in the three months ended September 30, 2004 was a result of an increase in the borrowings under our bank facilities of $3.6 million from $0 at June 30, 2004 compared to a $13.7 million decrease in our borrowings under our bank facilities at September 30, 2003.

Revolving Credit Facilities. We have two revolving credit facilities: a domestic revolving credit facility and a Canadian overdraft facility.

     Domestic Revolving Credit Facility. On November 13, 2003, we repaid in full all borrowings outstanding under our previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. Under the terms of the agreement governing the new facility, the commitment under the new facility was reduced by $750,000 on January 2, 2004 and will be reduced on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. Our borrowing capacity under the new facility is limited to the total commitment of $55.0 million less letters of credit totaling $13.25 million issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations. At September 30, 2004 we had $7.4 million cash in excess of our short-term borrowing needs. At September 30, 2004, our borrowing capacity was $39.5 million and there was $3.6 million outstanding under the facility.

     Canadian  Overdraft  Facility.  Our  Canadian  operating  subsidiary  has a
     Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million, of which there was no outstanding balance on September 30, 2004. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

Long-Term Debt. As of September 30, 2004, long term debt consisted of $240 million principal amount of our 9.75% Senior Notes due November 15, 2011 and $73,000 of other long-term debt.

Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2004, excluding periodic interest payments, include the following:

                                                               Payments Due by Period (in thousands)
                                         ----------------------------------------------------------------------------------
                                             Total          Less than 1         1 - 3           4 - 5            After 5
                                                               Year             Years           Years             Years
                                         --------------    -------------    ------------    -------------    --------------

Long-term debt:
     Senior notes due 2011(1)........    $     241,136     $          -     $         -     $          -     $     241,136
Operating leases.....................           61,051           16,928          23,973           13,310             6,840
Other................................               73               73               -                -                 -
                                         --------------    -------------    ------------    -------------    --------------

Total contractual cash obligations...    $     302,260     $     17,001     $    23,973     $     13,310     $     247,976
                                         ==============    =============    ============    =============    ==============

---------------------------------------------------------------------------------------------------------------------------

(1) $1,136 is the unamortized premium on the 9.75% Senior Notes due 2011.

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

Balance Sheet Variations

September 30, 2004 compared to June 30, 2004

Cash and cash equivalents increased to $81.9 million at September 30, 2004 from $69.3 million at June 30, 2004. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities.

Income taxes receivable decreased to $5.6 million at September 30, 2004 from $6.1 million at June 30, 2004 related primarily to the timing of receipts.

Goodwill and other intangibles increased $3.4 million from $148.2 million at June 30, 2004 to $151.6 million at September 30, 2004 due primarily to foreign currency translation adjustments.

Foreign income taxes payable decreased from $6.0 million at June 30, 2004 to $4.6 million at September 30, 2004 due primarily to timing of tax payments.

Accrued expenses increased to $19.1 million at September 30, 2004 from $16.9 million at June 30, 2004 due primarily to the timing of accrued payroll, professional fees due to the class action lawsuits and other operating expense accruals.

Revolving credit facilities and long-term debt increased $3.5 million from $241.3 million at June 30, 2004 to $244.8 million at September 30, 2004. The increase is primarily related to a $3.6 million draw down on the U.S. bank facility.

Total shareholder's equity increased $7.9 million to $45.9 million from $38.0 million due to our net income for the three months ended September 30, 2004 and foreign translation adjustments.

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

Recent Tax Developments

We are currently assessing the implications of the recently passed American Jobs Creation Act of 2004 recently signed into law as we have significant foreign earnings.

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


Changes in Internal Control Over Financial Reporting


     There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, we were served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. The allegations and putative class in the Smith action are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with us. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, our motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with us, was denied; we appealed this ruling. On September 24, 2004, the Court of Appeal for British Columbia reversed the lower court's ruling and remanded the matter to the lower court for further proceedings consistent with the appellate decision. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. Similar class actions have been threatened against us in other provinces of Canada, but we have not been served with the statements of claim in any such actions to date. We believe that any possible claims in these actions, if they are served, will likely be substantially similar to those of the Ontario actions referred to above.

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


                                       DOLLAR FINANCIAL GROUP, INC.


Date: November 5, 2004                 *By:      /s/ RANDY L. UNDERWOOD
                                           ------------------------------------
                                            Name:  Randy L. Underwood
                                            Title: Executive Vice President and
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.