Form 10-Q
period 2004-12-31
DOLLAR FINANCIAL GROUP INC
filed 2005-02-11
CIK 1028643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2004

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

Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of January 31, 2005, 100 shares of the Registrant's common stock, par value $1.00 per share, were outstanding.

                          DOLLAR FINANCIAL GROUP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------

Item 1. Financial Statements

        Interim Consolidated Balance Sheets as of June 30, 2004
        and December 31, 2004 (unaudited) ..............................    3

        Interim Unaudited Consolidated Statements of Operations for
        the Three and Six Months Ended December 31, 2003 and 2004 ......    4

        Interim Unaudited Consolidated Statements of Cash Flows for
        the Three Months and Six Months Ended December 31, 2003 and
        2004 ...........................................................    5

        Notes to Interim Unaudited Consolidated Financial Statements ...    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................   22

Item 3. Quantitative and Qualitative Disclosures About Market Risk .....   32

Item 4. Controls and Procedures ........................................   33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..............................................   33

Item 6. Exhibits .......................................................   34

Signature ..............................................................   35

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          DOLLAR FINANCIAL GROUP, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                               June 30,       December 31,
                                                                                 2004             2004
                                                                              ---------       ------------
ASSETS                                                                                        (unaudited)
Cash and cash equivalents .............................................       $  69,266        $  88,112
Loans receivable
    Loans receivable ..................................................          32,902           39,346
    Less: Allowance for loan losses ...................................          (2,315)          (2,621)
                                                                              ---------        ---------
Loans receivable, net .................................................          30,587           36,725
Other consumer lending receivables ....................................           7,404            8,705
Other receivables .....................................................           3,787            4,280
Income taxes receivable ...............................................           6,125            5,589
Prepaid expenses ......................................................           4,380            5,176
Deferred tax asset, net of valuation allowance of $3,946 and $8,259 ...              --              163
Notes and interest receivable - officers ..............................           3,623            3,701
Due from parent .......................................................           5,682            6,026
Property and equipment, net of accumulated depreciation
    of $49,540 and $56,895 ............................................          27,965           29,673
Goodwill and other intangibles, net of accumulated
    amortization of $22,449 and $23,322 ...............................         149,118          157,167
Debt issuance costs, net of accumulated amortization of
    $967 and $1,799 ...................................................          11,160           10,353
Other .................................................................           2,827            2,937
                                                                              ---------        ---------
                                                                              $ 321,924        $ 358,607
                                                                              =========        =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable ......................................................       $  15,863        $  16,375
Foreign income taxes payable ..........................................           5,979            5,294
Accrued expenses and other liabilities ................................          16,908           20,774
Accrued interest payable ..............................................           3,876            3,407
Revolving credit facilities ...........................................              --           11,000
9.75% Senior Notes due 2011 ...........................................         241,176          241,096
Other long-term debt ..................................................             105               55
Shareholder's equity:
    Common stock, $1 par value: 20,000 shares authorized;
    100 shares issued and outstanding at June 30, 2004 and
    December 31, 2004 .................................................              --               --
    Additional paid-in capital ........................................          21,617           21,617
    Retained earnings .................................................           2,587           10,652
    Accumulated other comprehensive income ............................          13,813           28,337
                                                                              ---------        ---------
Total shareholder's equity ............................................          38,017           60,606
                                                                              ---------        ---------
                                                                              $ 321,924        $ 358,607
                                                                              =========        =========

       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                             Three Months Ended            Six Months Ended
                                                                December 31,                 December 31,
                                                           ----------------------      ------------------------
                                                             2003          2004           2003           2004
                                                           --------      --------      ---------      ---------
Revenues:
   Check cashing .....................................     $ 29,419      $ 32,733      $  57,541      $  63,095
   Consumer lending:
      Fees from consumer lending .....................       31,041        39,519         60,207         76,745
      Provision for loan losses and adjustment to
        servicing revenue ............................       (7,023)       (8,772)       (14,422)       (18,209)
                                                           --------      --------      ---------      ---------
   Consumer lending, net .............................       24,018        30,747         45,785         58,536
   Money transfer fees ...............................        3,248         3,685          6,329          7,193
   Other .............................................        4,077         5,221          8,097          9,719
                                                           --------      --------      ---------      ---------
Total revenues .......................................       60,762        72,386        117,752        138,543
Store and regional expenses:
   Salaries and benefits .............................       18,707        21,217         37,484         41,054
   Occupancy .........................................        4,885         5,603          9,749         10,994
   Depreciation ......................................        1,490         1,810          2,938          3,553
   Returned checks, net and cash shortages ...........        2,347         2,736          4,885          5,217
   Telephone and telecommunication ...................        1,431         1,434          2,993          2,868
   Advertising .......................................        1,924         2,272          3,542          5,095
   Bank charges ......................................          787           977          1,890          1,912
   Armored carrier expenses ..........................          751           889          1,480          1,714
   Other .............................................        7,428         6,887         12,843         13,793
                                                           --------      --------      ---------      ---------
Total store and regional expenses ....................       39,750        43,825         77,804         86,200

Corporate expenses ...................................        7,126        11,104         14,367         20,648
Losses (gains) on store closings and sales ...........           61          (142)           121            (56)
Other depreciation and amortization ..................          914         1,159          1,872          2,102
Interest expense, net ................................        6,427         6,492         11,674         12,976
Loss on extinguishment of debt .......................        7,209            --          7,209             --
                                                           --------      --------      ---------      ---------
(Loss) income before income taxes ....................         (725)        9,948          4,705         16,673
Income tax provision .................................          920         5,254          5,208          8,608
                                                           --------      --------      ---------      ---------
Net (loss) income ....................................     $ (1,645)     $  4,694      $    (503)     $   8,065
                                                           ========      ========      =========      =========

       See notes to interim unaudited consolidated financial statements.

                          DOLLAR FINANCIAL GROUP, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Six Months Ended
                                                                                      December 31,
                                                                                -----------------------
                                                                                  2003           2004
                                                                                ---------      --------
Cash flows from operating activities:
Net (loss) income .........................................................     $    (503)     $  8,065
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
       Depreciation and amortization ......................................         5,607         6,271
       Loss on extinguishment of debt .....................................         7,209            --
       Losses (gains) on store closings and sales .........................           121           (56)
       Foreign currency (gain) loss on revaluation of subordinated
          notes payable ...................................................          (648)          181
      Deferred tax provision (benefit) ....................................           841          (164)
      Change in assets and liabilities (net of effect of acquisitions):
           Increase in loans and other receivables ........................        (1,741)       (5,691)
           (Increase) decrease in income taxes receivable .................        (7,759)          536
           Increase in prepaid expenses and other .........................           (82)         (455)
           Increase in accounts payable, income taxes payable,
             accrued expenses and other liabilities and
             accrued interest payable .....................................         3,103         1,482
                                                                                ---------      --------
Net cash provided by operating activities .................................         6,148        10,169

Cash flows from investing activities:
  Acquisitions, net of cash acquired ......................................            --          (658)
  Gross proceeds from sale of fixed assets ................................            41            --
  Additions to property and equipment .....................................        (3,154)       (5,589)
                                                                                ---------      --------
Net cash used in investing activities .....................................        (3,113)       (6,247)

Cash flows from financing activities:
  Redemption of 10.875% Senior Subordinated Notes due 2006 ................       (20,734)           --
  Other debt borrowings (payments) ........................................           134           (51)
  Issuance of 9.75% Senior Notes due 2011 .................................       220,000            --
  Redemption of 10.875% Senior Notes due 2006 .............................      (111,170)           --
  Net (decrease) increase in revolving credit facilities ..................       (61,699)       11,000
  Payment of debt issuance costs ..........................................        (9,583)         (100)
  Net increase in due from parent .........................................        (3,788)         (344)
  Dividend paid to parent .................................................       (20,000)           --
                                                                                ---------      --------
Net cash (used in) provided by financing activities .......................        (6,840)       10,505

Effect of exchange rate changes on cash and cash equivalents ..............         2,851         4,419
                                                                                ---------      --------
Net (decrease) increase in cash and cash equivalents ......................          (954)       18,846

Cash and cash equivalents at beginning of period ..........................        71,805        69,266
                                                                                ---------      --------
Cash and cash equivalents at end of period ................................     $  70,851      $ 88,112
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

Operations

The Company, organized in 1979 under the laws of the State of New York, is a wholly owned subsidiary of Dollar Financial Corp. ("Corp."), a Delaware corporation. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,130 locations (of which 656 are company owned) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in 16 states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, Money Mart(R) Express services and originates short-term consumer loans through 215 independent document transmitters in 10 states.

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

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Separate financial statements of each Guarantor that is a subsidiary of the Company have not been presented because they are not required to be presented herein and management has determined that their presentation would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at December 31, 2004 and June 30, 2004 and the condensed consolidating statements of operations and cash flows for the six month periods ended December 31, 2004 and 2003 of the Company, the combined Guarantor subsidiaries, the combined Non-Guarantor subsidiaries and the consolidated Company.

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS
                                December 31, 2004
                                 (In thousands)

                                                    Dollar                        Subsidiary
                                                   Financial      Subsidiary         Non-
                                                  Group, Inc.     Guarantors      Guarantors    Eliminations     Consolidated
                                                  ---------------------------------------------------------------------------
Assets
Cash and cash equivalents ...................      $   6,218      $  30,362       $  51,532       $      --       $  88,112
Loans receivable
   Loans receivable .........................             --          4,414          34,932              --          39,346
   Less: Allowance for loan losses ..........             --           (183)         (2,438)             --          (2,621)
                                                   ------------------------------------------------------------------------
Loans receivable, net .......................             --          4,231          32,494              --          36,725
Other consumer lending receivables ..........          8,704              1              --              --           8,705
Other receivables ...........................            435            752           3,628            (535)          4,280
Income taxes receivable .....................         43,381             --           4,605         (42,397)          5,589
Prepaid expenses ............................          1,516            729           2,931              --           5,176
Deferred tax asset ..........................             --             --             163              --             163
Notes and interest receivable--officers .....          3,701             --              --              --           3,701
Due from affiliates .........................             --        117,674              --        (117,674)             --
Due from parent .............................          6,026             --              --              --           6,026
Property and equipment, net .................          3,853          5,549          20,271              --          29,673
Goodwill and other intangibles, net .........             --         56,498         100,669              --         157,167
Debt issuance costs, net ....................         10,353             --              --              --          10,353
Investment in subsidiaries ..................        290,690          9,801           6,705        (307,196)             --
Other .......................................            104            428           2,405              --           2,937
                                                   ------------------------------------------------------------------------
                                                   $ 374,981      $ 226,025       $ 225,403       $(467,802)      $ 358,607
                                                   ========================================================================

Liabilities and shareholder's equity
Accounts payable ............................      $     378      $   7,109       $   8,888       $      --       $  16,375
Income taxes payable ........................             --         42,397              --         (42,397)             --
Foreign income taxes payable ................             --             --           5,294              --           5,294
Accrued expenses and other liabilities ......          3,468          5,167          12,139              --          20,774
Accrued interest payable ....................          2,974             80             888            (535)          3,407
Due to affiliates ...........................         55,410             --          62,264        (117,674)             --
Revolving credit facilities .................         11,000             --              --              --          11,000
9.75% Senior Notes due 2011 .................        241,096             --              --              --         241,096
Subordinated notes payable and other ........             49             --               6              --              55
                                                   ------------------------------------------------------------------------
                                                     314,375         54,753          89,479        (160,606)        298,001

Shareholder's equity:
   Common stock .............................             --             --              --              --              --
   Additional paid-in capital ...............         21,617         83,309          27,304        (110,613)         21,617
   Retained earnings ........................         10,652         80,066          89,471        (169,537)         10,652
   Accumulated other comprehensive income ...         28,337          7,897          19,149         (27,046)         28,337
                                                   ------------------------------------------------------------------------
Total shareholder's equity ..................         60,606        171,272         135,924        (307,196)         60,606
                                                   ------------------------------------------------------------------------
                                                   $ 374,981      $ 226,025       $ 225,403       $(467,802)      $ 358,607
                                                   ========================================================================

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       Six Months Ended December 31, 2004
                                 (In thousands)

                                                          Dollar                        Subsidiary
                                                        Financial       Subsidiary         Non-
                                                       Group, Inc.      Guarantors      Guarantors     Eliminations    Consolidated
                                                       ----------------------------------------------------------------------------
Revenues:
   Check cashing .................................      $      --       $  21,765       $  41,330       $      --       $  63,095
   Consumer lending, net:
      Fees from consumer lending .................             --          40,369          36,376              --          76,745
      Provision for loan losses and adjustment
        to servicing revenue .....................             --         (11,282)         (6,927)             --         (18,209)
                                                        -------------------------------------------------------------------------
   Consumer lending, net .........................             --          29,087          29,449              --          58,536
   Money transfer fees ...........................             --           2,075           5,118              --           7,193
   Other .........................................             --           1,533           8,186              --           9,719
                                                        -------------------------------------------------------------------------
Total revenues ...................................             --          54,460          84,083              --         138,543

Store and regional expenses:
   Salaries and benefits .........................             --          21,295          19,759              --          41,054
   Occupancy .....................................             --           5,617           5,377              --          10,994
   Depreciation ..................................             --           1,914           1,639              --           3,553
   Returned checks, net and cash shortages .......             --           2,352           2,865              --           5,217
   Telephone and telecommunication ...............             --           1,832           1,036              --           2,868
   Advertising ...................................             --           2,317           2,778              --           5,095
   Bank charges ..................................             --             980             932              --           1,912
   Armored carrier services ......................             --             715             999              --           1,714
   Other .........................................             --           6,601           7,192              --          13,793
                                                        -------------------------------------------------------------------------
Total store and regional expenses ................             --          43,623          42,577              --          86,200

Corporate expenses ...............................          9,471             181          10,996              --          20,648
Management fee ...................................         (6,077)          5,825             252              --              --
(Gains) losses on store closings and sales .......           (175)             --             119              --             (56)
Other depreciation and amortization ..............          1,162              18             922              --           2,102
Interest expense (income) ........................         11,393            (493)          2,076              --          12,976
                                                        -------------------------------------------------------------------------

(Loss) income before income taxes ................        (15,774)          5,306          27,141              --          16,673
Income tax (benefit) provision ...................         (5,477)          4,648           9,437              --           8,608
                                                        -------------------------------------------------------------------------

(Loss) income before equity in net
   income of subsidiaries ........................        (10,297)            658          17,704              --           8,065
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors ................            658              --              --            (658)             --
   Foreign subsidiary guarantors .................         17,704              --              --         (17,704)             --
                                                        -------------------------------------------------------------------------
Net income .......................................      $   8,065       $     658       $  17,704       $ (18,362)      $   8,065
                                                        =========================================================================

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 2004
                                 (In thousands)

                                                                   Dollar                    Subsidiary
                                                                  Financial    Subsidiary       Non-
                                                                 Group, Inc.   Guarantors    Guarantors   Eliminations  Consolidated
                                                                 -------------------------------------------------------------------
Cash flows from operating activities:
Net income ....................................................   $  8,065      $    658      $ 17,704      $(18,362)     $  8,065
Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
      Undistributed income of subsidiaries ....................    (18,362)           --            --        18,362            --
      Depreciation and amortization ...........................      1,914         1,930         2,427            --         6,271
      (Gains) losses on store closings and sales ..............         --          (175)          119            --           (56)
      Foreign currency loss on revaluation of
        intercompany interest receivable subordinated
        notes payable .........................................         --           181            --            --           181
      Deferred tax provision ..................................         --            --          (164)           --          (164)
      Changes in assets and liabilities:
           (Increase) decrease in loans and other receivables .     (1,056)          326        (5,212)          251        (5,691)
           (Increase) decrease in income taxes receivable .....     (2,523)           --         1,512         1,547           536
           (Increase) decrease in prepaid expenses and other ..       (550)            2            93            --          (455)
           Increase (decrease) in accounts payable,
             income taxes payable, accrued expenses and
             other liabilities and accrued interest payable ...        228         4,071        (1,019)       (1,798)        1,482
                                                                  ----------------------------------------------------------------
Net cash (used in) provided by operating activities ...........    (12,284)        6,993        15,460            --        10,169

Cash flows from investing activities:
Acquisitions, net of cash acquired ............................         --            --          (658)           --          (658)
Additions to property and equipment ...........................       (313)       (1,251)       (4,025)           --        (5,589)
Net decrease in due from affiliates ...........................         --         2,438            --        (2,438)           --
                                                                  ----------------------------------------------------------------
Net cash (used in) provided by investing activities ...........       (313)        1,187        (4,683)       (2,438)       (6,247)

Cash flows from financing activities:
Other debt payments ...........................................        (44)           --            (7)           --           (51)
Net increase in revolving credit facilities ...................     11,000            --            --            --        11,000
Payment of debt issuance costs ................................       (100)           --            --            --          (100)
Net increase in due from parent ...............................       (344)           --            --            --          (344)
Net increase (decrease) in due to affiliates ..................      3,361            --        (5,799)        2,438            --
                                                                  ----------------------------------------------------------------
Net cash provided by (used in) financing activities ...........     13,873            --        (5,806)        2,438        10,505

Effect of exchange rate changes on cash and cash equivalents ..         --            --         4,419            --         4,419
                                                                  ----------------------------------------------------------------

Net increase in cash and cash equivalents .....................      1,276         8,180         9,390            --        18,846

Cash and cash equivalents at beginning of period ..............      4,942        22,182        42,142            --        69,266
                                                                  ----------------------------------------------------------------
Cash and cash equivalents at end of period ....................   $  6,218      $ 30,362      $ 51,532      $     --      $ 88,112
                                                                  ================================================================

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          Consolidating Balance Sheets
                                  June 30, 2004
                                 (In thousands)

                                                     Dollar                     Subsidiary
                                                   Financial     Subsidiary        Non-
                                                  Group, Inc.    Guarantors     Guarantors    Eliminations   Consolidated
                                                  -----------------------------------------------------------------------
Assets
Cash and cash equivalents ....................     $   4,942     $  22,182      $  42,142      $      --      $  69,266
      Loans receivable .......................            --         4,838         28,064             --         32,902
      Less: Allowance for loan losses ........            --          (694)        (1,621)            --         (2,315)
                                                   --------------------------------------------------------------------
Loans receivable, net ........................            --         4,144         26,443             --         30,587
Other consumer lending receivables ...........         7,274           130             --             --          7,404
Other receivables ............................           887           824          2,360           (284)         3,787
Income taxes receivable ......................        40,858            --          6,117        (40,850)         6,125
Prepaid expenses .............................         1,041           731          2,608             --          4,380
Notes and interest receivable--officers ......         3,623            --             --             --          3,623
Due from affiliates ..........................            --       117,472             --       (117,472)            --
Due from parent ..............................         5,682            --             --             --          5,682
Property and equipment, net ..................         4,702         6,255         17,008             --         27,965
Goodwill and other intangibles, net ..........            --        56,514         92,604             --        149,118
Debt issuance costs, net .....................        11,160            --             --             --         11,160
Investment in subsidiaries ...................       259,437         9,801          6,705       (275,943)            --
Other ........................................            29           422          2,376             --          2,827
                                                   --------------------------------------------------------------------
                                                   $ 339,635     $ 218,475      $ 198,363      $(434,549)     $ 321,924
                                                   ====================================================================

Liabilities and shareholder's equity
Accounts payable .............................     $     408     $   6,058      $   9,397      $      --      $  15,863
Income taxes payable .........................            --        40,850             --        (40,850)            --
Foreign income taxes payable .................            --            --          5,979             --          5,979
Accrued expenses and other liabilities .......         3,286         3,772          9,850             --         16,908
Accrued interest payable .....................         2,974            --          1,186           (284)         3,876
Due to affiliates ............................        53,681            --         63,791       (117,472)            --
9 3/4% Senior Notes due 2011 .................       241,176            --             --             --        241,176
Subordinated notes payable and other .........            93            --             12             --            105
                                                   --------------------------------------------------------------------
                                                     301,618        50,680         90,215       (158,606)       283,907

Shareholder's equity:
   Common stock ..............................            --            --             --             --             --
   Additional paid-in capital ................        21,617        83,309         27,304       (110,613)        21,617
   Retained earnings .........................         2,587        79,409         71,767       (151,176)         2,587
   Accumulated other comprehensive income ....        13,813         5,077          9,077        (14,154)        13,813
                                                   --------------------------------------------------------------------
Total shareholder's equity ...................        38,017       167,795        108,148       (275,943)        38,017
                                                   --------------------------------------------------------------------
                                                   $ 339,635     $ 218,475      $ 198,363      $(434,549)     $ 321,924
                                                   ====================================================================

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       Six Months Ended December 31, 2003
                                 (In thousands)

                                                           Dollar         Domestic        Foreign
                                                          Financial      Subsidiary     Subsidiary
                                                         Group, Inc.     Guarantors     Guarantors    Eliminations   Consolidated
                                                         ------------------------------------------------------------------------
Revenues:
   Check cashing ....................................     $      --      $  22,809      $  34,732      $      --      $  57,541
   Consumer lending, net:
      Fees from consumer lending ....................            --         36,720         23,487             --         60,207
      Provision for loan losses and adjustment to
       servicing revenue ............................            --        (10,763)        (3,659)            --        (14,422)
                                                          ---------------------------------------------------------------------
   Consumer lending, net ............................            --         25,957         19,828             --         45,785
   Money transfer fees ..............................            --          2,215          4,114             --          6,329
   Other ............................................            --          1,780          6,317             --          8,097
                                                          ---------------------------------------------------------------------
Total revenues ......................................            --         52,761         64,991             --        117,752
Store and regional expenses:
   Salaries and benefits ............................            --         20,821         16,663             --         37,484
   Occupancy ........................................            --          5,560          4,189             --          9,749
   Depreciation .....................................            --          1,589          1,349             --          2,938
   Returned checks, net and cash shortages ..........            --          2,350          2,535             --          4,885
   Telephone and telecommunication ..................            --          2,011            982             --          2,993
   Advertising ......................................            --          1,886          1,656             --          3,542
   Bank charges .....................................            --          1,089            801             --          1,890
   Armored carrier services .........................            --            659            821             --          1,480
   Other ............................................            --          6,516          6,327             --         12,843
                                                          ---------------------------------------------------------------------
Total store and regional expenses ...................            --         42,481         35,323             --         77,804

Corporate expenses ..................................         7,239             (8)         7,136             --         14,367
Management fees .....................................        (1,135)            --          1,135             --             --
Losses on store closings and sales ..................           120             --              1             --            121
Other depreciation and amortization .................         1,082             30            760             --          1,872
Interest expense (income) ...........................         9,586         (1,051)         3,139             --         11,674
Loss on extinguishment of debt ......................         7,209             --             --             --          7,209
                                                          ---------------------------------------------------------------------

(Loss) income before income taxes ...................       (24,101)        11,309         17,497             --          4,705
Income tax (benefit) provision ......................        (8,301)         5,645          7,864             --          5,208
                                                          ---------------------------------------------------------------------

(Loss) income before equity in net income
      of subsidiaries ...............................       (15,800)         5,664          9,633             --           (503)
Equity in net income of subsidiaries:
   Domestic subsidiary guarantors ...................         5,664             --             --         (5,664)            --
   Foreign subsidiary guarantors ....................         9,633             --             --         (9,633)            --
                                                          ---------------------------------------------------------------------
Net (loss) income ...................................     $    (503)     $   5,664      $   9,633      $ (15,297)     $    (503)
                                                          =====================================================================

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 2003
                                 (In thousands)

                                                                  Dollar
                                                                Financial      Domestic      Foreign
                                                                  Group,      Subsidiary   Subsidiary   Eliminations   Consolidated
                                                                   Inc.       Guarantors   Guarantors
                                                               ---------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income ............................................  $    (503)    $   5,664    $   9,633     $ (15,297)     $    (503)
Adjustments to reconcile net (loss) income to net cash
  (used in)provided by operating activities:
    Undistributed income of subsidiaries .....................    (15,297)           --           --        15,297             --
    Depreciation and amortization ............................      1,880         1,618        2,109            --          5,607
    Loss on extinguishment of debt ...........................      7,209            --           --            --          7,209
    Losses on store closings and sales .......................        120            --            1            --            121
    Foreign currency gain on revaluation of
      subordinated notes payable .............................         --            --         (648)           --           (648)
    Deferred tax provision ...................................         --           841           --            --            841
    Change in assets and liabilities (net of effect
      of acquisitions):
        Decrease (increase) in loans and other receivables ...      7,262        (7,132)      (2,086)          215         (1,741)
        Increase in income taxes receivable ..................     (8,444)           --       (4,271)        4,956         (7,759)
        (Increase) decrease in prepaid expenses and other ....       (516)          138          296            --            (82)
        Increase (decrease) in accounts payable, income taxes
          payable, accrued expenses and other liabilities and
          accrued interest payable ...........................      1,534         4,497        2,243        (5,171)         3,103
                                                               ---------------------------------------------------------------------
Net cash (used in) provided by operating activities ..........     (6,755)        5,626        7,277            --          6,148

Cash flows from investing activities:
    Gross proceeds from sale of fixed assets .................         --            --           41            --             41
    Additions to property and equipment ......................       (369)         (607)      (2,178)           --         (3,154)
    Net increase in due from affiliates ......................         --        (5,998)          --         5,998             --
                                                               ---------------------------------------------------------------------
Net cash used in investing activities ........................       (369)       (6,605)      (2,137)        5,998         (3,113)

Cash flows from financing activities:
    Redemption of 10.875% Senior Subordinated notes due 2006 .    (20,734)           --           --            --        (20,734)
    Other debt borrowings (payments) .........................        146            --          (12)           --            134
    Issuance of 9.75% Senior Notes due 2011 ..................    220,000            --           --            --        220,000
    Redemption of 10.875% Senior Notes due 2006 ..............   (111,170)           --           --            --       (111,170)
    Net decrease in revolving credit facilities ..............    (60,764)           --         (935)           --        (61,699)
    Payment of debt issuance costs ...........................     (9,583)           --           --            --         (9,583)
    Net increase in due from parent ..........................     (3,788)           --           --            --         (3,788)
    Net increase (decrease) in due to affiliates .............     15,978            --       (9,980)       (5,998)            --
    Dividends paid to parent .................................    (20,000)           --           --            --        (20,000)
                                                               ---------------------------------------------------------------------
Net cash provided by (used in) financing activities ..........     10,085            --      (10,927)       (5,998)        (6,840)

Effect of exchange rate changes on cash and cash equivalents .         --            --        2,851            --          2,851
                                                               ---------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........      2,961          (979)      (2,936)           --           (954)

Cash and cash equivalents at beginning of period .............      7,981        26,213       37,611            --         71,805
                                                               ---------------------------------------------------------------------

Cash and cash equivalents at end of period ...................  $  10,942     $  25,234    $  34,675     $      --      $  70,851
                                                               =====================================================================


                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has a covenant not to compete, which is deemed to have a definite life of two years and will continue to be amortized through January 2005. Amortization for this covenant not to compete for the six months ended December 31, 2004 was $16,500. The amortization expense for the covenant not to compete will be as follows:

                                    Year                       Amount
                                                           (in thousands)
                                    ----                   --------------
                                    2005                       $19.2

The following table reflects the components of intangible assets (in thousands):

                                                          June 30, 2004                   December 31, 2004
                                                 ------------------------------    ------------------------------
                                                 Gross Carrying     Accumulated    Gross Carrying     Accumulated
                                                     Amount        Amortization        Amount        Amortization
                                                 --------------    ------------    --------------    ------------
Non-amortized intangible assets:
      Cost in excess of net assets acquired         $169,115         $ 20,016         $177,966         $ 20,802

Amortized intangible assets:
      Covenants not to compete                         2,452            2,433            2,523            2,520

4. COMPREHENSIVE INCOME

Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income for the periods stated (in thousands):

                                                  Three Months Ended           Six Months Ended
                                                     December 31,                December 31,
                                                ----------------------      ----------------------
                                                  2003          2004          2003          2004
                                                --------      --------      --------      --------
Net income (loss)                               $ (1,645)     $  4,694      $   (503)     $  8,065
Foreign currency translation adjustment            7,725        10,086         8,173        14,844
Fair value adjustments for cash flow hedges           --           (30)           --          (320)
                                                --------      --------      --------      --------

Total comprehensive income                      $  6,080      $ 14,750      $  7,670      $ 22,589
                                                ========      ========      ========      ========

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. LOSSES (GAINS) ON STORE CLOSINGS AND SALES AND OTHER RESTRUCTURING

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

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                      Severance and
                                          Other          Store Closure
                                    Retention Benefits       Costs          Total
                                    ------------------       -----          -----
      Balance at June 30, 2003           $   1.2            $   0.2        $   1.4

      Charge recorded in earnings             --                 --             --
      Reclassification                      (0.7)              (0.7)            --
      Amounts paid                          (0.5)              (0.5)          (1.0)
      Non-cash charges                        --                 --             --
                                         -------            -------        -------
      Balance at June 30, 2004           $    --            $   0.4        $   0.4

      Charge recorded in earnings             --                 --             --
      Reclassification                        --                 --             --
      Amounts paid                            --               (0.2)          (0.2)
      Non-cash charges                        --                 --             --
                                         -------            -------        -------
      Balance at December 31, 2004       $    --            $   0.2        $   0.2
                                         =======            =======        =======

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed net of gains on sales of stores for the three months ended December 31, 2004 and 2003 were ($142,000) and $61,000, respectively and for the six months ended December 31, 2004 and 2003 were ($56,000) and $121,000, respectively. The Sale of five stores in Oregon accounted for a gain of $245,000 for the three and six months ended December 31, 2004.

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

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. LOSS ON EXTINGUISHMENT OF DEBT (continued)

The loss incurred on the extinguishment of debt was as follows ($in millions):

      Call Premium:
          10.875% Senior notes                                       $1.98
          10.875% Senior Subordinated notes                           0.73
      Write-off of previously capitalized
              deferred issuance costs, net                            4.50
                                                                     -----

      Loss on extinguishment of debt                                 $7.21
                                                                     =====

7. GEOGRAPHIC SEGMENT INFORMATION

All operations for which geographic data is presented below are in one principal
industry  (check  cashing,   consumer   lending  and  ancillary   services)  (in
thousands):

As of and for the three months                           United                          United
   ended December 31, 2003                               States          Canada         Kingdom          Total
                                                       ---------------------------------------------------------
Identifiable assets                                    $ 144,489       $  91,642       $  85,146       $ 321,277
Goodwill and other intangibles, net                       56,522          40,268          52,273         149,063
Sales to unaffiliated customers:
   Check cashing                                          11,446          10,168           7,805          29,419
   Consumer lending:
      Fees from consumer lending                          18,548           7,919           4,574          31,041
      Provision for loan losses and adjustment to
        servicing revenue                                 (5,326)           (888)           (809)         (7,023)
                                                       ---------------------------------------------------------
   Consumer lending, net                                  13,222           7,031           3,765          24,018
   Money transfer fees                                     1,105           1,455             688           3,248
   Other                                                     897           2,561             619           4,077
                                                       ---------------------------------------------------------
Total sales to unaffiliated customers                     26,670          21,215          12,877          60,762

Interest expense                                           5,073             305           1,049           6,427
Depreciation and amortization                              1,351             537             516           2,404
Losses on store closings and sales                            60               1              --              61
(Loss) income before income taxes                        (10,394)          6,147           3,522            (725)
Income tax (benefit) provision                            (2,980)          2,586           1,314             920

                                                         United                          United
For the six months ended December 31, 2003               States          Canada         Kingdom          Total
                                                       ---------------------------------------------------------
Sales to unaffiliated customers:
   Check cashing                                       $  22,809       $  19,812       $  14,920       $  57,541
   Consumer lending:
      Fees from consumer lending                          36,720          14,681           8,806          60,207
      Provision for loan losses and adjustment to
        servicing revenue                                (10,763)         (1,891)         (1,768)        (14,422)
                                                       ---------------------------------------------------------
   Consumer lending, net                                  25,957          12,790           7,038          45,785
   Money transfer fees                                     2,215           2,865           1,249           6,329
   Other                                                   1,780           5,088           1,229           8,097
                                                       ---------------------------------------------------------
Total sales to unaffiliated customers                     52,761          40,555          24,436         117,752

Interest expense                                           8,535           1,088           2,051          11,674
Depreciation and amortization                              2,701           1,093           1,016           4,810
Losses on store closings and sales                           120               1              --             121
(Loss) income before income taxes                        (12,792)         11,876           5,621           4,705
Income tax (benefit) provision                            (2,656)          5,413           2,451           5,208

                          DOLLAR FINANCIAL GROUP, INC.

      NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. GEOGRAPHIC SEGMENT INFORMATION (continued)

As of and for the three months                           United                          United
   ended December 31, 2004                               States          Canada         Kingdom          Total
                                                       ---------------------------------------------------------
Identifiable assets                                    $ 139,909       $ 108,784       $ 109,914       $ 358,607
Goodwill and other intangibles, net                       56,498          43,234          57,435         157,167
Sales to unaffiliated customers:
   Check cashing                                          11,045          11,745           9,943          32,733
   Consumer lending:
      Fees from consumer lending                          20,676          12,520           6,323          39,519
      Provision for loan losses and adjustment to
        servicing revenue                                 (5,551)         (1,953)         (1,268)         (8,772)
                                                       ---------------------------------------------------------
   Consumer lending, net                                  15,125          10,567           5,055          30,747
   Money transfer fees                                     1,018           1,736             931           3,685
   Other                                                     903           3,536             782           5,221
                                                       ---------------------------------------------------------
Total sales to unaffiliated customers                     28,091          27,584          16,711          72,386

Interest expense                                           5,478             268             746           6,492
Depreciation and amortization                              1,566             800             603           2,969
(Gain) losses on store closings and sales                   (261)            119              --            (142)
(Loss) income before income taxes                         (5,540)         10,775           4,713           9,948
Income tax provision                                          53           3,848           1,353           5,254

                                                         United                          United
For the six months ended December 31, 2004               States          Canada         Kingdom          Total
                                                       ---------------------------------------------------------
Sales to unaffiliated customers:
   Check cashing                                       $  21,765       $  22,145       $  19,185       $  63,095
   Consumer lending:
      Fees from consumer lending                          40,369          24,017          12,359          76,745
      Provision for loan losses and adjustment to
        servicing revenue                                (11,282)         (3,870)         (3,057)        (18,209)
                                                       ---------------------------------------------------------
   Consumer lending, net                                  29,087          20,147           9,302          58,536
   Money transfer fees                                     2,075           3,357           1,761           7,193
   Other                                                   1,533           6,656           1,530           9,719
                                                       ---------------------------------------------------------
Total sales to unaffiliated customers                     54,460          52,305          31,778         138,543

Interest expense                                          10,900             592           1,484          12,976
Depreciation and amortization                              3,094           1,490           1,071           5,655
(Gain) losses on store closings and sales                   (175)            119              --             (56)
(Loss) income before income taxes                        (10,468)         19,238           7,903          16,673
Income tax (benefit) provision                              (829)          7,089           2,348           8,608

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2004, the Company held put options with an aggregate notional value of $(CAN) 24.0 million and (pound)(GBP) 4.2 million to protect the currency exposure in Canada and the United Kingdom throughout the remainder of fiscal year 2005. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company's cash flow hedges have a

                          DOLLAR FINANCIAL GROUP, INC.

     NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the three and six months ended December 31, 2004. As of December 31, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders' equity of $320,000 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value at December 31, 2004 was $48,000 and is included in other assets on the balance sheet.

Although the Company's revolving credit facility and overdraft credit facilities carry variable rates of interest, most of the Company's average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

The Company is a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are the Company's former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that the Company failed to provide employees with meal and rest breaks required under a new state law (Chin) and that the Company computed bonuses payable to the Company's store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by 92% of the members of the putative class.

                          DOLLAR FINANCIAL GROUP, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. CONTINGENT LIABILITIES (continued)

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

10. SUBSEQUENT EVENTS

On January 4, 2005, we completed an acquisition of 17 competitor stores in the United Kingdom for an aggregate of approximately $2.7 million.

On January 31, 2005, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets of Alexandria Financial Services, LLC, Alexandria Acquisition, LLC, American Check Cashers of Lafayette, LLC, ACC of Lake Charles, LLC and Southern Financial Services, LLC (collectively, "American"). Assets acquired included, among others, real property leases, inventory, accounts and notes receivable and intellectual property. The initial purchase price was $9.9 million in cash. An additional $2.4 million is payable to the sellers in the event that American achieves specified targets in the year ending January 31, 2006. In determining the purchase price, the Company considered, among other factors, comparable transactions and valuations and the expected contribution to its earnings. The acquisition will result in the addition of 24 company-owned stores located in the State of Louisiana to the Companys' store network.

On February 2, 2005, the Company entered into a letter agreement with certain members of management of the Company, relating to certain loans made by the Company to certain members of management in an aggregate principal amount of approximately $2.6 million. Pursuant to the letter agreement, among other things, (i)the Company agreed to forgive an aggregate of approximately $1.0 million of accrued interest owed by certain members of management with respect to the loans, and (ii) certain members of management paid cash or exchanged shares of common stock of our parent in full satisfaction of the outstanding principal amount of such loans.

                          DOLLAR FINANCIAL GROUP, INC.

                          SUPPLEMENTAL STATISTICAL DATA

                                                                   December 31,
Company Operating Data:                                            2003     2004
                                                                  -----    -----

Stores in operation:
   Company-owned .............................................      628      656
   Franchised stores and check cashing merchants .............      472      474
                                                                  -----    -----

Total ........................................................    1,100    1,130
                                                                  =====    =====

--------------------------------------------------------------------------------

                                                                       Three Months Ended           Six Months Ended
                                                                          December 31,                December 31,
                                                                     ----------------------      ----------------------
Operating Data:                                                        2003          2004          2003          2004
                                                                     --------      --------      --------      --------
Face amount of checks cashed (in millions) ......................    $    804      $    883      $  1,574      $  1,699
Face amount of average check ....................................    $ 372.07      $ 417.84      $ 369.68      $ 404.97
Face amount of average check (excluding Canada and the United
   Kingdom) .....................................................    $ 357.07      $ 368.21      $ 355.46      $ 368.40
Average fee per check ...........................................    $  13.61      $  15.49      $  13.51      $  15.04
Number of checks cashed (in thousands) ..........................       2,162         2,113         4,259         4,195

-----------------------------------------------------------------------------------------------------------------------

                                                                       Three Months Ended           Six Months Ended
                                                                          December 31,                December 31,
                                                                     ----------------------      ----------------------
Collections Data:                                                      2003          2004          2003          2004
                                                                     --------      --------      --------      --------
Face amount of returned checks (in thousands) ...................    $  7,316      $  7,895      $ 14,951      $ 15,496
Collections (in thousands) ......................................      (5,325)       (5,481)      (10,821)      (10,856)
                                                                     --------      --------      --------      --------
Net write-offs (in thousands) ...................................    $  1,991      $  2,414      $  4,130      $  4,640
                                                                     ========      ========      ========      ========

Collections as a percentage of
   returned checks ..............................................        72.8%         69.4%         72.4%         70.1%
Net write-offs as a percentage of
   check cashing revenues .......................................         6.8%          7.4%          7.2%          7.4%
Net write-offs as a percentage of the
   face amount of checks cashed .................................        0.24%         0.27%         0.26%         0.27%

The following chart presents a summary of our consumer lending originations, which includes loan extensions, and revenues for the following periods (in thousands):

                                                                  Three Months Ended               Six Months Ended
                                                                     December 31,                     December 31,
                                                               -------------------------       -------------------------
                                                                 2003            2004            2003            2004
                                                               ---------       ---------       ---------       ---------
U.S. company funded consumer loan originations(1) ........     $  15,928       $  18,507       $  30,196       $  37,069
Canadian company funded consumer loan originations(2) ....        80,364         118,027         155,938         225,168
U.K. company funded consumer loan originations(2) ........        26,584          42,780          53,023          85,478
                                                               ---------       ---------       ---------       ---------
   Total company funded consumer loan originations .......     $ 122,876       $ 179,314       $ 239,157       $ 347,715
                                                               =========       =========       =========       =========

Servicing revenues, net ..................................     $  11,905       $  13,868       $  23,318       $  26,018
U.S. company funded consumer loan revenues ...............         2,316           2,708           4,472           5,484
Canadian company funded consumer loan revenues ...........         7,920          12,522          14,682          24,019
U.K. company funded consumer loan revenues ...............         4,574           6,323           8,806          12,359
Provision for loan losses on company funded loans ........        (2,697)         (4,674)         (5,493)         (9,344)
                                                               ---------       ---------       ---------       ---------
   Total consumer lending revenues, net ..................     $  24,018       $  30,747       $  45,785       $  58,536
                                                               =========       =========       =========       =========

Gross charge-offs of company funded consumer loans .......     $  11,005       $  16,476       $  22,190       $  32,554
Recoveries of company funded consumer loans ..............        (8,392)        (11,912)        (16,706)        (23,380)
                                                               ---------       ---------       ---------       ---------
Net charge-offs on company funded consumer loans .........     $   2,613       $   4,564       $   5,484       $   9,174
                                                               =========       =========       =========       =========

Gross charge-offs of company funded consumer loans
   as a percentage of total company funded consumer
   loan originations .....................................           9.0%            9.2%            9.3%            9.4%
Recoveries of company funded consumer loans as a
   percentage of total company funded consumer
   loan originations .....................................           6.9%            6.7%            7.1%            6.8%
Net charge-offs on company funded consumer loans
   as a percentage of total company funded consumer
   loan originations .....................................           2.1%            2.5%            2.2%            2.6%

(1) Our company operated stores and document transmitter locations in the United States originate company funded and bank funded short-term consumer loans.

(2) All consumer loans originated in Canada and the United Kingdom are company funded.

     Following are the number of company-operated U.S. stores at each period end that originate company funded and bank funded loans:

                                                                Six Months Ended
                                                                  December 31,
                                                                ----------------
                                                                  2003    2004
                                                                  ----    ----
U.S. stores originating company funded loans .................      43      38
U.S. stores originating bank funded loans ....................     275     277
                                                                   ---     ---
Total U.S. stores originating short-term consumer loans ......     318     315
                                                                   ===     ===

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Group, Inc. for the three and six month periods ended December 31, 2004 and 2003. References in this section to "we," "our," "ours," or "us" are to Dollar Financial Group, Inc. and its wholly owned subsidiaries, except as the context otherwise requires. References to "Corp." are to our parent company, Dollar Financial Corp. For a separate discussion and analysis of the financial condition and results of operations of Corp., see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Corp.'s' quarterly report on Form 10-Q (File No. 000-50866) for the period ended December 31, 2004.

Overview

We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted form the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, if we fund the loans directly, interest and fees on the loans.

We operate in a sector of the financial services industry that serves the basic need of lower-and middle-income working-class individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing and short-term loans, and consumers who use these services are often underserved by banks and other financial institutions.

Our expenses primarily relate to the operations of our store network, including salaries and benefits for our employees, occupancy expense for our leased real estate, depreciation of our assets and corporate and other expenses, including costs related to opening and closing stores.

In each foreign country in which we operate, local currency is used for both revenues and expenses. Therefore, we record the impact of foreign currency exchange rate fluctuations related to our foreign net income.

In our discussion of our financial condition and results of operations, we refer to stores, franchises and document transmitters that were open for the entire fiscal period and the comparable prior fiscal period as comparable stores, franchises and document transmitters.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

With respect to company-operated stores, revenues from our check cashing, money order sales, money transfer and bill payment services and other miscellaneous services reported in other revenues on our statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalty payments from our franchisees are recognized as earned.

For short term consumer loans that we make directly, which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in "Company Funded Consumer Loan Loss Reserves Policy."

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

Because our servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current collections patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks' outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $1.9 million at December 31, 2004 and $1.4 million at June 30, 2004.

If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues. The total amount of outstanding loans owed to the banks did not change significantly during the periods ended December 31, 2004 and December 31, 2003, and during these periods the loss rates on loans declined. We serviced $223 million loans for County Bank and First Bank during the first six months of fiscal 2005 and $204 million during the first six months of fiscal 2004. At December 31, 2004 and 2003 the amount of outstanding loans were $18.0 million and $16.2 million, respectively, for County Bank and First Bank.

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

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance.

Results of Operations

Revenue Analysis

                                            Three Months Ended December 31,                   Six Months Ended December 31,
                                     --------------------------------------------      --------------------------------------------

                                                                 (Percentage of                                   (Percentage of
                                       ($ in thousands)          total revenue)           ($ in thousands)         total revenue)
                                     ---------------------     ------------------      ---------------------     ------------------
                                       2003         2004        2003        2004         2003         2004        2003        2004
                                     --------     --------     ------      ------      --------     --------     ------      ------
Check cashing ...................    $ 29,419     $ 32,733       48.4%       45.2%     $ 57,541     $ 63,095       48.9%       45.5%
Consumer lending revenues, net ..      24,018       30,747       39.5        42.5        45,785       58,536       38.9        42.3
Money transfer fees .............       3,248        3,685        5.4         5.1         6,329        7,193        5.3         5.2

Other revenue ...................       4,077        5,221        6.7         7.2         8,097        9,719        6.9         7.0
                                     --------     --------     ------      ------      --------     --------     ------      ------
Total revenue ...................    $ 60,762     $ 72,386      100.0%      100.0%     $117,752     $138,543      100.0%      100.0%
                                     ========     ========     ======      ======      ========     ========     ======      ======

Comparison of the Three Months Ended December 31, 2004 to December 31, 2003

Total revenues were $72.4 million for the three months ended December 31, 2004 compared to $60.8 million for the three months ended December 31, 2003, an increase of $11.6 million or 19.1%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $10.8 million or 17.8%. New store openings and acquisitions accounted for an increase of $1.4 million, which was partially offset by a decrease of $523,000 in revenues from closed stores.

A stronger British pound and Canadian dollar positively impacted revenue by $2.9 million for the quarter. In addition to the currency benefit, revenues in the United Kingdom for the quarter increased by $2.6 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the quarter increased $4.7 million in addition to the currency benefit. The growth in our Canadian subsidiary is primarily due to pricing adjustments made to the short-term consumer loan product in late fiscal 2004 as well as higher loan amounts offered as a result of a criteria change made in fiscal 2005. Revenues from franchise fees and royalties accounted for $2.4 million, or 3.4% of total revenues for the three months ended December 31, 2004 compared to $1.9 million, or 3.2% of total revenues for the three months ended December 31, 2003.

Comparison of the Six Months Ended December 31, 2004 to December 31, 2003

Total revenues were $138.5 million for the six months ended December 31, 2004 compared to $117.8 million for the six months ended December 31, 2003, an increase of $20.7 million or 17.6%. Comparable store, franchised store and document transmitter sales for the entire period increased $19.5 million or 16.6%. New store openings accounted for an increase of $2.4 million while closed stores accounted for a decrease of $1.1 million.

Favorable foreign currency rates attributed to $5.4 million of the increase for the six months. In addition to the currency benefit, revenues in the United Kingdom for the six months ended December 31, 2004 increased by $4.6 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the six months ended December 31, 2004 increased $9.1 million in addition to the currency benefit. The growth in our Canadian subsidiary is primarily due to pricing adjustments made to the short-term consumer loan product in late fiscal 2004 as well as higher loan amounts offered as a result of a criteria change made in fiscal 2005. Revenues from franchise fees and royalties accounted for $4.5 million, or 3.2% of total revenues for the six months ended December 31, 2004 compared to $3.6 million, or 3.1% of total revenues for the six months ended December 31, 2003.

Store and Regional Expense Analysis

                                          Three Months Ended December 31,                Six Months Ended December 31,
                                     -----------------------------------------     -----------------------------------------

                                                              (Percentage of                                (Percentage of
                                      ($ in thousands)        total revenue)        ($ in thousands)        total revenue)
                                     ------------------    -------------------     ------------------    -------------------
                                       2003       2004       2003        2004        2003       2004       2003        2004
                                     -------    -------    -------     -------     -------    -------    -------     -------
Salaries and benefits ...........    $18,707    $21,217       30.8%       29.3%    $37,484    $41,054       31.8%       29.6%
Occupancy .......................      4,885      5,603        8.0         7.7       9,749     10,994        8.3         7.9
Depreciation ....................      1,490      1,810        2.5         2.5       2,938      3,553        2.5         2.6
Returned checks, net and
   cash shortages ...............      2,347      2,736        3.9         3.8       4,885      5,217        4.1         3.8
Telephone and telecommunications       1,431      1,434        2.4         2.0       2,993      2,868        2.5         2.1
Advertising .....................      1,924      2,272        3.2         3.1       3,542      5,095        3.0         3.7
Bank charges ....................        787        977        1.3         1.3       1,890      1,912        1.6         1.4
Armored carrier service .........        751        889        1.2         1.2       1,480      1,714        1.3         1.2
Other ...........................      7,428      6,887       12.2         9.5      12,843     13,793       10.9        10.0
                                     -------    -------    -------     -------     -------    -------    -------     -------
Total store and regional expenses    $39,750    $43,825       65.4%       60.5%    $77,804    $86,200       66.1%       62.2%
                                     =======    =======    =======     =======     =======    =======    =======     =======

Comparison of the Three Months Ended December 31, 2004 to December 31, 2003

Store and regional expenses were $43.8 million for the three months ended December 31, 2004 compared to $39.8 million for the three months ended December 31, 2003, an increase of $4.0 million or 10.3%. The impact of foreign currencies accounted for $1.6 million of the increase. New store openings accounted for an increase of $1.2 million while closed stores accounted for a decrease of $308,000. Comparable retail store and franchised store expenses for the entire period increased $3.5 million. For the three months ended December 31, 2004 total store and regional expenses decreased to 60.5% of total revenue compared to 65.4% of total revenue for the three months ended December 31, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $624,000 in Canada, $1.1 million in the United Kingdom and $826,000 in the U.S. The increase in Canada was primarily due to increases in salaries and in occupancy expenses all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase was also primarily related to increases in salaries and occupancy costs commensurate with the growth in that country. In the U.S., higher salaries and advertising expenses associated with the revenue growth accounted for the operating expense increase in this segment of the business.

Comparison of the Six Months Ended December 31, 2004 to December 31, 2003

Store and regional expenses were $86.2 million for the six months ended December 31, 2004 compared to $77.8 million for the six months ended December 31, 2003, an increase of $8.4 million or 10.8%. The impact of foreign currencies accounted for $2.9 million of the increase. New store openings accounted for an increase of $2.0 million while closed stores accounted for a decrease of $308,000. Comparable retail store and franchised store expenses for the entire period increased $9.0 million. For the six months ended December 31, 2004 total store and regional expenses decreased to 62.2% of total revenue compared to 66.1% of total revenue for the six months ended December 31, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $2.3 million in Canada, $2.0 million in the United Kingdom and $1.1 million in the U.S. The increase in Canada was primarily due to increases of $1.1 million in salaries, $474,000 in occupancy expenses, $411,000 in advertising costs and $293,000 in various other operating expenses, all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase is primarily related to increases of $624,000 in salaries, $353,000 in occupancy costs, $568,000 in advertising and $493,000 in other various operating expenses commensurate with the growth in that country. In the U.S., higher salaries and advertising expenses associated with the revenue growth accounted for the operating expense increase in this segment of the business.

Other Expense Analysis

                                                Three Months Ended December 31,                Six Months Ended December 31,
                                           -----------------------------------------     -----------------------------------------

                                                                    (Percentage of                                (Percentage of
                                            ($ in thousands)        total revenue)        ($ in thousands)        total revenue)
                                           ------------------    -------------------     ------------------    -------------------
                                             2003       2004       2003        2004        2003       2004       2003        2004
                                           -------    -------    -------     -------     -------    -------    -------     -------
Corporate expenses ....................    $  7,126   $ 11,104      11.7%       15.3%    $ 14,367   $ 20,648      12.2%       14.9%
Losses on store closings and sales ....          61       (142)      0.1        (0.2)         121        (56)      0.1          --
Other depreciation and amortization ...         914      1,159       1.5         1.6        1,872      2,102       1.6         1.5
Interest expense, net .................       6,427      6,492      10.6         9.0       11,674     12,976       9.9         9.4
Loss on extinguishment of debt ........       7,209         --      11.9          --        7,209         --       6.1          --
Income tax provision ..................         920      5,254       1.5         7.3        5,208      8,608       4.4         6.2

Comparison of the Three Months Ended December 31, 2004 to December 31, 2003

Corporate Expenses

Corporate expenses were $11.1 million for the three months ended December 31, 2004 compared to $7.1 million for the three months ended December 31, 2003. For the three months ended December 31, 2004, corporate expenses increased to 15.3% of total revenues compared to 11.7% of total revenues for the three months ended December 31, 2003. The increase is primarily attributable to salaries, benefits, and incentives attributable to growth of the Company's foreign operations as well as the addition of "bench" strength positions to support the continuing expansion of our store base and breadth of products and services. In addition, foreign currency costs associated with the revaluation of U.S. dollar denominated debt held by the Company's U.K. subsidiary resulted in a net benefit to the fiscal 2004 second quarter of $650,000. Also, the Company expensed $600,000 in the current quarter related to the termination of a deferred compensation plan.

Losses (Gain) on Store Closings and Sales

Losses (gain) on store closings and sales was a gain of $142,000 for the three months ended December 31, 2004 compared to a loss of $61,000 for the three months ended December 31, 2003. The sale of five Oregon stores accounted for a gain of $245,000 for the three months ended December 31, 2004.

Loss on Extinguishment of Debt

On November 13, 2003, we issued $220.0 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of our outstanding senior notes and our outstanding senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to Corp. to redeem an equal amount of its senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving Corp.'s senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($in millions):

      Call Premium:
         10.875% Senior Notes                                        $1.98
         10.875% Senior Subordinated Notes                            0.73
      Write-off of previously capitalized
             deferred issuance costs, net                             4.50
                                                                     -----

      Loss on extinguishment of debt                                 $7.21
                                                                     =====

Interest Expense

Interest expense was $6.5 million for the three months ended December 31, 2004 compared to $6.4 million for the three months ended December 31, 2003, an increase of $100,000 or 1.0%. The increased interest on the incremental long-term debt outstanding after the refinancing accounted for $1.5 million offset, in part, by a decline of approximately $200,000 due to the reduction in the long-term fixed borrowing rate subsequent to the refinancing. Offsetting the aforementioned net increase were declines of $253,000 in interest on our revolving credit facility, $300,000 in interest on our collateralized borrowing that was in place in fiscal 2004 and $990,000 of interest paid in the second quarter of fiscal 2004 on our old 10.875% senior notes for the 30 day period subsequent to our issuance on November 13, 2003 of $220 million principal amount of new 9.75% senior notes. We elected to effect covenant defeasance on the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. The decline in our revolving credit facility is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003.

Income Tax Provision

The provision for income taxes was $5.3 million for the three months ended December 31, 2004 compared to a provision of $920,000 for the three months ended December 31, 2003. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes and a valuation allowance on U.S. deferred tax assets. Our effective income tax rate was 52.8% for the three months ended December 31, 2004 and (126.9)% for the three months ended December 31, 2003. Due to the restructuring of our debt in fiscal 2004, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured all U.S. deferred tax assets recorded were reduced by a valuation allowance of $8.3 million at December 31, 2004 of which $2.6 million was provided for in the three months ended December 31, 2004. Following our refinancing in November, 2003, we no longer accrue U.S. tax on foreign earnings. The amount of such tax was $431,000 for the three months ended December 31, 2003.

Comparison of the Six Months Ended December 31, 2004 to December 31, 2003

Corporate Expenses

Corporate expenses were $20.6 million for the six months ended December 31, 2004 compared to $14.4 million for the six months ended December 31, 2003, an increase of $6.2 million or 43.7%. The increase is primarily attributable to salaries, benefits, and incentives attributable to growth of the Company's foreign operations as well as the addition of "bench" strength positions to support the continuing expansion of our store base and breadth of products and services. In addition, foreign currency costs associated with the revaluation of U.S. dollar denominated debt held by the Company's U.K. subsidiary resulted in a net benefit to the fiscal 2004 second quarter of $650,000. Also, the Company expensed $600,000 in the current quarter related to the termination of a deferred compensation plan.

Losses (Gain) on Store Closings and Sales

Losses (gain) on store closings and sales was a gain of $56,000 for the six months ended December 31, 2004 compared to a loss of $121,000 for the three months ended December 31, 2003. The sale of 5 Oregon stores accounted for a gain of $245,000 for the six months ended December 31, 2004.

Loss on Extinguishment of Debt

On November 13, 2003, we issued $220.0 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of our outstanding senior notes and our outstanding senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to Corp. to redeem an equal amount of its senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving Corp.'s senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($in millions):

      Call Premium:
         10.875% Senior Notes                                        $1.98
         10.875% Senior Subordinated Notes                            0.73
      Write-off of previously capitalized
             deferred issuance costs, net                             4.50
                                                                     -----

      Loss on extinguishment of debt                                 $7.21
                                                                     =====

Interest Expense

Interest expense was $13.0 million for the six months ended December 31, 2004 compared to $11.7 million for the six months ended December 31, 2003, an increase of $1.3 million or 11.2%. The increased interest on the incremental long-term debt outstanding after the refinancing accounted for $4.2 million offset, in part, by a decline of approximately $500,000 due to the reduction in the long-term fixed borrowing rate subsequent to the refinancing. Offsetting the aforementioned net increase were declines of $784,000 in interest on our revolving credit facility, $600,000 in interest on our collateralized borrowing that was in place in fiscal 2004 and $990,000 of interest paid in the second quarter of fiscal 2004 on our old 10.875% senior notes for the 30 day period subsequent to our issuance on November 13, 2003 of $220.0 million principal amount of new 9.75% senior notes. We elected to effect covenant defeasance on the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. The decline in our revolving credit facility is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003.

Income Tax Provision

The  provision  for  income  taxes was $8.6  million  for the six  months  ended
December 31, 2004 compared to a provision of $5.2 million for the six months ended December 31, 2003, respectively. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes and a valuation allowance. Our effective income tax rate was 51.6% for the six months ended December 31, 2004 and 110.7% for the six months ended December 31, 2003. Due to the restructuring of our debt in fiscal 2004, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured all U.S. deferred tax assets recorded were reduced by a valuation allowance of $8.3 million at December 31, 2004 of which $4.3 million was provided for in the six months ended December 31, 2004. Following our refinancing in November, 2003, we no longer accrue U.S. tax on foreign earnings. The amount of such tax was $1.9 million for the six months ended December 31, 2003.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2004, cash and cash equivalents increased $18.8 million. Net cash provided by operations was $10.2 million compared to cash provided of $6.1 million for the six months ended December 31, 2003. The increase in net cash provided by operations was primarily the result of improved operating results and the impact of the timing of settlements from fiscal 2003 to fiscal 2004 related to our loan servicing arrangements with County Bank and First Bank.

Liquidity and Capital Resources

On November 13, 2003, we issued $220.0 million principal amount of 9.75% senior notes due 2011 and entered into a new $55.0 million senior secured reducing revolving credit facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under our prior credit facility, redeem the entire $109.2 million principal amount of our 10.875% senior notes due 2006, redeem the entire $20.0 million principal amount of our 10.875% senior subordinated notes due 2006, distribute to Corp. $20.0 million to redeem an equal amount of its 13.0% senior discount notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions. On May 6, 2004, we consummated an additional offering of $20.0 million principal amount of 9.75% senior notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which we had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the indenture. The net proceeds from the May 2004 note offering were distributed to Corp. to redeem approximately $9.1 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.

Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated short-term consumer loans, finance acquisitions and new store expansion, and finance the expansion of our products and services.

Net cash provided by operating activities was $10.2 million for the six months ended December 31, 2004 compared to cash provided of $6.1 million for the six months ended December 31, 2003. The increase in net cash provided by operations was primarily the result of improved operating results and the impact of the timing of settlements from fiscal 2003 to fiscal 2004 related to our loan servicing arrangements with County Bank and First Bank.

Net cash used for investing activities for the six months ended December 31, 2004 was $6.2 million compared to a usage of $3.1 million for the six months ended December 31, 2003. For the six months ended December 31, 2004 we made capital expenditures of $5.6 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $13.0 million during our fiscal year ending June 30, 2005, for remodeling and relocation of certain existing stores and for opening 50 to 55 new stores.

Net cash provided by financing activities for the six months ended December 31, 2004 was $10.5 million compared to a usage of $6.8 million for the six months ended December 31, 2003. The cash provided in the six months ended December 31, 2004 was a result of an increase in the borrowings under our bank facilities. The use of cash in the six months ended December 31, 2003 was a result of a decrease in the borrowings under our bank facilities offset somewhat by net cash from the refinancing activities discussed above.

At December 31, 2004 we had $1.1 million cash in excess of our short-term borrowing needs.

Revolving Credit Facilities. We have two revolving credit facilities: a domestic revolving credit facility and a Canadian overdraft facility.

     Domestic Revolving Credit Facility. On November 13, 2003, we repaid in full all borrowings outstanding under our previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. Under the terms of the agreement governing the new facility, the commitment under the new facility was reduced by $750,000 on January 2, 2004 and will be reduced on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. Our borrowing capacity under the new facility is limited to the total commitment of $55.0 million less letters of credit totaling $13.3 million issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations. At December 31, 2004, our borrowing capacity was $38.8 million and there was $11.0 million outstanding under the facility.

     Canadian  Overdraft  Facility.  Our  Canadian  operating  subsidiary  has a
     Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million, of which there was no outstanding balance on December 31, 2004. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

Long-Term Debt. As of December 31, 2004, long term debt consisted of $241.1 million principal amount of our 9.75% senior notes due November 15, 2011 and $55,000 of other long-term debt.

Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2004, excluding periodic interest payments, include the following:

                                                         Payments Due by Period (in thousands)
                                            ----------------------------------------------------------------
                                              Total      Less than        1 - 3        4 - 5         After 5
                                                           1 Year         Years        Years          Years
                                            --------     ---------      --------      --------      --------
Long-term debt:
   9.75% Senior Notes due 2011(1) ....      $241,096      $     --      $     --      $     --      $241,096
Operating leases .....................        67,511        17,362        25,941        14,883         9,325
Other ................................            55            55            --            --            --
                                            --------      --------      --------      --------      --------

Total contractual cash obligations ...      $308,662      $ 17,417      $ 25,941      $ 14,883      $250,421
                                            ========      ========      ========      ========      ========

--------------------------------------------------------------------------------

(1)   $1,096 is the unamortized premium on the 9.75% Senior Notes due 2011.

We are a leveraged company and borrowings under the credit facilities will increase our debt service requirements. We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future, including payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We expect additional revenue growth to be generated by increased check cashing revenues, growth in the consumer lending business, the maturity of recently opened stores and the continued expansion of new stores. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to meet our debt service requirements or to make anticipated capital expenditures. We may need to refinance all or a portion of our indebtedness on or prior to maturity, under certain circumstances, and we cannot assure you that we will be able to effect such refinancing on commercially reasonable terms or at all.

Balance Sheet Variations

December 31, 2004 compared to June 30, 2004

Cash and cash equivalents increased to $88.1 million at December 31, 2004 from $69.3 million at June 30, 2004. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities.

Loans receivable increased to $39.3 million at December 31, 2004 from $32.9 million at June 30, 2004 due primarily to increases in installment loans of $4.4 million and pawn of $1.0 million.

Income taxes receivable decreased to $5.6 million at December 31, 2004 from $6.1 million at June 30, 2004 related primarily to the timing of receipts.

Goodwill and other intangibles increased $8.1 million from $149.1 million at June 30, 2004 to $157.2 million at December 31, 2004 due to foreign currency translation adjustments of $7.4 million and an acquisition of $700,000.

Foreign income taxes payable decreased from $6.0 million at June 30, 2004 to $5.3 million at December 31, 2004 due primarily to the timing of payments.

Accrued expenses increased to $20.8 million at December 31, 2004 from $16.9 million at June 30, 2004 due primarily to the timing of accrued payroll, increased accrued professional fees, accrued management fees and other operating expense accruals.

Revolving credit facilities and long-term debt increased $10.9 million from $241.3 million at June 30, 2004 to $252.2 million at December 31, 2004. The increase is primarily due to an $11.0 million draw down on the U.S. bank.

Total shareholder's equity increased $22.6 million to $60.6 million from $38.0 million due to our net income for the six months ended December 31, 2004 and foreign translation adjustments.

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

Sarbanes-Oxley Act of 2002: Section 404 Compliance

We are evaluating our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expense. While we anticipate being able to fully comply with the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any needed remediation actions or the impact of the same on our operations because there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect our financial results and the market price of our common shares.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised) "Share-Based Payment," which will be effective in the first quarter of fiscal year 2006. This statement will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 (Accounting for Stock Issued to Employees) and will require instead that compensation expense be recognized based on the fair value on the date of the grant. Additional footnote disclosures will be required.

Recent Tax Developments

We are currently assessing the implications of the recently passed American Jobs Creation Act of 2004 recently signed into law as we have significant foreign earnings.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report includes forward-looking statements regarding, among other things, our plans, earnings estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this prospectus are forward-looking statements. The words "believe," "expect," "anticipate," "should," "plan," "will," "may," "intend," "estimate," "potential," "continue" and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including the risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rates

     Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Although our revolving credit facilities carry variable rates of interest, our debt consists primarily of fixed-rate senior notes and senior subordinated notes. Because most of our average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Exchange Rates

     Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2004, we held put options with an aggregate notional value of $(CAN) 24.0 million and (pound)(GBP)
4.2 million to protect the currency exposure in Canada and the United Kingdom throughout the remainder of fiscal year 2005. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the three and six months ended December 31, 2004. As of December 31, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders' equity of $320,000 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value at December 31, 2004 was $48,000 and is included in other assets on the balance sheet.

     Canadian operations accounted for approximately 115.4% of consolidated pre-tax earnings for the six months ended December 31, 2004, and 252.4% of consolidated pre-tax earnings for the six months ended December 31, 2003. U.K. operations accounted for approximately 47.4% of consolidated pre-tax earnings for the six months ended December 31, 2004 and approximately 119.5% of consolidated pre-tax earnings for the six months ended December 31, 2003. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $28.7 million. These gains and losses are included in corporate expenses.

     We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $2.7 million for the six months ended December 31, 2004 and $1.8 million for the six months ended December 31, 2003. This impact represents nearly 16.3% of our consolidated pre-tax earnings for the six months ended December 31, 2004 and 37.2% of our consolidated pre-tax earnings for the six months ended December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

     As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer, president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including our chief executive officer, president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits

      Exhibit No.                   Description of Document

      3.1(i) Amended and Restated Articles of Incorporation of Dollar Financial Corp.*

      3.1(ii)     Amended and Restated Bylaws of Dollar Financial Corp.*

      10.1        Dollar Financial Corp. 2005 Stock Incentive Plan*

      31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

      31.2        Rule 13a-14(a)/15d-14(a) Certification of President

      31.3        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

      32.1        Section 1350 Certification of Chief Executive Officer

      32.2        Section 1350 Certification of President

      32.3        Section 1350 Certification of Chief Financial Officer

* Incorporated by reference to Dollar Financial Corp.'s Registration Statement on Form S-1 (File No. 333-113570), initially filed with the Securities and Exchange Commission on March 12, 2005, as subsequently amended.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOLLAR FINANCIAL GROUP, INC.


Date: February 11, 2005                 *By: /s/ RANDY UNDERWOOD
                                             -----------------------
                                             Name:  Randy Underwood
                                             Title: Executive Vice President and
                                                    Chief Financial Officer
                                                    (principal financial and
                                                    chief accounting officer)

* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.