Form 10-Q
period 2005-12-31
DOLLAR FINANCIAL GROUP INC
filed 2006-02-13
CIK 1028643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___ to ___
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
     Indicate by check Ö whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of January 31, 2006, 100 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

DOLLAR FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL GROUP, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	December 31,
	2005	2005
		(unaudited)
ASSETS
Cash and cash equivalents	$92,500	$99,902
Loans receivable
Loans receivable	41,353	56,539
Less: Allowance for loan losses	(2,707)	(4,096)

Loans receivable, net	38,646	52,443
Other consumer lending receivables, net	7,996	3,976
Other receivables	4,123	7,156
Income taxes receivable	1,053	2,085
Prepaid expenses	6,858	5,917
Deferred tax asset, net of valuation allowance of $12,035 and $16,049	71	90
Due from Parent	398	396
Property and equipment, net of accumulated depreciation of $62,555 and $67,319	35,611	36,103
Goodwill and other intangibles, net of accumulated amortization of $23,079 and $20,825	186,190	194,598
Debt issuance costs, net of accumulated amortization of $2,633 and $3,628	10,558	10,374
Other	3,970	3,014

	$387,974	$416,054

LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable	$19,256	$23,016
Foreign income taxes payable	4,648	4,912
Accrued expenses and other liabilities	26,904	22,576
Accrued interest payable	3,291	3,314
Deferred tax liability	2,352	3,194
Revolving credit facilities	—	20,500
9.75% Senior Notes due 2011	271,764	271,626
Other long-term debt	—	733
Shareholder’s equity:
Common stock, $1.00 par value: 20,000 shares authorized; 100 shares issued and outstanding at June 30, 2005 and December 31, 2005	—	—
Additional paid-in capital	21,617	21,617
Retained earnings	17,636	22,953
Accumulated other comprehensive income	20,506	21,613

Total shareholder’s equity	59,759	66,183

	$387,974	$416,054

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL GROUP, INC.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2005	2004	2005
Revenues:
Check Cashing	$32,733	$35,224	$63,095	$69,571
Consumer lending:
Fees from consumer lending	39,538	41,094	76,745	77,332
Provision for loan losses and adjustment to servicing income	(8,772)	(7,748)	(18,209)	(16,521)

Consumer lending, net	30,766	33,346	58,536	60,811
Money transfer fees	3,685	4,262	7,193	8,220
Franchise fees and royalties	1,375	2,487	2,214	5,403
Other	3,847	5,348	7,501	11,127

Total revenues	72,406	80,667	138,539	155,132

Store and regional expenses
Salaries and benefits	22,456	26,004	43,343	51,195
Occupancy	5,612	6,752	11,006	13,470
Depreciation	1,821	1,835	3,575	3,667
Returned checks, net and cash shortages	2,738	3,128	5,222	6,387
Telephone and communications	1,477	1,445	2,950	2,866
Advertising	2,289	2,633	5,121	4,822
Bank charges	977	1,135	1,913	2,244
Armored carrier expenses	890	1,036	1,714	2,022
Other	7,179	8,690	14,271	15,999

Total store and regional expenses	45,439	52,658	89,115	102,672

Store and regional margin	26,967	28,009	49,424	52,460

Corporate and other expenses:
Corporate expenses	9,519	10,410	17,750	19,582
Other depreciation and amortization	1,150	886	2,081	1,811
Interest expense, net of interest income	6,492	7,438	12,976	14,679
Other	(142)	142	(56)	418

Income before income taxes	9,948	9,133	16,673	15,970
Income tax provision	5,254	6,115	8,608	10,653

Net income	$4,694	$3,018	$8,065	$5,317

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL GROUP, INC.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2004	2005

Cash flows from operating activities:
Net income	$8,065	$5,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,271	6,347
(Gains) losses on store closings and sales	(56)	524
Foreign currency loss on revaluation of subordinated borrowings	—	8
Foreign currency loss on revaluation of subordinated borrowings	181	—
Deferred tax (benefit) provision	(164)	799
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(5,691)	(12,670)
Decrease (increase) in income taxes receivable	536	(1,032)
(Increase) decrease in prepaid expenses and other	(455)	1,642
Increase (decrease) in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	1,482	(765)

Net cash provided by operating activities	10,169	170

Cash flows from investing activities:
Acquisitions, net of cash acquired	(658)	(6,141)
Additions to property and equipment	(5,589)	(7,702)

Net cash used in investing activities	(6,247)	(13,843)

Cash flows from financing activities:
Other debt (payments) borrowings	(51)	733
Net increase in revolving credit facilities,	11,000	20,500
Payment of debt issuance costs	(100)	(1,218)
Net (increase) decrease in due from parent	(344)	2

Net cash provided by financing activities	10,505	20,017
Effect of exchange rate changes on cash and cash equivalents	4,419	1,058

Net increase in cash and cash equivalents	18,846	7,402
Cash and cash equivalents at beginning of period	69,266	92,500

Cash and cash equivalents at end of period	$88,112	$99,902

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
The Company is a New York corporation formed in 1979. The Company operates a store network of 1,329 locations (of which 747 are company-owned) operating as Money Mart® , The Money Shop, Loan Mart®, Insta-Cheques® and We The People® in 36 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,164 locations (including 725 company-owned) in 18 states offering financial services including check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s newly acquired business, We The People, which offers retail based legal documentation preparation services through a network of 22 company-owned and 143 franchised locations in 31 states.
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
Revenue Recognition
During fiscal 2006, the Company began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank of Delaware (“First Bank”). First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on the Company’s balance sheet. The Company earns a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized ratably using the effective interest rate method. This fee is reduced by losses incurred by the bank on such loans. The Company maintains a reserve for future servicing fee adjustments based on the bank’s outstanding loan balance. This liability was $518,000 at December 31, 2005 and is included in accrued expenses and other liabilities.

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
If a First Bank borrower defaults, the Company’s servicing fee is reduced. The Company anticipates that it will collect a portion of the defaulted loans, increasing its earned servicing fee; accordingly, a servicing fee receivable is maintained, along with a corresponding allowance. To estimate the appropriate allowance, the Company considers the amount of outstanding bank loans, historical loans charged off, current and expected collection patterns and current economic trends. The allowance for servicing fees due from the bank was $487,000 at December 31, 2005 and is included in other consumer loans receivable, net.
2. DEBT
On July 8, 2005, the Company entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”) which increased the Company’s senior secured revolving credit facility to $80 million from the previous amount of $55.0 million. The Credit Agreement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the Credit Agreement extended the term of the facility for one additional year to November 12, 2009. At the Company’s request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the Credit Agreement, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event Corp. engages in certain issuances of debt or equity securities or asset disposals. The Company’s borrowing capacity under the facility is limited to the lesser of the total commitment of $80.0 million or 85% of certain liquid assets. At December 31, 2005, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantees the performance of certain of the Company’s contractual obligations. There was $20.5 million outstanding under the facility at December 31, 2005.
Borrowings under the Credit Agreement bear interest based, at the Company’s option, on: (a) the base rate (as defined therein) plus 2.25% at December 31, 2005; (b) the applicable Eurodollar rate (as defined therein) plus 3.50% at December 31, 2005; or (c) LIBO (as defined therein) plus 3.50% at December 31, 2005. All obligations due under the Credit Agreement will mature on November 12, 2009. Interest expense under the credit facility for the three and six months ended December 31, 2005 was $448,000 and $715,000, respectively.
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
Separate financial statements of each Guarantor that is a subsidiary of the Company have not been presented because they are not required to be presented herein and management has determined that their presentation would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at December 31, 2005 and June 30, 2005, and the condensed consolidating statements of operations and cash flows for the six-month periods ended December 31, 2005 and 2004 of the Company, the combined Guarantor subsidiaries, the combined Non-Guarantor subsidiaries and the consolidated Company.

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEETS
December 31, 2005
(In thousands)

	Dollar		Subsidiary
	Financial	Subsidiary	Non-
	Group, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,018	$33,539	$61,345	$—	$99,902
Loans receivable
Loans receivable	—	11,011	45,528	—	56,539
Less: Allowance for loan losses	—	(919)	(3,177)	—	(4,096)

Loans receivable, net	—	10,092	42,351	—	52,443
Other consumer lending receivables, net	3,976	—	—	—	3,976
Other receivables	402	1,896	5,222	(364)	7,156
Income taxes receivable	7,483	—	—	(5,398)	2,085
Prepaid expenses	1,754	444	3,719	—	5,917
Deferred tax asset	—	—	90	—	90
Due from affiliates	8,128	34,981	—	(43,109)	—
Due from parent	2,396	—	—	(2,000)	396
Property and equipment, net	2,706	9,320	24,077	—	36,103
Goodwill and other intangibles, net	—	95,788	98,810	—	194,598
Debt issuance costs, net	10,374	—	—	—	10,374
Investment in subsidiaries	326,064	—	—	(326,064)	—
Other	25	713	2,276	—	3,014

	$368,326	$186,773	$237,890	$(376,935)	$416,054

LIABILITIES AND SHAREHOLDER’S EQUITY

Accounts payable	$2,205	$8,804	$12,007	$—	$23,016
Income taxes payable	—	5,398	—	(5,398)	—
Foreign income taxes payable	—	—	4,912	—	4,912
Accrued expenses and other liabilities	3,484	9,166	9,926	—	22,576
Accrued interest payable	3,300	14	364	(364)	3,314
Deferred tax liability	1,028	1,518	648	—	3,194
Due to affiliates	—	—	45,109	(45,109)	—
Revolving credit facilities	20,500	—	—	—	20,500
9.75% Senior Notes due 2011	271,626	—	—	—	271,626
Other long-term debt	—	733	—	—	733

	302,143	25,633	72,966	(50,871)	349,871

Shareholder’s equity
Additional paid-in-capital	21,617	73,508	20,599	(94,107)	21,617
Retained earnings	22,953	85,626	125,416	(211,042)	22,953
Accumulated other comprehensive income	21,613	2,006	18,909	(20,915)	21,613

Total shareholder’s equity	66,183	161,140	164,924	(326,064)	66,183

	$368,326	$186,773	$237,890	$(376,935)	$416,054

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEETS
June 30, 2005
(In thousands)

	Dollar		Subsidiary
	Financial	Subsidiary	Non-
	Group, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$1,771	$28,278	$62,451	$—	$92,500
Loans receivable
Loans receivable	—	6,243	35,110	—	41,353
Less: Allowance for loan losses	—	(470)	(2,237)	—	(2,707)

Loans receivable, net	—	5,773	32,873	—	38,646
Other consumer lending receivables, net	7,996	—	—	—	7,996
Other receivables	92	1,278	2,969	(216)	4,123
Income taxes receivable	1,797	—	—	(744)	1,053
Prepaid expenses	2,258	690	3,910	—	6,858
Deferred tax asset	—	—	71	—	71
Due from affiliates	5,622	48,271	—	(53,893)	—
Due from parent	2,398	—	—	(2,000)	398
Property and equipment, net	3,625	8,831	23,155	—	35,611
Goodwill and other intangibles, net	—	87,535	98,655	—	186,190
Debt issuance costs, net	10,558	—	—	—	10,558
Investment in subsidiaries	308,052	9,801	9,660	(327,513)	—
Other	26	501	3,443	—	3,970

	$344,195	$190,958	$237,187	$(384,366)	$387,974

LIABILITIES AND SHAREHOLDER’S EQUITY

Accounts payable	$2,199	$5,099	$11,958	$—	$19,256
Income taxes payable	—	744	—	(744)	—
Foreign income taxes payable	—	—	4,648	—	4,648
Accrued expenses and other liabilities	6,154	8,679	12,071	—	26,904
Accrued interest payable	3,291	—	216	(216)	3,291
Deferred tax liability	1,028	729	595	—	2,352
Due to affiliates	—	—	55,893	(55,893)	—
9.75% Senior Notes due 2011	271,764	—	—	—	271,764

	284,436	15,251	85,381	(56,853)	328,215

Shareholder’s equity:
Additional paid-in-capital	21,617	83,309	30,259	(113,568)	21,617
Retained earnings	17,636	88,104	106,410	(194,514)	17,636
Accumulated other comprehensive income	20,506	4,294	15,137	(19,431)	20,506

Total shareholder’s equity	59,759	175,707	151,806	(327,513)	59,759

	$344,195	$190,958	$237,187	$(384,366)	$387,974

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2005
(In thousands)

	Dollar		Subsidiary
	Financial	Subsidiary	Non-
	Group, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$23,015	$46,556	$—	$69,571
Consumer lending, net:
Fees from consumer lending	—	29,760	47,572	—	77,332
Provision for loan losses and adjustment to servicing income	—	(7,882)	(8,639)	—	(16,521)

Consumer lending, net	—	21,878	38,933	—	60,811
Money transfer fees	—	2,044	6,176	—	8,220
Franchise fees and royalties	—	2,927	2,476	—	5,403
Other	—	3,935	7,192	—	11,127

Total revenues	—	53,799	101,333	—	155,132

Store and regional expenses:
Salaries and benefits	—	25,522	25,673	—	51,195
Occupancy	—	6,960	6,510	—	13,470
Depreciation	—	1,707	1,960	—	3,667
Returned checks, net and cash shortages	—	2,805	3,582	—	6,387
Telephone and telecommunication	—	1,716	1,150	—	2,866
Advertising	—	1,819	3,003	—	4,822
Bank charges	—	980	1,264	—	2,244
Armored carrier services	—	804	1,218	—	2,022
Other	—	7,768	8,231	—	15,999

Total store and regional expenses	—	50,081	52,591	—	102,672

Store and regional margin	—	3,718	48,742	—	52,460

Corporate and other expenses:
Corporate expenses	10,190	8	9,384	—	19,582
Management fees	(7,515)	—	7,515	—	—
Other depreciation and amortization	837	63	911	—	1,811
Interest expense, net	13,280	507	892	—	14,679
Losses on store closings and sales	102	314	2	—	418

(Loss) income before income taxes	(16,894)	2,826	30,038	—	15,970
Income tax (benefit) provision	(5,680)	5,303	11,030	—	10,653

(Loss) income before equity in net income of subsidiaries	(11,214)	(2,477)	19,008	—	5,317
Equity in net income of subsidiaries
Domestic subsidiary guarantors	(2,477)	—	—	2,477	—
Foreign subsidiary non-guarantors	19,008	—	—	(19,008)	—

Net income (loss)	$5,317	$(2,477)	$19,008	$(16,531)	$5,317

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2004
(In thousands)

	Dollar		Subsidiary
	Financial	Subsidiary	Non-
	Group, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$21,765	$41,330	$—	$63,095
Consumer lending, net:
Fees from consumer lending	—	40,367	36,378	—	76,745
Provision for loan losses and adjustment to servicing income	—	(11,283)	(6,926)	—	(18,209)

Consumer lending, net	—	29,084	29,452	—	58,536
Money transfer fees	—	2,076	5,117	—	7,193
Franchise fees and royalties	—	116	2,098	—	2,214
Other	—	1,419	6,082	—	7,501

Total revenues	—	54,460	84,079	—	138,539

Store and regional expenses:
Salaries and benefits	—	21,902	21,441	—	43,343
Occupancy	—	5,627	5,379	—	11,006
Depreciation	—	1,936	1,639	—	3,575
Returned checks, net and cash shortages	—	2,352	2,870	—	5,222
Telephone and telecommunication	—	1,867	1,083	—	2,950
Advertising	—	2,320	2,801	—	5,121
Bank charges	—	981	932	—	1,913
Armored carrier services	—	715	999	—	1,714
Other	—	6,666	7,605	—	14,271

Total store and regional expenses	—	44,366	44,749	—	89,115

Store and regional margin	—	10,094	39,330	—	49,424

Corporate and other expenses:
Corporate expenses	8,750	181	8,819	—	17,750
Management fees	(6,077)	5,825	252	—	—
Other depreciation and amortization	1,141	18	922	—	2,081
Interest expense (income), net	11,393	(493)	2,076	—	12,976
(Gain) loss on store closings and sales	(175)	—	119	—	(56)

(Loss) income before income taxes	(15,032)	4,563	27,142	—	16,673
Income tax (benefit) provision	(5,476)	4,647	9,437	—	8,608

(Loss) income before equity in net income of subsidiaries	(9,556)	(84)	17,705	—	8,065
Equity in net income of subsidiaries
Domestic subsidiary guarantors	(84)	—	—	84	—
Foreign subsidiary non-guarantors	17,705	—	—	(17,705)	—

Net income (loss)	$8,065	$(84)	$17,705	$(17,621)	$8,065

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2005
(In thousands)

	Dollar		Subsidiary
	Financial	Subsidiary	Non-
	Group, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,317	$(2,477)	$19,008	$(16,531)	$5,317
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Undistributed income of subsidiaries	(16,531)	—	—	16,531	—
Depreciation and amortization	1,702	1,773	2,872	—	6,347
Loss on store closings and sales	—	521	3	—	524
Foreign currency loss on revaluation of subordinated borrowings	—	8	—	—	8
Deferred tax provision	—	789	10	—	799
Change in assets and liabilities (net of effect of acquisitions):
Decrease (increase) in loans and other receivables	3,710	(4,867)	(11,877)	364	(12,670)
Increase in income taxes receivable	(5,686)	—	—	4,654	(1,032)
Decrease in prepaid expenses and other	505	34	1,103	—	1,642
(Decrease) increase in accounts payable, income taxes payable, accrued expense and other liabilities and accrued interest payable	(1,751)	6,559	(555)	(5,018)	(765)

Net cash (used in) provided by operating activities	(12,734)	2,340	10,564	—	170

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(5,836)	(305)	—	(6,141)
Additions to property and equipment	(420)	(2,970)	(4,312)	—	(7,702)
Net decrease in due from affiliates	—	10,994	—	(10,994)	—

Net cash (used in) provided by investing activities	(420)	2,188	(4,617)	(10,994)	(13,843)

Cash flows from financing activities:
Other debt borrowings	—	733	—	—	733
Net increase in revolving credit facilities	20,500	—	—	—	20,500
Payment of debt issuance costs	(1,218)	—	—	—	(1,218)
Net decrease in due from parent	2	—	—	—	2
Net decrease in due to affiliates	(2,883)	—	(8,111)	10,994	—

Net cash provided by (used in) financing activities	16,401	733	(8,111)	10,994	20,017

Effect of exchange rate changes on cash and cash equivalents	—	—	1,058	—	1,058

Net increase (decrease) in cash and cash equivalents	3,247	5,261	(1,106)	—	7,402
Cash and cash equivalents at beginning of period	1,771	28,278	62,451	—	92,500

Cash and cash equivalents at end of period	$5,018	$33,539	$61,345	$—	$99,902

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2004
(In thousands)

	Dollar		Subsidiary
	Financial	Subsidiary	Non-
	Group, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$8,065	$(84)	$17,705	$(17,621)	$8,065
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Undistributed income of subsidiaries	(17,621)	—	—	17,621	—
Depreciation and amortization	1,914	1,930	2,427	—	6,271
(Gain) loss on store closings and sales	—	(175)	119	—	(56)
Foreign currency loss on revaluation of subordinated borrowings	—	181	—	—	181
Deferred tax provision	—	—	(164)	—	(164)
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in loans and other receivables	(1,056)	326	(5,212)	251	(5,691)
(Increase) decrease in income taxes receivable	(2,523)	—	1,512	1,547	536
(Increase) decrease in prepaid expenses and other	(550)	2	93	—	(455)
Increase (decrease) in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	228	4,071	(1,019)	(1,798)	1,482

Net cash (used in) provided by operating activities	(11,543)	6,251	15,461	—	10,169

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(658)	—	(658)
Additions to property and equipment	(313)	(1,251)	(4,025)	—	(5,589)
Net decrease in due from affiliates	—	3,180	—	(3,180)	—

Net cash (used in) provided by investing activities	(313)	1,929	(4,683)	(3,180)	(6,247)

Cash flows from financing activities:
Other debt payments	(44)	—	(7)	—	(51)
Net increase in revolving credit facilities	11,000	—	—	—	11,000
Payment of debt issuance costs	(100)	—	—	—	(100)
Net increase in due from parent	(344)	—	—	—	(344)
Net increase (decrease) in due to affiliates	2,620	—	(5,800)	3,180	—

Net cash provided by (used in) financing activities	13,132	—	(5,807)	3,180	10,505

Effect of exchange rate changes on cash and cash equivalents	—	—	4,419	—	4,419

Net increase in cash and cash equivalents	1,276	8,180	9,390	—	18,846
Cash and cash equivalents at beginning of period	4,942	22,182	42,142	—	69,266

Cash and cash equivalents at end of period	$6,218	$30,362	$51,532	$—	$88,112

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. GOODWILL AND OTHER INTANGIBLES
In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. A portion of the consideration for the We The People acquisitions was allocated to franchise agreements and territory rights. Territory rights are deemed to have an indefinite useful life and are expected to be available for sale when certain indemnification claims have been resolved as discussed in Note 9. Franchise agreements are deemed to have a definite life and are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. These identifiable intangible assets have been included as other intangibles on the Consolidated Balance Sheets. Amortization for franchise agreements for the six months ended December 31, 2005 was $63,000. The amortization expense for the franchise agreements will be as follows:

Fiscal Year Ending	Amount
June 30,	(in thousands)
2006	$102.9
2007	79.9
2008	79.9
2009	79.9
2010	79.9
Thereafter	265.9

$688.4

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2005 and the six months ended December 31, 2005 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2004	$56,514	$38,821	$53,783	$149,118
Amortization of other intangibles	(56)	—	—	(56)
Acquisitions	31,077	—	3,223	34,300
Foreign currency translation adjustments	—	3,638	(810)	2,828

Balance at June 30, 2005	87,535	42,459	56,196	186,190

Amortization of other intangibles	(51)	—	—	(51)
Acquisitions	8,304	280	25	8,609
Foreign currency translation adjustments	—	2,178	(2,328)	(150)

Balance at December 31, 2005	$95,788	$44,917	$53,893	$194,598

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. GOODWILL AND OTHER INTANGIBLES (continued)
The following table reflects the components of intangible assets (in thousands):

	June 30, 2005		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortized intangible assets:
Cost in excess of net assets acquired	$205,572	$20,532	$214,466	$20,737
Territory rights	—	—	181	—

	$205,572	$20,532	$214,647	$20,737

Amortized intangible assets:
Covenants not to compete	$2,510	2,510	$—	$—
Franchise agreements	1,187	37	776	88

	$3,697	$2,547	$776	$88

5. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2005	2005	2006
Net income	$4,694	$3,018	$8,065	$5,317
Foreign currency translation adjustment	10,086	(3,279)	14,844	1,155
Fair value adjustments for cash flow hedges	(30)	(252)	(320)	(48)

Total comprehensive income (loss)	$14,750	$(513)	$22,589	$6,424

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. GEOGRAPHIC SEGMENT INFORMATION
All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services) (in thousands):

As of and for the three months	United		United
ended December 31, 2004	States	Canada	Kingdom	Total

Identifiable assets	$139,909	$108,784	$109,914	$358,607
Goodwill and other intangibles, net	56,498	43,234	57,435	157,167
Sales to unaffiliated customers:
Check cashing	11,044	11,746	9,943	32,733
Consumer lending:
Fees from consumer lending	20,677	12,538	6,323	39,538
Provision for loan losses and adjustments to servicing revenue	(5,553)	(1,951)	(1,268)	(8,772)

Consumer lending, net	15,124	10,587	5,055	30,766
Money transfer fees	1,018	1,736	931	3,685
Franchise fees and royalties	116	1,259	—	1,375
Other	791	2,274	782	3,847

Total sales to unaffiliated customers	28,093	27,602	16,711	72,406

Interest expense, net	5,478	268	746	6,492
Depreciation and amortization	1,568	800	603	2,971
(Loss) income before income taxes	(5,543)	10,776	4,715	9,948
Income tax provision	53	3,848	1,353	5,254

For the six months	United		United
ended December 31, 2004	States	Canada	Kingdom	Total

Sales to unaffiliated customers:
Check cashing	$21,765	$22,145	$19,185	$63,095
Consumer lending:
Fees from consumer lending	40,367	24,019	12,359	76,745
Provision for loan losses and adjustments to servicing revenue	(11,283)	(3,869)	(3,057)	(18,209)

Consumer lending, net	29,084	20,150	9,302	58,536
Money transfer fees	2,076	3,356	1,761	7,193
Franchise fees and royalties	116	2,098	—	2,214
Other	1,419	4,552	1,530	7,501

Total sales to unaffiliated customers	54,460	52,301	31,778	138,539

Interest expense, net	10,900	592	1,484	12,976
Depreciation and amortization	3,095	1,490	1,071	5,656
(Loss) income before income taxes	(10,469)	19,237	7,905	16,673
Income tax provision	(829)	7,089	2,348	8,608

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. GEOGRAPHIC SEGMENT INFORMATION (continued)

As of and for the three months	United		United
ended December 31, 2005	States	Canada	Kingdom	Total

Identifiable assets	$178,164	$124,556	$113,334	$416,054
Goodwill and other intangible assets, net	95,788	44,917	53,893	194,598
Sales to unaffiliated customers:
Check cashing	11,662	12,891	10,671	35,224
Consumer lending:
Fees from consumer lending	15,968	17,419	7,707	41,094
Provision for loan losses and adjustments to servicing revenue	(3,398)	(2,736)	(1,614)	(7,748)

Consumer lending, net	12,570	14,683	6,093	33,346
Money transfer fees	1,019	2,119	1,124	4,262
Franchise fees and royalties	1,306	1,181	—	2,487
Other	1,702	2,688	958	5,348

Total sales to unaffiliated customers	28,259	33,562	18,846	80,667

Interest expense, net	7,120	(386)	704	7,438
Depreciation and amortization	1,221	894	606	2,721
(Loss) income before income taxes	(3,388)	11,505	1,016	9,133
Income tax provision	1,471	4,385	259	6,115

For the six months	United		United
ended December 31, 2005	States	Canada	Kingdom	Total

Sales to unaffiliated customers:
Check cashing	$23,015	$25,091	$21,465	$69,571
Consumer lending:
Fees from consumer lending	29,760	32,476	15,096	77,332
Provision for loan losses and adjustments to servicing revenue	(7,882)	(5,462)	(3,177)	(16,521)

Consumer lending, net	21,878	27,014	11,919	60,811
Money transfer fees	2,044	4,033	2,143	8,220
Franchise fees and royalties	2,927	2,476	—	5,403
Other	3,935	5,306	1,886	11,127

Total sales to unaffiliated customers	53,799	63,920	37,413	155,132

Interest expense (income), net	13,787	(531)	1,423	14,679
Depreciation and amortization	2,606	1,648	1,224	5,478
(Loss) income before income taxes	(14,068)	24,255	5,783	15,970
Income tax provision	(378)	9,383	1,648	10,653
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2005, the Company held put options with an

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)
aggregate notional value of $(CAN) 33.0 million and £(GBP) 6.6 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2006. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholder’s equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2005, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the three or six months ended December 31, 2005. As of December 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholder’s equity of $48,000 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at December 31, 2005 was $326,000 and is included in other assets on the balance sheet.
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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against the Company and its Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia) who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. The Company’s Canadian subsidiary’s motions to stay the action on grounds of arbitrability and lack of jurisdiction were denied and are presently on appeal.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against the Company’s Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action.
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from the Company’s Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. On December 9, 2005, the Company’s Canadian subsidiary settled this action, subject to court approval. The Company believes the settlement will not have a material impact on its financial condition or results of operations. The Company believes that it has adequately reserved for the costs of the ultimate settlement and of legal and administrative costs associated with the settlement. The amount of the provision is subject to revision, and it is possible that the final cost of the settlement could differ materially from the amount currently provided.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company’s Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification, which order is currently under appeal.

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. CONTINGENT LIABILITIES (continued)
Canadian Legal Proceedings (continued)
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. The solicitor has indicated to the court that this second action will not proceed pending the appeal described above.
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
Except with respect to the Alberta action, at this time it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
California Legal Proceedings
The Company is the defendant in four lawsuits commenced by the same law firm. Each is pled as a class action, and each alleges violations of California’s wage-and-hour laws. The named plaintiffs are the Company’s former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). All of these cases, except Woods, are pending in the California state Superior Courts. The Company compelled arbitration of Woods’ claims, where the arbitrator has certified a class of current and former store managers and set trial for March 2006. The court in the Williams case granted class certification in February 2005. The court in the Chin case denied class certification in April 2005; that determination is presently on appeal. The court in the Castillo case denied class certification in November 2005. In January 2003, without admitting liability, the Company sought to settle the Woods case, which it believes to be the most significant of these suits, by offering each class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by class members who, in the aggregate worked 92% of all weeks worked by the class during the relevant period. The Company recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods’ counsel is presently disputing through arbitration the validity of the settlements accepted by the individual class members.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
We The People Legal Proceedings
The Company’s business model for its legal document preparation services business is being challenged in the courts, as described below, which could result in the Company’s discontinuation of these services in any one or more jurisdictions.
The company from which the Company bought the assets of its We The People business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and/or certain of the Company’s franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois and Georgia state courts, allege violations of the unauthorized practice of law statute and various consumer protection statutes of those states. There are presently eight stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent the Company and its franchisees from preparing legal documents in accordance with the Company’s present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against the Company’s local franchisee in May 2005. The North Carolina case has been pending since the summer of 2003.

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings (continued)
On February 9, 2006, We The People and the TN Department of Consumer Affairs ("the Department") reached a mutual agreement to end a lawsuit filed by the Department against We The People and its two Tennessee franchisees that had alleged violations of the Tennessee unauthorized practice of law statutes and the Tennessee Consumer Protection Act. The agreement, which was confirmed by the court, allows We The People to continue its operations in Tennessee however, We The People agreed to make some adjustments to its services and advertisements. Additionally, as part of the resolution of the dispute, We The People will make a payment to the State that will be available to be distributed as refunds to eligible consumers. WTP had denied any liability or any wrongdoing, and no wrongdoing was found by either the court or the Department.
The state bar association in Mississippi has commenced an investigation regarding the Company and its local franchisee’s legal document preparation activities within that state. The franchisee operates one store in Mississippi. Although the Company believes that it has adequately addressed the issues initially raised in the investigation and demonstrated that the Company’s activities and those of its local franchisee do not constitute the unauthorized practice of law, the Company believes it is likely that a lawsuit containing allegations similar to those asserted in the North Carolina, Illinois, Tennessee and Georgia proceedings will be filed against the Company and/or its local franchisees.
The Former WTP and/or certain of the Company’s franchisees are defendants in adversary proceedings commenced by various United States Bankruptcy trustees in bankruptcy courts in the Eastern District of New York, the District of Maryland, the Northern District of Illinois, the Middle District of Tennessee, the Eastern District of Tennessee, the Eastern District of Oklahoma, the Middle District of North Carolina, the District of Idaho, the District of Oregon, the Eastern District of Michigan, the Central District of Texas and the District of Delaware. The actions in New York, Connecticut, Maryland, Delaware and Oklahoma have recently been settled by Consent Order and Stipulation. The Company also believes that the actions in Illinois and Idaho will be settled in the near future. In each of these adversary proceedings, the United States Bankruptcy trustee alleges that the defendants violated certain requirements of Section 110 of the United States Bankruptcy Code, which governs the preparation of bankruptcy petitions by non-attorneys, and engaged in fraudulent, unfair and deceptive conduct which constitutes the unauthorized practice of law.
In March 2003, the Former WTP, on behalf of its local franchisee, filed an appeal from a decision of the United States District Court for the District of Idaho which had reduced the fee that the Former WTP franchisee could charge for its bankruptcy petition preparation services and ruled that the Former WTP’s business model for the preparation of bankruptcy petitions was deceptive or unfair, resulted in the charging of excessive fees and constituted the unauthorized practice of law. On June 17, 2005, the United States Court of Appeals for the Ninth Circuit affirmed this decision, without reaching the issues related to unauthorized practice of law. On May 10, 2005, the Company, the Former WTP and certain of the Company’s local franchisees temporarily settled two of the bankruptcy adversary proceedings pending in the District of Connecticut and in the Southern District of New York by entering into stipulated preliminary injunctions regarding preparation of bankruptcy petitions within these judicial districts pending the final resolution of these proceedings. Each of the adversary proceedings temporarily settled is being referred to mediation, together with certain other matters currently pending in the Southern District of New York and in the Eastern District of New York against the Former WTP and certain of the Company’s franchisees, in an effort to develop a protocol for the Company and its franchisees located within all Federal judicial districts in New York, Vermont and Connecticut to comply with Section 110 of the Bankruptcy Code.
In December 2004, the Former WTP entered into a stipulated judgment based on an alleged violation of the Federal Trade Commission’s Franchise Rule. Under the terms of the judgment, the Former WTP paid a $286,000 fine and is permanently enjoined from violating the Federal Trade Commission Act and the Franchise Rule and is required to comply with certain compliance training, monitoring and reporting and recordkeeping obligations. The Company has requested the Federal Trade Commission to confirm that it agrees with the Company’s interpretation that these obligations are applicable only to the Company’s legal document preparation services business.
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

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. CONTINGENT LIABILITIES (continued)
In addition to the matters described above, the Company continues to respond to inquiries it receives from state bar associations and state regulatory authorities from time to time as a routine part of its business regarding its legal document preparation services business and its franchisees.
While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate cost to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
9. ACQUISITIONS
The following acquisitions have been accounted for under the purchase method of accounting.
On March 7, 2005, the Company entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (“WTP”) relating to WTP’s retail-based legal document preparation services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash paid at closing, $2.0 million in unregistered shares of Corp.’s common stock and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of WTP. In May 2005, $250,000 of the escrow amount was distributed to the seller and 25% of the remaining escrow amount is scheduled to be distributed on each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, assuming no indemnification claims at such times. In addition, the Company assumed $750,000 in liabilities and assumed approximately $7.6 million in refundable deposits related to certain franchise agreements. The Company allocated a portion of the purchase price to purchased franchise agreements for $1.2 million and other assets for $1.1 million, with the remainder allocated to goodwill. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable over a two-year period. Although the Company completed the acquisition of WTP on March 7, 2005, management is still finalizing the purchase price allocation based on its analysis of the fair value of the assets acquired and liabilities assumed.
The Company is pursuing indemnification claims against the former shareholders of WTP on account of asserted breaches of representations and warranties with respect to both undisclosed liabilities and other matters arising out of the acquisition and has instituted a related lawsuit. Pending the resolution of these claims, the Company has determined to withhold the December 31, 2005 escrow distribution described above. The Company has terminated the employment of Ira and Linda Distenfield, the former shareholders of WTP. At this time, it is too early to determine the outcome of these claims and lawsuit and the impact on the Company of the undisclosed liabilities.
The Company’s revolving credit facility and unregistered shares of the Company’s common stock were used to fund the purchase. The excess of the purchase price over the preliminary fair value of net identifiable assets acquired was $21.5 million. The Company believes that due to the revenues generated from the network of 170 locations and the potential to sell additional franchises, the preliminary allocation of a portion of the purchase price to goodwill is appropriate.
Following is the allocation of the purchase price for the WTP acquisition (in millions):

WTP
Purchase price	$14.0
Net assets acquired:
Purchased franchise agreements	(1.2)
Refundable deposits	7.6
Other (assets) and liabilities	1.1

Goodwill	$21.5

DOLLAR FINANCIAL GROUP, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. ACQUISITIONS (continued)
In July 2005, the Company purchased 26 We The People franchisee-owned stores, converting them to company-owned and -operated stores and related franchise territory for future development. The aggregate purchase price for these acquisitions was $4.9 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable assets acquired was $4.5 million. The Company believes that due to the earnings potential from the 26 acquired stores, and from franchising opportunities in the acquired territories, the allocation of a portion of the purchase price to goodwill is appropriate.
In October 2005, the Company purchased three We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territories for future development. In addition, the Company acquired three undeveloped territories from franchisees for future development. The aggregate purchase price for these acquisitions was $1.6 million, consisting of $833,000 in cash paid at closing and a $733,000 note payable. The Company allocated $181,000 of the purchase price to territory rights. The excess of the purchase price over the fair value of identifiable assets acquired was $1.1 million. The Company believes that due to the earnings potential from the acquired stores and territory rights and from the franchising opportunities in the acquired territories, the allocation of a portion of the purchase price to goodwill is appropriate.

DOLLAR FINANCIAL GROUP, INC.
SUPPLEMENTAL STATISTICAL DATA

	December 31,
	2004	2005
Company Operating Data:

Stores in operation:
Company-owned	656	747
Franchised stores and check cashing merchants	474	582

Total	1,130	1,329

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
Check Cashing Data:

Face amount of checks cashed (in millions)	$883	$941	$1,699	$1,858
Face amount of average check	$418	$441	$411	$440
Face amount of average check (excluding Canada and the United Kingdom)	$368	$393	$368	$391
Average fee per check	$15.49	$16.50	$15.26	$16.47
Number of checks cashed (in thousands)	2,113	2,135	4,135	4,223

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
Check Cashing Collections Data:

Face amount of returned checks (in thousands)	$7,895	$9,639	$15,496	$19,906
Collections (in thousands)	(5,481)	(6,993)	(10,956)	(14,291)

Net write-offs (in thousands)	$2,414	$2,646	$4,540	$5,615

Collections as a percentage of returned checks	69.4%	72.5%	70.1%	71.8%
Net write-offs as a percentage of check cashing revenues	7.4%	7.5%	7.4%	8.1%
Net write-offs as a percentage of the face amount of checks cashed	0.27%	0.28%	0.27%	0.30%

The following chart presents a summary of our consumer lending originations, which includes loan extensions, and revenues for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2005	2004	2005

U.S. company funded consumer loan originations (1) (3)	$18,507	$61,960	$37,069	$129,596
Canadian company funded consumer loan originations (2)	118,027	143,981	225,168	273,073
U.K. company funded consumer loan originations (2)	42,780	46,740	85,478	94,478

Total company funded consumer loan originations	$179,314	$252,681	$347,715	$497,147

Servicing revenues, net (3)	$13,868	$3,933	$26,018	$5,341
U.S. company funded consumer loan revenues (3)	2,711	10,415	5,485	20,254
Canadian company funded consumer loan revenues	12,538	17,419	24,018	32,476
U.K. company funded consumer loan revenues	6,323	7,708	12,359	15,097
Provision for loan losses on company funded loans	(4,674)	(6,129)	(9,344)	(12,357)

Total consumer lending revenues, net	$30,766	$33,346	$58,536	$60,811

Gross charge-offs of company funded consumer loans (3)	$16,476	$26,753	$32,554	$51,520
Recoveries of company funded consumer loans (3)	(11,912)	(20,670)	(23,380)	(40,401)

Net charge-offs on company funded consumer loans	$4,564	$6,083	$9,174	$11,119

Gross charge-offs of company funded consumer loans as a percentage of total company funded consumer loan originations	9.2%	10.6%	9.4%	10.4%
Recoveries of company funded consumer loans as a percentage of total company funded consumer loan originations	6.6%	8.2%	6.7%	8.1%
Net charge-offs on company funded consumer loans as a percentage of total company funded consumer loan originations	2.5%	2.4%	2.6%	2.2%

(1)	Our company operated stores in the United States originate company-funded and bank-funded short-term consumer loans.

(2)	All consumer loans originated in Canada and the United Kingdom are company-funded.

(3)	The variance between the two periods is primarily related to our transition in the United States for short-term consumer loans from the bank-funded to the company-funded model.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Group, Inc. for the three and six months period ended December 31, 2005 and 2004. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Group, Inc. and its wholly owned subsidiaries, except as the context otherwise requires. References to “Corp.” are to our parent company, Dollar Financial Corp. For a separate discussion and analysis of the financial condition and results of operations of Corp., see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Corp.’s’ quarterly report on Form 10-Q (File No. 000-50866) for the period ended December 31, 2005.
Executive Summary
Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. and its wholly owned subsidiaries. We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, if we fund the loans directly, interest and fees on the loans. With respect to our We The People (“WTP”) company-operated stores, we charge customers for legal document preparation services. With respect to our WTP franchised locations, we receive initial franchise fees upon the initial sale of a franchise. Processing fees from our franchisees are earned for processing customers’ legal documents.
On June 16, 2005, we announced that we were transitioning the majority of our United States financial services stores from the bank-funded consumer loan model to the company-funded consumer loan model. This transition was in response to the implementation of the March 2, 2005 revisions to the Federal Deposit Insurance Corporation, or FDIC, guidelines for payday lending, which became effective on July 1, 2005 (as revised, the “Payday Lending Guidance”). As of December 31, 2005, all of our retail financial service locations, with the exception of those located in Pennsylvania and Texas, have transitioned to the company-funded consumer loan model. We also announced on June 16, 2005 that we were discontinuing our operations as a marketing and servicing agent for consumer loans that are fulfilled through document transmitter locations. We expect this to result in a loss of approximately $5.1 million of revenues for the twelve-month period ending June 30, 2006 (“fiscal 2006”) with a minimal impact on income before income taxes. We will continue to offer loans directly to borrowers through other channels of distribution.
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
In our discussion of our financial condition and results of operations, we refer to stores and franchises that were open for 18 consecutive months ending December 31, 2005 as comparable stores and franchises.
Impact of Hurricanes Katrina and Rita on our Operations.
We currently operate 29 financial service stores in the State of Louisiana. Five of these stores are in New Orleans and were directly impacted by Hurricane Katrina; and four of which are located in the Lake Charles area and were directly impacted by Hurricane Rita. By mid-October, all of the stores in the Lake Charles area and one store in New Orleans had reopened. Although several of the stores outside of New Orleans and Lake Charles were briefly closed for a few days after the storms, the financial impact on those stores was immaterial. We have assessed the extent of the damage to the New Orleans stores and have developed a timetable for reopening them. We anticipate that the four remaining stores in New Orleans may reopen early in our fiscal fourth quarter, subject to the status of the reconstruction of the devastated areas of New Orleans and the re-establishment of its local population. The Company has insurance for the impacted stores, which covers property damage and business interruption due to wind and hail, as well as acts of crime.
The impact of the hurricanes to income before income taxes for the quarter ended December 31, 2005 was minimal but approximately $500,000 for the six months ended December 31, 2005, due primarily to higher loan losses and reduced revenue from the impacted store locations. At this time, we believe that the negative impact from the disruption of operations resulting from the hurricanes for fiscal year 2006 will likely range from $900,000 to $1.2 million of income before income taxes.
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
In addition to the short-term consumer loans originated and funded by us, we also have historically had domestic relationships with two banks, County Bank of Rehoboth Beach, Delaware (“County Bank”) and First Bank of Delaware (“First Bank”). Pursuant to these relationships, we marketed and serviced short-term consumer loans domestically, which had terms ranging from 7 to 23 days, which were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans are not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In connection with our transition to the company-funded consumer loan model in June 2005, we terminated our relationship with County Bank and amended our relationship with First Bank.
For domestic loans funded by First Bank, we recognize net servicing fee income ratably over the life of the related loan. In addition, the bank has established a target loss rate for the loans marketed and serviced by us. Servicing fees payable to us are reduced by the amount the actual losses exceed this target loss rate. If actual losses are below the target loss rate, the difference is paid to us as a servicing fee. The measurement of the actual loss rate and settlement of servicing fees occurs twice every month.
Because our domestic servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current and expected collection patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks’ outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $36,500 at December 31, 2005 and $1.3 million at June 30, 2005.
If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. The reserve is replenished in an amount equal to the net losses charged to the reserve. This replenishment, as well as any additional provisions to the reserve for servicing fee adjustments as a result of the calculations set forth above, is charged against revenues.

During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank of Delaware. First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on our balance sheet. We earn a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized ratably using the effective interest rate method. This fee is reduced by losses incurred by the bank on such loans. We maintain a reserve for future servicing fee adjustments based on the bank’s outstanding loan balance. This liability was $518,000 at December 31, 2005 and is included in accrued expenses and other liabilities.
If a First Bank borrower defaults, our servicing fee is reduced. We anticipate that it will collect a portion of the defaulted loans, increasing its earned servicing fee; accordingly, a servicing fee receivable is maintained, along with a corresponding allowance. To estimate the appropriate allowance, we consider the amount of outstanding bank loans, historical loans charged off, current and expected collection patterns and current economic trends. The allowance for servicing fees due from the bank was $487,000 at December 31, 2005 and is included in other consumer loans receivable, net.
The total amount of monies owed to the banks decreased significantly at December 31, 2005 compared to December 31, 2004 as a result of the transition in the United States from the bank-funded to the company-funded model for short-term consumer loans. As a result, we decreased our reserve for servicing fee adjustments and increased our allowance for loan losses on company-funded loans. We serviced $34.4 million of loans for First Bank during the first six months of fiscal 2006 compared to $156.9 million during the first six months of fiscal 2005. At December 31, 2005, there was $8.4 million in outstanding loans for First Bank and $18.0 million for County Bank and First Bank at December 31, 2004.
Company-Funded Consumer Loan Loss Reserves Policy
We maintain a loan loss reserve for anticipated losses for loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net write-offs, typically expressed as a percentage of loan amounts originated and extended for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. As a result of our transition away from the domestic bank-funded consumer loan model to the company-funded consumer loan model, we expect our future domestic loan loss reserve will increase.
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, we record a charge-off against the consumer loan loss reserve for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. This reserve is replenished monthly and this replenishment, as well as any additional provisions to the loan loss reserve as a result of the calculations in the preceding paragraph, is charged against revenues.
Check Cashing Returned Item Policy
We charge operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense during the period in which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. These net losses are charged to store and regional expenses in the consolidated statements of operations.
Goodwill
We have significant goodwill on our balance sheet. We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the fourth quarter of each fiscal year. As part of the evaluation, we compare the fair value of business reporting units to their carrying value, including assigned goodwill. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the intangible asset to an amount consistent with projected future cash flows discounted at our weighted average cost of capital. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. As of December 31, 2005, we do not believe any impairment of goodwill has occurred. However, changes in business conditions may require future adjustments to asset valuations.

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
Results of Operations
Revenue Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of				(Percentage of
	($ in thousands)		total revenue)		($ in thousands)		total revenue)
	2004	2005	2004	2005	2004	2005	2004	2005
Check cashing	$32,733	$35,224	45.2%	43.7%	$63,095	$69,571	45.5%	44.8%
Consumer lending revenue, net	30,766	33,346	42.5%	41.3%	58,536	60,811	42.3%	39.2%
Money transfer fees	3,685	4,262	5.1%	5.3%	7,193	8,220	5.2%	5.3%
Franchise fees and royalties	1,375	2,487	1.9%	3.1%	2,214	5,403	1.6%	3.5%
Other revenue	3,847	5,348	5.3%	6.6%	7,501	11,127	5.4%	7.2%

Total revenue	$72,406	$80,667	100.0%	100.0%	$138,539	$155,132	100.0%	100.0%

The Three Months Ended December 31, 2005 compared to the Three Months Ended December 31, 2004
Total revenues were $80.7 million for the three months ended December 31, 2005 compared to $72.4 million for the three months ended December 31, 2004, an increase of $8.3 million or 11.4%. Comparable retail store and franchised store sales for the entire period increased $6.2 million or 8.8%. New store openings accounted for an increase of $1.0 million and new store acquisitions accounted for an increase of $3.3 million. These increases were partially offset by a decrease of $1.3 million in revenues due to our discontinued operations as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $833,000 in revenues from closed stores.
Revenues in the United Kingdom for the quarter increased $3.2 million on a constant dollar basis, primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian operations for the quarter increased $4.9 million on a constant dollar basis. This revenue growth in our Canadian operations is due to a $3.7 million increase from consumer loan products as a result of a recent criteria change as well as an overall increase in our Canadian customer average outstanding loan balance. In addition, Canadian check cashing revenue increased $684,000 in the second quarter of fiscal 2006, as compared to the same period in the prior year. Revenues from franchise fees and royalties increased by $1.1 million primarily due to the franchise fees earned from the We The People business operations.
The Six Months Ended December 31, 2005 compared to the Six Months Ended December 31, 2004
Total revenues were $155.1 million for the six months ended December 31, 2005 compared to $138.5 million for the six months ended December 31, 2004, an increase of $16.6 million or 12.0%. Comparable retail store and franchised store sales for the entire period increased $10.9 million or 8.2%. New store openings accounted for an increase of $2.7 million and new store acquisitions accounted for an increase of $7.1 million. These increases were partially offset by a decrease of $2.8 million in revenues due to our discontinued operations as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $1.3 million in revenues from closed stores.
A stronger Canadian dollar, partially offset by a weaker British pound, positively impacted revenue by $2.0 million for the six months ended December 31, 2004. Revenues in the United Kingdom for the six months increased by $7.0 million, on a constant dollar basis, primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the six months increased $8.3 million on a constant dollar basis. The growth in our Canadian subsidiary is due to a $5.6 million increase from consumer loan products as a result of a recent criteria change, pricing adjustments in the second quarter of fiscal 2006 and an overall increase in our Canadian customer average outstanding loan balance. In addition, Canadian check cashing revenue increased $1.5 million in the first six months of fiscal 2006 compared to the same period in the prior year. Revenues from franchise fees and royalties accounted for an increase of $3.2 million for the six months ended December 31, 2005, primarily due to the franchise fees earned from the We The People business operations.
Store and Regional Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of				(Percentage of
	($ in thousands)		total revenue)		($ in thousands)		total revenue)
	2004	2005	2004	2005	2004	2005	2004	2005
Salaries and benefits	22,456	26,004	31.0%	32.2%	43,343	51,195	31.3%	33.0%
Occupancy	5,612	6,752	7.8%	8.4%	11,006	13,470	7.9%	8.7%
Depreciation	1,821	1,835	2.5%	2.3%	3,575	3,667	2.6%	2.4%
Returned checks, net and cash shortages	2,738	3,128	3.8%	3.9%	5,222	6,387	3.8%	4.1%
Telephone and communications	1,477	1,445	2.0%	1.8%	2,950	2,866	2.1%	1.8%
Advertising	2,289	2,633	3.2%	3.3%	5,121	4,822	3.7%	3.1%
Bank Charges	977	1,135	1.3%	1.4%	1,913	2,244	1.4%	1.4%
Armored carrier expenses	890	1,036	1.2%	1.3%	1,714	2,022	1.2%	1.3%
Other	7,179	8,690	9.9%	10.8%	14,271	15,999	10.3%	10.4%

Total store and regional expenses	45,439	52,658	62.7%	65.4%	89,115	102,672	64.3%	66.2%

The Three Months Ended December 31, 2005 compared to the Three Months Ended December 31, 2004
Store and regional expenses were $52.7 million for the three months ended December 31, 2005 compared to $45.4 million for the three months ended December 31, 2004, an increase of $7.2 million or 15.9%. New store openings accounted for an increase of $1.1 million and new store acquisitions accounted for an increase of $4.9 million while comparable retail store and franchised store expenses for the entire period increased $2.7 million. Partially offsetting these increases was a decrease of $1.3 million due to our discontinued operations as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $190,000 from closed stores. For the three months ended December 31, 2005 total store and regional expenses increased to 65.3% of total revenue compared to 62.7% of total revenue for the three months ended December 31, 2004. On a consistent currency basis, store and regional expenses increased $1.8 million in Canada, $2.5 million in the United Kingdom and $3.0 million in the United States. The increase in Canada was primarily due to increases in salaries, advertising and occupancy expenses, all of which are commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, returned checks and cash shortages, occupancy and other costs commensurate with the growth in that country. In the U.S., the increase is primarily due to salaries and occupancy as a result of the incremental costs associated with the acquisition of We The People stores.
The Six Months Ended December 31, 2005 compared to the Six Months Ended December 31, 2004
Store and regional expenses were $102.7 million for the six months ended December 31, 2005 compared to $89.1 million for the six months ended December 31, 2004, an increase of $13.6 million or 15.2%. The impact of foreign currencies accounted for $900,000 of the increase. New store openings accounted for an increase of $2.4 million and new store acquisitions accounted for an increase of $9.2 million while comparable retail store and franchised store expenses for the entire period increased $6.3 million. Partially offsetting these increases was a decrease of $2.6 million due to our discontinued operations as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $1.0 million from closed stores. For the six months ended December 31, 2005 total store and regional expenses increased to 66.2% of total revenue compared to 64.3% of total revenue for the six months ended December 31, 2004. On a consistent currency basis, store and regional expenses increased $2.4 million in Canada, $4.5 million in the United Kingdom and $5.7 million in the United States. The increase in Canada was primarily due to increases in salaries, advertising and occupancy expenses, all of which are commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, returned checks and cash shortages, occupancy and other costs commensurate with the growth in that country. In the U.S., the increase is primarily due to salaries, occupancy and other as a result of the incremental costs associated with the acquisition of We The People stores.

Corporate and Other Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of				(Percentage of
	($ in thousands)		total revenue)		($ in thousands)		total revenue)
	2004	2005	2004	2005	2004	2005	2004	2005
Corporate expenses	$9,519	$10,410	13.1%	12.9%	$17,750	$19,582	12.8%	12.6%
Other depreciation and amortization	1,150	886	1.6%	1.1%	2,081	1,811	1.5%	1.2%
Interest expense	6,492	7,438	9.0%	9.2%	12,976	14,679	9.4%	9.5%
Other	(142)	142	(0.2%)	0.2%	(56)	418	0.0%	0.3%
Income tax provision	5,254	6,115	7.3%	7.6%	8,608	10,653	6.2%	6.9%
The Three Months Ended December 31, 2005 compared to the Three Months Ended December 31, 2004
Corporate Expenses
Corporate expenses were $10.4 million for the three months ended December 31, 2005 compared to $9.5 million for the three months ended December 31, 2004. The $891,000 increase is primarily due to higher insurance and other public company costs, as well as an increase in compensation expense to support the expansion of the global store network and new product offerings.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $886,000 for the three months ended December 31, 2005 compared to $1.2 million for the three months ended December 31, 2004.
Interest Expense
Interest expense was $7.4 million for the three months ended December 31, 2005 compared to $6.5 million for the three months ended December 31, 2004, an increase of $900,000 or 14.6%. The increased interest is due to an additional $731,000 related to the offering of $30 million principal amount of 9.75% senior notes due 2011 on June 23, 2005 and an increase of $160,000 related to a higher average outstanding revolving credit facility balance for the quarter ended December 31, 2005 compared to the same quarter in the prior year.
Income Tax Provision
The provision for income taxes was $6.1 million for the three months ended December 31, 2005 compared to a provision of $5.3 million for the three months ended December 31, 2004. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on US deferred tax assets. Our effective tax rate was 66.9% for the three months ended December 31, 2005 compared to 82.2% for the three months ended December 31, 2004. Because of the extinguishment of U.S. debt from the proceeds of our initial public offering in the third quarter of fiscal 2005, interest expense is 28% lower in the three months ended December 31, 2005 than the same period in the prior year, which is the principal reason for the improvement in the effective tax rate year over year. The interest expense on our senior notes issued in the United States results in U.S. tax losses, thus generating deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At December 31, 2005, U.S. deferred tax assets recorded were reduced by a valuation allowance of $16.0 million of which $1.4 million was provided for in the three months ended December 31, 2005.
The Six Months Ended December 31, 2005 compared to the Six Months Ended December 31, 2004
Corporate Expenses
Corporate expenses were $19.6 million for the six months ended December 31, 2005 compared to $17.8 million for the six months ended December 31, 2004. The $1.8 million increase is primarily due to higher insurance and other public company costs, as well as an increase in compensation expense to support the expansion of the global store network and new product offerings.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $1.8 million for the six months ended December 31, 2005 compared to $2.1 million for the six months ended December 31, 2004.
Interest Expense
Interest expense was $14.7 million for the six months ended December 31, 2005 compared to $13.0 million for the six months ended December 31, 2004, an increase of $1.7 million or 13.1%. The increased interest is due to an additional $1.5 million related to the offering of $30 million principal amount of 9.75% senior notes due 2011 on June 23, 2005 and an increase of $181,000 related to a higher outstanding revolving credit facility balance for the six months ended December 31, 2005 compared to the same period in the prior year.
Income Tax Provision
The provision for income taxes was $10.7 million for the six months ended December 31, 2005 compared to a provision of $8.6 million for the six months ended December 31, 2004. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on US deferred tax assets. Our effective tax rate was 66.7% for the six months ended December 31, 2005 compared to 89.2% for the six months ended December 31, 2004. Because of the extinguishment of U.S. debt from the proceeds of our initial public offering in the third quarter of fiscal 2005, interest expense is 28% lower in the six months ended December 31, 2005 than the same period in the prior year, in which is the principal cause in the improvement in the effective tax rate year over year. The interest expense on our senior notes issued in the United States results in U.S. tax losses, thus generating deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At December 31, 2005, U.S. deferred tax assets recorded were reduced by a valuation allowance of $16.1 million of which $4.0 million was provided for the six months ended December 31, 2005.
Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2005, cash and cash equivalents increased $7.4 million. Net cash provided by operating activities was $170,000 for the six months ended December 31, 2005 compared to $10.2 million for the six months ended December 31, 2004. The decrease in net cash provided by operations was primarily the result of additional cash used to fund company-funded consumer loans as a result of the recent transition from the bank-funded model in response to the FDIC Payday Lending Guidance.
Liquidity and Capital Resources
Our principal sources of cash are from operations, borrowings under our credit facilities and issuances of our common stock. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated consumer loans, finance acquisitions and new store expansion and finance the expansion of our products and services.
Net cash provided by operating activities was $170,000 for the six months ended December 31, 2005 compared to cash provided of $10.2 million for the six months ended December 31, 2004. The decrease in net cash provided by operations was primarily the result of additional cash used to fund company-funded consumer loans as a result of the recent transition from the bank-funded model in response to the FDIC Payday Lending Guidance.
Net cash used in investing activities for the six months ended December 31, 2005 was $13.8 million compared to a usage of $6.2 million for the six months ended December 31, 2004. For the six months ended December 31, 2005, we made capital expenditures of $7.7 million and acquisitions of $6.1 million primarily related to the purchase of additional We The People franchises and territories. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $14.9 million during our fiscal year ending June 30, 2006, for remodeling and relocation of certain existing stores and for opening additional new stores.

Net cash provided by financing activities for the six months ended December 31, 2005 was $20.0 million compared to net cash provided of $10.5 million for the six months ended December 31, 2004. The cash provided in the six months ended December 31, 2005 and 2004 was primarily a result of an increase in the borrowings under our revolving credit facility.
Revolving Credit Facilities. We have two revolving credit facilities: a domestic revolving credit facility and a Canadian overdraft facility.
Domestic Revolving Credit Facility. On November 13, 2003, we repaid, in full, all borrowings outstanding under our previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of our 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. On July 8, 2005, we entered into an amendment and restatement of its credit facility to increase the maximum amount of the facility from $55 million to $80 million. The amendment and restatement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the amendment and restatement extended the term of the credit facility for one additional year to November 12, 2009. At our request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the credit facility, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event we engage in certain issuances of debt or equity securities or asset disposals. Our borrowing capacity under the credit facility is limited to the lesser of the total commitment of $80.0 million or 85% of certain liquid assets. At December 31, 2005, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantee the performance of certain of the Company’s contractual obligations. There was $20.5 million outstanding under the facility at December 31, 2005.
Canadian Overdraft Facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million in Canadian equivalent, of which there was no outstanding balance on December 31, 2005. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.
Long-Term Debt. As of December 31, 2005, long term debt consisted of $271.6 million principal amount of OPCO’s 9.75% senior notes due November 15, 2011 and a $733,000 note related to the acquisition of certain We The People territories.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2005, excluding periodic interest payments, include the following:

	Payments Due by Period (in thousands)
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$20,500	$20,500	$—	$—	$—
Long-term debt:
9.75% Senior Notes due 2011(1)	271,626	—	—	—	271,626
Capital lease obligations	—	—	—	—	—
Operating lease obligations	78,103	20,612	32,286	17,225	7,980
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the registrants balance sheet under GAAP	733	366	367	—	—

Total contractual cash obligations	$370,962	$41,478	$32,653	$17,225	$279,606

(1)	$1,626 is the unamortized premium on the 9.75% Senior Notes due 2011.
We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future, including payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We expect additional revenue growth to be generated by increased check cashing revenues, growth in the consumer lending business, the maturity of recently opened stores and the continued expansion of new stores and sale of franchises as a result of our recent acquisition of the We The People system. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth for existing stores. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service.
Balance Sheet Variations
December 31, 2005 compared to June 30, 2005
Cash and cash equivalents increased to $99.9 million at December 31, 2005 from $92.5 million at June 30, 2005. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing, company-funded consumer loans and other operating activities.
Loans receivable, net increased to $52.4 million at December 31, 2005 from $38.6 million at June 30, 2005 due primarily to increases of $10.4 million in company-funded consumer loans resulting from the transition from the bank-funded model to the company-funded model in the U.S. and growth in Canada, as well as $2.3 million in installment loans internationally and $1.1 million in pawn lending in the U.K.
Other consumer lending receivables decreased $4.0 million due to the termination of our relationship with County Bank and the amended relationship with First Bank of Delaware.
Income taxes receivable increased to $2.1 million at December 31, 2005 from $1.1 million at June 30, 2005 related primarily to the timing of receipts.
Goodwill and other intangibles increased $8.4 million from $186.2 million at June 30, 2005 to $194.6 million at December 31, 2005 due to foreign currency translation adjustments of $150,000, and acquisitions and We The People purchase price adjustments of $8.3 million.
Accrued expenses and other liabilities increased to $22.6 million at December 31, 2005 from $26.9 million at June 30, 2005 due primarily to the timing of accrued payroll and other operating expense accruals.
Revolving credit facilities and long-term debt increased $21.1 million from $271.8 million at June 30, 2005 to $292.9 million at December 31, 2005. The increase is due to additional borrowings under our credit facility.

Total shareholder’s equity increased $6.4 million to $66.2 million from $59.8 million due primarily to net income of $5.3 million and an increase of $48,000 in accumulated other comprehensive income as a result of $1.2 million in foreign currency translation adjustments.
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
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, revenue growth, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report as well as those risk factors set forth in the section entitled “Risk Factors” set forth in Corp.’s statement on Form S-1 which was effective on January 27, 2005.
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
Foreign Exchange Rates
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2005, we held put options with an aggregate notional value of $(CAN) 33.0 million and £(GBP) 6.6 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2006. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholder’s equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2005 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the six months ended December 31, 2005. As of December 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholder’s equity of $48,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value at December 31, 2005 was $326,000 and is included in other assets on the balance sheet.
Canadian operations accounted for approximately 151.9% of consolidated pre-tax earnings for the six months ended December 31, 2005 and 115.4% of consolidated pre-tax earnings for the six months ended December 31, 2004. U.K. operations accounted for approximately 36.2% of consolidated pre-tax earnings for the six months ended December 31, 2005 and approximately 47.4% of consolidated pre-tax earnings for the six months ended December 31, 2004. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $21.7 million.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $3.0 million for the six months ended December 31, 2005 and $2.7 million for the six months ended December 31, 2004. This impact represents nearly 18.8% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2005 and 16.3% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2004.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from our Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. On December 9, 2005, our Canadian subsidiary settled this action, subject to court approval. We believe the settlement will not have a material impact on our financial condition or results of operations. We believe that we have adequately reserved for the costs of the ultimate settlement and of legal and administrative costs associated with the settlement. The amount of the provision is subject to revision, and it is possible that the final cost of the settlement could differ materially from the amount currently provided.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification, which order is currently under appeal.

On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. The solicitor has indicated to the court that this second action will not proceed pending the appeal described above.
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
Except with respect to the Alberta action, at this time it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
California Legal Proceedings
We are defendant in four lawsuits commenced by the same law firm. Each is pled as a class action, and each alleges violations of California’s wage-and-hour laws. The named plaintiffs are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that we failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that we computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). All of these cases, except Woods, are pending in the California state Superior Courts. We compelled arbitration of Woods’ claims, where the arbitrator has certified a class of current and former store managers and set trial for March 2006. The court in the Williams case granted class certification in February 2005. The court in the Chin case denied class certification in April 2005; that determination is presently on appeal. The court in the Castillo case denied class certification in November 2005. In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by class members who, in the aggregate worked 92% of all weeks worked by the class during the relevant period. We recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods’ counsel is presently disputing through arbitration the validity of the settlements accepted by the individual class members.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
We The People Legal Proceedings
Our business model for our legal document preparation services business is being challenged in the courts, as described below, which could result in our discontinuation of these services in any one or more jurisdictions.
The company from which we bought the assets of our We The People business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and/or certain of our franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois and Georgia state courts, allege violations of the unauthorized practice of law statute and various consumer protection statutes of those states. There are presently eight stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent us and our franchisees from preparing legal documents in accordance with our present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against our local franchisee in May 2005. The North Carolina case has been pending since the summer of 2003.
On February 9, 2006, We The People and the TN Department of Consumer Affairs ("the Department") reached a mutual agreement to end a lawsuit filed by the Department against We The People and its two Tennessee franchisees that had alleged violations of the Tennessee unauthorized practice of law statutes and the Tennessee Consumer Protection Act. The agreement, which was confirmed by the court, allows We The People to continue its operations in Tennessee however, We The People agreed to make some adjustments to its services and advertisements. Additionally, as part of the resolution of the dispute, We The People will make a payment to the State that will be available to be distributed as refunds to eligible consumers. WTP had denied any liability or any wrongdoing, and no wrongdoing was found by either the court or the Department.
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
The Former WTP and/or certain of our franchisees are defendants in adversary proceedings commenced by various United States Bankruptcy trustees in bankruptcy courts in the Eastern District of New York, the District of Maryland, the Northern District of Illinois, the Middle District of Tennessee, the Eastern District of Tennessee, the Eastern District

of Oklahoma, the Middle District of North Carolina, the District of Idaho, the District of Oregon, the Eastern District of Michigan, the Central District of Texas and the District of Delaware. The actions in New York, Connecticut, Maryland, Delaware and Oklahoma have recently been settled by Consent Order and Stipulation. We also believe that the actions in Illinois and Idaho will be settled in the near future. In each of these adversary proceedings, the United States Bankruptcy trustee alleges that the defendants violated certain requirements of Section 110 of the United States Bankruptcy Code, which governs the preparation of bankruptcy petitions by non-attorneys, and engaged in fraudulent, unfair and deceptive conduct which constitutes the unauthorized practice of law.
In March 2003, the Former WTP, on behalf of its local franchisee, filed an appeal from a decision of the United States District Court for the District of Idaho which had reduced the fee that the Former WTP franchisee could charge for its bankruptcy petition preparation services and ruled that the Former WTP’s business model for the preparation of bankruptcy petitions was deceptive or unfair, resulted in the charging of excessive fees and constituted the unauthorized practice of law. On June 17, 2005, the United States Court of Appeals for the Ninth Circuit affirmed this decision, without reaching the issues related to unauthorized practice of law. On May 10, 2005, we, the Former WTP and certain of our local franchisees temporarily settled two of the bankruptcy adversary proceedings pending in the District of Connecticut and in the Southern District of New York by entering into stipulated preliminary injunctions regarding preparation of bankruptcy petitions within these judicial districts pending the final resolution of these proceedings. Each of the adversary proceedings temporarily settled is being referred to mediation, together with certain other matters currently pending in the Southern District of New York and in the Eastern District of New York against the Former WTP and certain of our franchisees, in an effort to develop a protocol for us and our franchisees located within all Federal judicial districts in New York, Vermont and Connecticut to comply with Section 110 of the Bankruptcy Code.
In December 2004, the Former WTP entered into a stipulated judgment based on an alleged violation of the Federal Trade Commission’s Franchise Rule. Under the terms of the judgment, the Former WTP paid a $286,000 fine and is permanently enjoined from violating the Federal Trade Commission Act and the Franchise Rule and was required to comply with certain compliance training, monitoring and reporting and recordkeeping obligations. We have requested the Federal Trade Commission to confirm that it agrees with our interpretation that these obligations are applicable only to our legal document preparation services business.
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
In addition to the matters described above, we continue to respond to inquiries we receive from state bar associations and state regulatory authorities from time to time as a routine part of our business regarding our legal document preparation services business and that of our franchisees.

Item 6. Exhibits

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

DOLLAR FINANCIAL GROUP, INC.

Date: February 13, 2006	*By:	/s/ Randy Underwood

		Name:	Randy Underwood
		Title:	Executive Vice President and
Chief Financial Officer
(principal financial and
chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.